Form 10-K
period 2016-12-31
GRAY TELEVISION INC
filed 2017-03-01
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2016: Class A Common Stock and Common Stock; no par value –$698,178,882.

The number of shares outstanding of the registrant’s classes of common stock as of February 21, 2017: Class A Common Stock; no par value –6,606,173 shares; Common Stock, no par value –66,238,529 shares.

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

Our common stock and our Class A common stock are listed on The New York Stock Exchange (the “NYSE”) under the symbols “GTN” and “GTN.A.”

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Nielsen Media Research Company (“Nielsen”), a national audience measuring service. While we believe this data to be accurate and reliable, we have not independently verified such data.

General

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of February 21, 2017, we owned and/or operated television stations in 54 television markets broadcasting over 200 separate programming streams, including 37 affiliates of the CBS Network (“CBS”), 29 affiliates of the NBC Network (“NBC”), 20 affiliates of the ABC Network (“ABC”) and 15 affiliates of the FOX Network (“FOX”). We refer to these major broadcast networks CBS, NBC, ABC and FOX collectively as the “Big Four” networks.

In addition to a primary broadcast channel, each of our stations can also broadcast additional secondary digital channels within a market by utilizing the same bandwidth, but with different programming from the primary channel. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Cozi, Heroes and Icons (“H&I”) and MOVIES! Network (“Movies”). Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast local news/weather channels in some markets (“News”). Our combined TV station group reaches approximately 10.1% of total United States television households.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any one geographic area.

Each commercial television station in the United States is assigned by Nielsen to one of 210 geographic television markets or designated market areas (“DMAs”). These markets are ranked in size according to their number of television households, with the market having the largest number of television households ranked number one. Each DMA is an exclusive geographic area consisting of all counties (and in some cases, portions of counties) in which the home-market commercial television stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in each DMA.

Television station revenue is derived primarily from local, regional and national advertising and retransmission consent fees. Television station revenue is derived to a much lesser extent from studio and tower space rental fees and commercial production activities. For the years ended December 31, 2016, 2015 and 2014, we generated revenue of $812.5 million, $597.4 million and $508.1 million, respectively. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are generally based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications. Advertising rates can also be determined in part by a station’s overall ratings and in-market share, as well as the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Strategy

Our success is based on the following strategies:

Further strengthen our balance sheet

During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. During 2016, we acted aggressively to improve the components of our debt, refinancing our long term investments with long term debt, while locking-in more attractive terms and new historically low rates.

Return capital to our shareholders

In the fourth quarter of 2016, our Board of Directors (the “Board”) authorized the repurchase of up to $75.0 million of our outstanding common stock (the “2016 Repurchase Authorization”) through December 31, 2019, and we acquired 192,183 shares of our common stock for an average price of $10.38 per share. We plan to use the 2016 Repurchase Authorization to continue to return capital to our shareholders by repurchasing our common stock from time to time for the duration of the authorization. Future repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. We are not required to purchase a minimum number of shares and the authorization may be modified, suspended or terminated at any time without prior notice.

Grow by leveraging our diverse national footprint

We serve a diverse and national footprint of television stations in 54 television markets that cover approximately 10.1% of United States television households. We currently operate in DMAs ranked between 62 and 209, of which many are markets with universities and/or state capitals. We believe markets with universities and state capitals provide significant advantages as they generally offer more favorable advertising demographics, more stable economics and a stronger affinity between local stations and university sports teams than other markets. We also seek to operate in markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are diversified across our programming, broadcasting over 200 separate programming streams, including 37 affiliates of CBS, 29 affiliates of NBC, 20 affiliates of ABC and 15 affiliates of FOX.

Maintain and grow our market leadership positions

Based on the consolidated results of the four Nielsen “sweeps” periods in 2016, our owned and/or operated television stations (including those acquired in January 2017) achieved the #1 ranking in overall audience in 40 of our 54 markets and the #1 ranking in local news audience in 39 of our markets. In addition, our stations achieved the #1 or #2 ranking in both overall audience and news audience in 52 of our 54 markets.

We believe there are significant advantages in operating the #1 or #2 television broadcasting stations in a local market. Strong audience and market share allows us to enhance our advertising revenue through price discipline and leadership. We believe a top-rated news platform is critical to capturing incremental sponsorship and political advertising revenue. Our high-quality station group allows us to generate higher operating margins, which allows us additional opportunities to reinvest in our business to further strengthen our network and news ratings. Furthermore, we believe operating the top ranked stations in our various markets allows us to attract and retain top talent.

We also believe our local leadership positions help us in negotiating more beneficial terms in our network affiliation agreements, which expire on various dates through August 2022, and in our syndicated programming agreements.

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

We intend to maintain our market leadership position through continued prudent investment in our news and syndicated programs, as well as continued technological advances and workflow improvements. We expect to continue to invest in technological upgrades in the future. We believe the foregoing will help us maintain and grow our market leadership; thereby enhancing our ability to grow and further diversify our revenues and cash flows.

Continue to monetize digital spectrum

We currently broadcast approximately 100 secondary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. Our strategy includes expanding upon our digital offerings. We also evaluate opportunities to use spectrum for future delivery of television broadcasts to mobile devices.

Maintain prudent cost management

Historically, we have closely managed our costs to maintain and improve our margins. We believe that our market leadership position also gives us additional negotiating leverage to enable us to lower our syndicated programming costs. We have increased the efficiency of our stations by automating video production and back office processes. We believe that we will be able to further benefit from our cost and operational efficiencies as we continue to grow.

Continue to pursue strategic growth and accretive acquisition opportunities

Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue opportunities for the acquisition of television stations or station groups, primarily in markets below the top 50 DMAs that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, between October 31, 2013 and December 31, 2016, we completed 19 acquisition transactions and three divestiture transactions. These transactions added a net total of 43 television stations in 25 television markets, including 20 new television markets, to our operations.

On February 16, 2016, we completed the acquisition of the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.1 million (the “Schurz Acquisition”). To facilitate the regulatory approval of the Schurz Acquisition, we (i) exchanged the assets of KAKE-TV (ABC) (and its satellite stations) for the assets of Lockwood Broadcasting, Inc.’s television station WBXX-TV (CW) and $11.2 million of cash, on February 1, 2016; (ii) exchanged the assets of WSBT-TV for the assets of Sinclair Broadcast Group, Inc.’s television station WLUC-TV (NBC/FOX) on February 16, 2016; and (iii) sold the Schurz radio broadcast assets to three separate radio broadcasters on February 16, 2016 (collectively with the Schurz Acquisition, the “Schurz Acquisition and Related Transactions”).

On May 13, 2016  we announced that we agreed to acquire television stations WDTV-TV (CBS) and WVFX-TV (FOX, CW), a legal duopoly in the Clarksburg-Weston, West Virginia television market (the “Clarksburg Acquisition”) from Withers Broadcasting Company of West Virginia and Withers Broadcasting Company of Clarksburg, LLC (collectively “Withers”) for a maximum total purchase price of $26.5 million in cash. On June 1, 2016, we made a partial payment of $16.5 million to Withers and acquired the non-license assets of these stations. Also, on that date we began to provide services to Withers under a local programming and marketing agreement (an “LMA”). Subject to regulatory approval, we currently expect to complete this acquisition later in the first quarter or in the second quarter of 2017.

On June 27, 2016, we completed the acquisition of KYES-TV (MY, Ant.), in the Anchorage, Alaska television market, from Fireweed Communications, LLC (the “KYES-TV Acquisition”) for a purchase price of $0.5 million.

Collectively, we refer to the stations acquired and retained in 2016, as well as those which we began operating under an LMA in 2016, as the “2016 Acquired Stations.”

During 2015, we completed six acquisitions, which collectively added seven television stations in six markets (four new markets) to our operations, and we refer to those stations as the “2015 Acquired Stations.” During 2014, we completed seven acquisitions, which transactions collectively added 22 television stations and 12 markets (10 new markets) to our operations, and we refer to those stations as the “2014 Acquired Stations.” Unless the context requires otherwise, we refer to the 2016 Acquired Stations, the 2015 Acquired Stations and the 2014 Acquired Stations, collectively, as the “Acquired Stations.”

On January 13, 2017, we acquired KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market, from Tanana Valley Television Company and Tanana Valley Holdings, LLC for $8.0 million (the “Fairbanks Acquisition”). We completed the Fairbanks Acquisition with cash on hand.

On January 17, 2017, we acquired two television stations that were divested by Nextstar Broadcasting, Inc. (“Nexstar”) upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market (the “Green Bay Acquisition”), and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois (or “Quad Cities”) television market (the “Davenport Acquisition”), for an adjusted purchase price of $269.9 million. We completed these acquisitions with cash on hand. The Green Bay Acquisition and the Davenport Acquisition were completed, in part, through a transaction with Gray Midwest EAT, LLC (“GME”), pursuant to which, we loaned GME $106.0 million which GME in turn used to acquire the broadcast licenses of the stations. GME is a variable interest entity (“VIE”) for which we are the primary beneficiary. As a result, we will include the assets, liabilities and results of operations of GME in our consolidated financial statements beginning in January 2017 and continuing for so long as we remain the primary beneficiary.

On February 16, 2017, we announced that we had reached an agreement with Diversified Communications, Inc. (“Diversified”) to acquire two television stations:  WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 161) for $85.0 million. Subject to receipt of regulatory and other approvals, we expect this transaction will close in the second quarter of 2017, with cash on hand and, if necessary, borrowings under our senior credit facility.

For more information on our acquisitions, refer to our Markets and Stations table later in this Item 1 and Note 2 “Acquisitions and Dispositions” and Note 11 “Subsequent Events” of our audited consolidated financial statements included elsewhere herein.

Cyclicality, Seasonality and Revenue Concentrations

Broadcast stations like ours rely on advertising revenue and are therefore sensitive to cyclical changes in the economy. As a result, our non-political advertising revenue has improved along with the general economic environment since 2010. Our political advertising revenue is generally not as significantly affected by economic slowdowns or recessions as our non-political advertising revenue.

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

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2016, 2015 or 2014, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2016, 2015 and 2014, we derived approximately 22%, 24% and 21%, respectively, of our total broadcast advertising revenue from our customers in the automotive industry. Revenue from this industry represents a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two year political advertising cycle. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive industry, or certain other industries, such as the medical, restaurant, communications and furniture and appliance industries, were to decline.

Markets and Stations

We operate in markets below the top 50 DMAs and have significant operations in markets with universities and state capitals. Our markets include 36 universities, representing enrollment of approximately 784,000 students, and 11 state capitals. We believe markets with universities and state capitals provide significant advantages, as they generally offer more favorable advertising demographics, more stable economics and a stronger affinity between local stations and university sports teams.

We have strong, market leading positions in our markets. We believe a key driver for our strong market position is the strength of our local news and information programs. We believe that our market position and our strong local revenue streams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2016, our largest market by revenue was Springfield, Missouri, which contributed approximately 5% of our revenue for 2016. In 2015, our largest market by revenue was Charleston/Huntington, West Virginia, which contributed approximately 6% of our revenue for 2015. Our top 10 markets by Company revenue contributed approximately 36% and 38% of our revenue for each of the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, our NBC-affiliated channels accounted for 36% and 34%, respectively, of our revenue; our CBS-affiliated channels accounted for 35% and 36%, respectively, of our revenue; our ABC-affiliated channels accounted for 18% and 20%, respectively, of our revenue; and our FOX-affiliated channels accounted for approximately 1% and 2%, respectively, of our revenue.

In each of our markets, we own and/or operate at least one station broadcasting a primary channel affiliated with the Big Four networks. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. The majority of our stations also broadcast secondary digital channels that are affiliated with various networks. The terms of our affiliations with these networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates through December 2020.

The following table provides information about our owned and/or operated television stations as of February 21, 2017:

					Primary
					Broadcast	Primary Channel
		Station		Network	License	Station	News
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)	DMA (e)

62	Knoxville, TN	WVLT		CBS	8/1/2021	3	3
62	Knoxville, TN	WBXX		CW	8/1/2021	5	5
63	Lexington, KY	WKYT		CBS	8/1/2021	1	1
(f)	Hazard, KY	WYMT		CBS	8/1/2021	1	1
66	Wichita/Huthcinson, KS	KWCH		CBS	6/1/2022	1	1
66	Wichita/Huthcinson, KS	KSCW		CW	6/1/2022	5	4
66	Wichita/Huthcinson, KS	KDCU	(g)	UNI	6/1/2022	6	6
66	(Ensign, KS)	KBSD	(h)	CBS	6/1/2022
66	(Goodland, KS)	KBSL	(h)	CBS	6/1/2022
66	(Hays, KS)	KBSH	(h)	CBS	6/1/2022
67	Roanoke/Lynchburg, VA	WDBJ		CBS	10/1/2020	1	1
68	Green Bay/Appleton	WBAY		ABC	12/1/2021	2	2
70	Charleston/Huntington, WV	WSAZ		NBC	10/1/2020	1	1
70	Charleston/Huntington, WV	WQCW		CW	10/1/2021	6	5
72	Flint/Saginaw/Bay City, MI	WJRT		ABC	10/1/2021	2	2
74	Omaha, NE	WOWT		NBC	6/1/2022	2	2
75	Springfield, MO	KYTV		NBC	2/1/2022	1	1
75	Springfield, MO	KYCW		CW	2/1/2022	4	4
75	Springfield, MO	KSPR		ABC	2/1/2022	3	2
75	Springfield, MO	KGHZ	(i)	Ant.	2/1/2022	(i)	(j)
78	Toledo, OH	WTVG		ABC	10/1/2021	2	1
80	Madison, WI	WMTV		NBC	12/1/2021	2	1
87	Waco/Temple/Bryan, TX	KWTX		CBS	8/1/2022	1	1
87	Waco/Temple/Bryan, TX	KBTX		CBS	8/1/2022	4	3
88	Colorado Springs/Pueblo, CO	KKTV		CBS	4/1/2022	1	2
90	Cedar Rapids, IA	KCRG		ABC	2/1/2022	1	1
96	South Bend/Elkhart, IN	WNDU		NBC	8/1/2021	2	2
100	Greenville/New Bern/	WITN		NBC	12/1/2020	1	1
	Washington, NC
101	Davenport, IA (Quad Cities)	KWQC		NBC	2/1/2022	1	1
105	Lincoln/Hastings/Kearney, NE	KOLN		CBS	6/1/2022	1	1
105	(Grand Island, NE)	KGIN	(h)	CBS	6/1/2022
105	Lincoln/Hastings/Kearney, NE	KSNB		NBC	6/1/2022	4	4
107	Tallahassee, FL/Thomasville, GA	WCTV		CBS	4/1/2021	1	1
109	Sioux Falls, SD	KSFY		ABC	4/1/2022	2	2
109	(Aberdeen, SD)	KABY	(h)	ABC	4/1/2022
109	(Pierre, SD)	KPRY	(h)	ABC	4/1/2022
111	Augusta, GA/Aiken, SC	WRDW		CBS	4/1/2021	2	2
111	Augusta, GA/Aiken, SC	WAGT		NBC	4/1/2021	3	3
112	Reno, NV	KOLO		ABC	10/1/2022	2	3
113	Lansing, MI	WILX		NBC	10/1/2021	2	2
116	Fargo/Valley City, ND	KVLY		NBC/CBS	4/1/2022	1	2
116	Fargo/Valley City, ND	KXJB		CBS	4/1/2022	3	5
129	La Crosse/Eau Claire, WI	WEAU		NBC	12/1/2021	1	1
134	Wausau/Rhinelander, WI	WSAW		CBS	12/1/2021	1	2
134	Wausau/Rhinelander, WI	WZAW		FOX	12/1/2021	4	4
135	Topeka, KS	WIBW		CBS	6/1/2022	1	1
137	Monroe/El Dorado, LA	KNOE		CBS/ABC	6/1/2021	1	1
138	Rockford, IL	WIFR		CBS	12/1/2021	1	1

Stations owned and/or operated by Gray Television, Inc. (continued):

					Primary
					Broadcast	Primary Channel
		Station		Network	License	Station	News
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)	DMA (e)

140	Minot/Bismarck/Dickinson, ND	KFYR		NBC	4/1/2022	1	1
140	(Minot, ND)	KMOT	(h)	NBC	4/1/2022
140	(Williston, ND)	KUMV	(h)	NBC	4/1/2022
140	(Dickinson, ND)	KQCD	(h)	NBC	4/1/2022
140	Minot/Bismarck/Dickinson, ND	KNDX		FOX	4/1/2022	3	3
140	(Minot, ND)	KXND	(h)	FOX	4/1/2022
143	Odessa/Midland, TX	KOSA		CBS	8/1/2022	1	1
147	Anchorage, AK	KTUU		NBC	2/1/2023	1	1
147	Anchorage, AK	KYES		MY	2/1/2023	6	(j)
152	Albany, GA	WSWG		CBS	4/1/2021	3	(j)
154	Panama City, FL	WJHG		NBC	2/1/2021	1	1
154	Panama City, FL	WECP		CBS	2/1/2021	3	4
162	Sherman, TX/Ada, OK	KXII		CBS/FOX	8/1/2022	1	1
162	(Paris, TX)	KXIP	(h)	CBS	8/1/2022
169	Clarksburg/Weston, WV	WDTV	(g)	CBS	10/1/2020	2	2
169	Clarksburg/Weston, WV	WVFX	(g)	FOX	10/1/2020	4	4
172	Rapid City, SD	KOTA		ABC	4/1/2022	1	1
172	Rapid City, SD	KEVN		FOX	4/1/2022	4	3
172	(Lead, SD)	KHSD	(h)	ABC/FOX	4/1/2022
172	(Sheridan, WY)	KSGW	(h)	ABC	4/1/2022
173	Dothan, AL	WTVY		CBS	4/1/2021	1	1
173	Dothan, AL	WRGX		NBC	4/1/2021	4	5
177	Harrisonburg, VA	WHSV		ABC	10/1/2020	1	1
177	Harrisonburg, VA	WSVF		FOX/CBS	10/1/2020	4	3
179	Alexandria, LA	KALB		NBC/CBS	6/1/2021	1	1
180	Marquette, MI	WLUC		NBC/FOX	10/1/2021	1	1
181	Bowling Green, KY	WBKO		ABC/FOX	8/1/2021	1	1
183	Charlottesville, VA	WCAV		CBS	10/1/2020	2	2
183	Charlottesville, VA	WVAW		ABC	10/1/2020	3	7
183	Charlottesville, VA	WAHU		FOX	10/1/2020	4	3
184	Laredo, TX	KGNS		NBC/ABC	8/1/2022	1	1
184	Laredo, TX	KYLX		CBS	8/1/2022	2	5
186	Grand Junction/Montrose, CO	KKCO		NBC	4/1/2022	2	1
186	Grand Junction/Montrose, CO	KJCT		ABC	4/1/2022	3	3
190	Meridian, MS	WTOK		ABC	6/1/2021	1	1
191	Twin Falls, ID	KMVT		CBS	10/1/2022	1	1
191	Twin Falls, ID	KSVT		FOX	10/1/2022	5	4
194	Parkersburg, WV	WTAP		NBC	10/1/2020	1	1
194	Parkersburg, WV	WIYE		CBS	10/1/2020	2	(j)
194	Parkersburg, WV	WOVA		FOX	10/1/2020	4	2
197	Casper/Riverton, WY	KCWY		NBC	10/1/2022	1	1
198	Cheyenne, WY/Scottsbluff, NE	KGWN		CBS	10/1/2022	1	1
198	(Scottsbluff, NE)	KSTF	(h)	CBS	6/1/2022
198	Cheyenne, WY/Scottsbluff, NE	KCHY		NBC	10/1/2022	2	2
202	Fairbanks, AK	KXDF		CBS	2/1/2023	1	2
202	Fairbanks, AK	KTVF		NBC	2/1/2023	2	1
202	Fairbanks, AK	KFXF		FOX	2/1/2023	3	(j)
206	Presque Isle, ME	WAGM		CBS/FOX	4/1/2023	1	1
209	North Platte, NE	KNOP		NBC	6/1/2022	1	1
209	(Scottsbluff, NE)	KNEP	(h)	ABC/NBC	6/1/2022
209	North Platte, NE	KNPL		CBS	6/1/2022	2	3
209	North Platte, NE	KIIT		FOX	6/1/2022	3	6

(a)	DMA rank for the 2016-2017 television season based on information published by Nielsen.

(b)	Indicates network affiliations. All primary channels and nearly all of our secondary channels broadcast by the stations are affiliated with at least one broadcast network.

(c)	Indicates expiration dates of FCC broadcast licenses.

(d)	Based on Nielsen data for the February, May, July and November 2016 rating periods.

(e)	Based on Nielsen data for the February, May, July and November 2016 rating periods for various news programs.

(f)	The rankings shown for WYMT are based on Nielsen data for the trading area (an area not defined as a distinct DMA) for the four most recent reporting periods.

(g)	Gray provides sales and back office services to: KDCU, which is owned by Entravision Communications Company; and WDTV and WVFX, which are owned by Withers, each an independent third party.

(h)	This station is a satellite station under FCC rules and simulcasts the programming of our primary channel in its market. This station may offer some locally originated programming, such as local news.

(i)

Gray provides sales and non-sales, back office services to KGHZ, which is owned by Schurz. This station changed its network affiliation and call letters in 2017 and its resulting DMA station rank is not available.

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

Competition

Television stations compete for audiences, certain programming (including news) and advertisers. Cable network programming is a significant competitor of broadcast television programming. However, no single cable network regularly attains audience levels of those of any major broadcast network. Cable networks’ advertising share has increased due to the growth in the number of homes that subscribe to a pay-TV service from MVPDs. Despite increasing competition from cable channels, digital platforms, social media, and internet-delivered video channels, television broadcasting remains the dominant distribution system for mass-market television advertising. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position.

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

Programming

Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell “first run” and “off network” or rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to first run programming (such as Wheel of Fortune) and off network reruns (such as Seinfeld). Broadcast stations compete also for exclusive news stories and features. While cable networks or internet service providers generally do not compete with local stations for programming, some national cable networks or internet service providers from time to time have acquired programs that would have been offered to, or otherwise might have been broadcast by, local television stations.

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

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In August 2016, the FCC released an Order that retained, with only a minor technical modification, its local television ownership rules. In that Order, the FCC also reinstated its previous decision to treat television Joint Sales Agreements (“JSAs”) as an attributable ownership interest when the brokering station sells more than 15% of the advertising time of the brokered station. The National Association of Broadcasters has filed an appeal challenging this Order.

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

National Television Station Ownership Rule

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations. In September 2016, the FCC adopted an Order that eliminated the UHF discount but grandfathered existing combinations that exceed the 39 percent cap. A Petition for Reconsideration of this rule change is pending.

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

STELAR was signed into law on December 4, 2014. STELAR extends the right of satellite TV operators to retransmit the signal of television broadcast stations for an additional five years and grants an extension of their compulsory copyright license for the carriage of distant TV signals. In accordance with STELAR, the FCC has promulgated rules that (i) grant DBS providers the right to seek market modifications based on factors similar to those used in the cable industry and cable operators the right to delete or reposition channels during “sweeps,” (ii) broadened the FCC’s prohibition against joint retransmission negotiations by directing the FCC to prohibit joint retransmission negotiations by any stations in the same DMA not under common control, (iii) prohibit a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed, and (iv) eliminated the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

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

Broadcast Spectrum

In February 2012, Congress passed legislation that grants the FCC authority to conduct an auction of certain spectrum currently used by television broadcasters. On May 15, 2014, the FCC adopted a Report and Order (the “2014 Report”) establishing the framework for an incentive auction of broadcast television spectrum. The 2014 Report created a two part incentive auction framework (the “Incentive Auction”). First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish all or a part of its station’s spectrum by (i) surrendering its license, (ii) relinquishing a portion of its spectrum and thereafter sharing spectrum with another station, or (iii) modifying a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished spectrum to new users. Applications to participate in the Incentive Auction were due by January 12, 2016 and bidding in the reverse broadcast auction began on March 29, 2016. Broadcaster bidding in the reverse auction closed on January 13, 2017. Bidding in the forward auction remains ongoing but is anticipated to end in the first half of 2017.

When the bidding in the forward auction closes, the FCC will begin the process of repurposing 84 MHz of broadcast spectrum for wireless use. To accommodate the spectrum reallocation to new users, the FCC may require that television stations that did not sell their spectrum in the reverse auction to modify their transmission facilities. The FCC is required to use “reasonable efforts” to preserve a station’s coverage area and population served, and it prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. If some or all of our television stations choose to channel share or are required to change frequencies they use, our stations could incur conversion costs that may not be fully reimbursed, or our ability to provide high definition programming and additional program streams, including mobile video services, could be constrained.

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

Employees

As of February 21, 2017, we had 3,700 full-time employees and 296 part-time employees, of which 86 full-time and 4 part-time employees at three stations were represented by various unions. We consider our relations with our employees to be good.

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

We have adopted a Code of Ethics (the “Code”) that applies to all of our directors, executive officers and employees. The Code is available on our website in the About Us section under the subheading Governance Documents. If any waivers of the Code are granted to an executive officer or director, the waivers will be disclosed in an SEC filing on Form 8-K.

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

At December 31, 2016, we had approximately $1.8 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and before deducting deferred financing costs. Subject to our ability to meet certain borrowing conditions, we currently have the ability to incur significant additional debt, including secured debt, under our senior credit facility (the “2017 Senior Credit Facility”), including under our un-drawn $100.0 million revolving credit facility. The terms of the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and the indenture (the “2024 Notes Indenture”) governing our 5.125% senior notes due 2024 (the “2024 Notes”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

Our substantial debt may have important consequences. For instance, it could:

●

require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which would reduce funds available for other business purposes, including capital expenditures and acquisitions;

●	place us at a competitive disadvantage compared to some of our competitors that may have less debt and better access to capital resources;

●	limit our ability to obtain additional financing to fund acquisitions, working capital and capital expenditures and for other general corporate purposes; and

●	make it more difficult for us to satisfy our financial obligations.

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our 2017 Senior Credit Facility or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us.

The agreements governing our various debt obligations impose restrictions on our operations and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the 2026 Notes Indenture, the 2024 Notes Indenture and our 2017 Senior Credit Facility, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place, or will place, restrictions on our ability to, among other things:

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

Our 2017 Senior Credit Facility requires us to comply with certain financial ratios and covenants; our failure to do so would result in a default thereunder, which would have a material adverse effect on us.

We are required to comply with certain financial covenants under our 2017 Senior Credit Facility. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, investment, acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under our 2017 Senior Credit Facility. Upon a default under any of our debt agreements, the lenders or debtholders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under our 2017 Senior Credit Facility. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our 2017 Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If the London Interbank Offered Rate (“LIBOR”) or the base rate, as defined in the 2017 Senior Credit Facility, were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our obligations, including making payments on the notes, would decrease.

Risks Related to Our Business

The success of our business is dependent upon advertising revenues, which are seasonal and cyclical, and also fluctuate as a result of a number of factors, some of which are beyond our control.

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

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during this period. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd- numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2016 and 2015, we derived approximately 11% and 3%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts, which also occur in even-numbered years. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, potential investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2016 or 2015, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For each of the years ended December 31, 2016 and 2015, respectively, we derived approximately 22% and 24% of our total broadcast advertising revenue from our advertisers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances, industries, declined.

In addition, in even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers, as described above. If political broadcast advertising revenue declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected.

We intend to continue to evaluate growth opportunities through strategic acquisitions, and there are significant risks associated with an acquisition strategy.

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

An acquisition strategy involves numerous other risks, including risks associated with:

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

The success of any strategic acquisition depends, in part, on our ability to successfully combine the acquired business and assets with our business and our ability to successfully manage the assets so acquired. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. Additionally, general market and economic conditions may inhibit our successful integration of any business. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business, any assets or operations disposed of in connection therewith or otherwise, or charges to earnings in connection with such acquisitions.

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

Our business depends in large part on the success of our network affiliations. Nearly all of our stations are directly or indirectly affiliated with at least one of the four major broadcast networks pursuant to a separate affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through August 2022.

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

The FCC also has sought comment on whether it should modify or eliminate the network non- duplication and syndicated exclusivity rules. We cannot predict the outcome of this proceeding. If, however, the FCC eliminates or relaxes its rules enforcing our program exclusivity rights, it could affect our ability to negotiate future retransmission consent agreements, and it could harm our ratings and advertising revenue if cable and satellite operators import duplicative programming.

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

In September 2015, the FCC, in accordance with STELAR, issued a notice of proposed rulemaking to review the “totality of the circumstances test” used to evaluate whether broadcast stations and MVPDs are negotiating for retransmission consent in good faith. In a July 14, 2016 blog post, the Chairman of the FCC announced that the FCC will not be adopting additional rules governing the retransmission consent process as a part of this proceeding. Instead, the FCC will monitor retransmission consent negotiations and rule on good-faith-negotiation complaints on a case-by-case basis. We cannot predict whether this approach will affect our ability to negotiate retransmission consent agreements, including the rates that we obtain from MVPDs, nor can we predict whether the FCC might reopen this proceeding in the future. The FCC also has taken other actions to implement various provisions of STELAR affecting the carriage of television stations, including (i) adopting rules that allow for the modification of satellite television markets in order to ensure that satellite operators carry the broadcast stations of most interest to their communities, (ii) prohibiting a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iii) eliminating the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

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

We have underfunded obligations under our defined benefit pension plan. Notwithstanding that our pension plan is frozen with regard to any future benefit accruals, the funded status of our pension plan is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan’s assets or unfavorable changes in applicable laws or regulations may materially change the timing and amount of required plan funding, which could reduce the cash available for our business. In addition, any future decreases in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plan and future contributions.

We may be unable to maintain or increase our internet advertising revenue, which could have a material adverse effect on our business and operating results.

We generate a portion of our advertising revenue from the sale of advertisements on our internet sites. Our ability to maintain and increase this advertising revenue is largely dependent upon the number of users actively visiting our internet sites. As a result, we must increase user engagement with our internet sites in order to increase our advertising revenue. Because internet advertising techniques are evolving, if our technology and advertisement serving techniques do not evolve to meet the changing needs of advertisers, our advertising revenue could also decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our internet advertising revenue.

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

As of December 31, 2016, the book value of our broadcast licenses was $1.3 billion and the book value of our goodwill was $485.3 million, in comparison to total assets of $2.8 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

Cybersecurity risks could affect our operating effectiveness.

We use computers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products. Such use exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events. These incidents could include, but are not limited to, unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, data corruption or operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation, financial consequences and reputational damage adversely affecting customer or investor confidence, any or all of which could adversely affect our business. Although we have systems and processes in place to protect against risks associated with cyber incidents, depending on the nature of an incident, these protections may not be fully sufficient.

Certain stockholders or groups of stockholders have the ability to exert significant influence over us.

Hilton H. Howell, Jr., our Chairman, President and Chief Executive Officer, is the son-in-law of Mrs. Harriett J. Robinson, a member of our Board of Directors, as well as the husband of Mrs. Robin R. Howell, a member of our Board of Directors (collectively with members of their family, the “Howell-Robinson Family”). As of February 21, 2017, collectively, the Howell-Robinson Family directly or indirectly beneficially owned shares representing approximately 43% of the outstanding combined voting power of our common stock and Class A common stock.

As a result of these significant stockholdings and positions on the Board of Directors, the Howell- Robinson Family is able to exert significant influence over our policies and management, potentially in a manner that may not be consistent with the interests of our other stockholders.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $325,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision in this proceeding and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market.

The FCC’s ownership rules generally prohibit us from owning or having “attributable interests” in two television stations that are located in the same markets in which our stations are licensed and are ranked among the top-four stations in the market. On August 25, 2016, the FCC released an Order (“Quadrennial Order”) in which it decided to retain, with only a minor technical modification, its duopoly restrictions. In that Order, the FCC also reinstated its previous decision to consider television Joint Sales Agreements (“JSAs”) (which are agreements under which a television station sells more than 15 percent of the weekly advertising time on another same-market television station) as “attributable interests.” The National Association of Broadcasters has filed an appeal challenging the Quadrennial Order. The FCC also considers television Local Marketing Agreements (“LMAs”) (which are agreements under which a television station sells or provides more than 15 percent of the programming on another same-market television station) as “attributable interests.” Accordingly, those rules constrain our ability to expand in our present markets through additional station acquisitions, JSAs, or LMAs.

The FCC’s National Television Station Ownership Rule limits the maximum number of households we can reach.

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39 percent of U.S. households through commonly owned television stations, subject to a 50 percent discount of the number of television households attributable to UHF stations (the “UHF Discount”). In September 2016, the FCC adopted an Order that eliminated the UHF Discount but grandfathered existing combinations that exceed the 39 percent cap. A Petition for Reconsideration of this rule change is pending. This rule may constrain our ability to expand through additional station acquisitions.

The FCC’s Incentive Auction and related proceedings could result in the reallocation of broadcast spectrum for wireless broadband or other non-broadcast use, which could materially impair our ability to provide competitive services.

In February 2012, Congress passed legislation that grants the FCC authority to conduct an auction of certain spectrum currently used by television broadcasters. On May 15, 2014, the FCC adopted a Report and Order (the “2014 Report”) establishing the framework for an incentive auction of broadcast television spectrum. The 2014 Report created a two part incentive auction framework (the “Incentive Auction”). First, the FCC would conduct a reverse auction by which a television broadcaster may volunteer, in return for payment, to relinquish all or a part of its station’s spectrum by (i) surrendering its license, (ii) relinquishing a portion of its spectrum and thereafter sharing spectrum with another station, or (iii) modifying a UHF channel license to a VHF channel license. Second, the FCC would conduct a forward auction of the relinquished spectrum to new users. Applications to participate in the Incentive Auction were due by January 12, 2016 and bidding in the reverse broadcast auction began on March 29, 2016. Broadcaster bidding in the reverse auction closed on January 13, 2017. Bidding in the forward auction remains ongoing but is anticipated to end in the first half of 2017.

When the bidding in the forward auction closes, the FCC will begin the process of repurposing 84 MHz of broadcast spectrum for wireless use. To accommodate the spectrum reallocation to new users, the FCC may require that television stations that did not sell their stations in the reverse auction to modify their transmission facilities. The FCC is required to use “reasonable efforts” to preserve a station’s coverage area and population served, and it prevents the FCC from requiring that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. If some or all of our television stations choose to channel share or are required to change frequencies they use, our stations could incur conversion costs that may not be fully reimbursed, or our ability to provide high definition programming and additional program streams, including mobile video services, could be constrained.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our principal executive offices in a building located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. We also lease various other offices that support our operations. See “Business – Markets and Stations” elsewhere in this Annual Report for a listing of our significant television stations and their locations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of February 21, 2017:

Hilton H. Howell, Jr., age 54, has served as our Chief Executive Officer since August 2008 and has also served as our President since June 2013. Mr. Howell, who is a member of the Executive Committee of the Board, has been a director since 1993 and served as the Vice Chairman of the Board from 2002 until April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that company since February 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell also serves as a director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the son-in-law of Mrs. Harriett J. Robinson and the husband of Mrs. Robin R. Howell, both of whom are members of our Board of Directors.

James C. Ryan, age 56, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Before that, he had been our Senior Vice President since September 2002 and our Vice President since October 1998.

Kevin P. Latek, age 46, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Before that, he served as our Senior Vice President, Business Affairs, since July 2013 and as our Vice President for Law and Development since March 2012. Prior to joining us, Mr. Latek represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters with the law firm of Dow Lohnes, PLLC, in Washington, DC. He is a member of the National Association of Broadcasters Educational Foundation, the CBS Affiliates Board, the American Bar Association and the Federal Communications Bar Association. He is a past member of the FOX Affiliates Board of Governors.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low

2016:
First Quarter	$16.26	$9.95	$13.39	$9.22
Second Quarter	14.77	10.43	12.42	9.51
Third Quarter	11.90	9.15	11.13	8.91
Fourth Quarter	11.40	7.00	11.06	7.05

2015:
First Quarter	$14.80	$9.17	$12.35	$7.50
Second Quarter	16.67	13.18	14.01	11.43
Third Quarter	18.07	10.38	15.40	9.05
Fourth Quarter	17.70	12.46	16.12	11.93

As of February 21, 2017, we had 66,238,529 outstanding shares of common stock held by approximately 8,320 stockholders and 6,606,173 outstanding shares of Class A common stock held by approximately 345 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Our articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes, on each matter submitted to a vote of stockholders. Our articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

We have not paid dividends on either class of our common stock since October 15, 2008. The 2017 Senior Credit Facility contains covenants that restrict our ability to pay cash dividends on our capital stock.

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

The following graphs compare the cumulative total return of the common stock and the Class A common stock from December 31, 2011 to December 31, 2016, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on December 31, 2011. Any dividends are assumed to have been reinvested as paid.

* $100 invested on 12/31/11 in stock index, including reinvestment of dividends. Year ending December 31.

	As of
Company/Index/Market	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Gray Television, Inc. common stock	$100	$136	$919	$691	$1,006	$670
NYSE Composite Index	$100	$116	$146	$156	$150	$168
TV Broadcasting Stations Index	$100	$136	$217	$248	$271	$284

* $100 invested on 12/31/11 in stock index, including reinvestment of dividends. Year ending December 31.

	As of
Company/Index/Market	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Gray Television, Inc. Class A common stock	$100	$129	$956	$678	$1,013	$770
NYSE Composite Index	$100	$116	$146	$156	$150	$168
TV Broadcasting Stations Index	$100	$136	$217	$248	$271	$284

Issuer Purchases of Common Stock and Class A Common Stock

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock or Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of December 31, 2016, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”).

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

The following table summarizes repurchases of our common stock in the three-months ended December 31, 2016, all of which were pursuant to the 2016 Repurchase Authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

October 1, 2016 through
October 31, 2016:	-	$-	-	$2,752,912

November 1, 2016 through
November 30, 2016:	62,518	$9.55	62,518	$76,795,515

December 1, 2016 through
December 31, 2016:	129,665	$10.77	129,665	$75,962,495

Total	192,183	$10.38	192,183

(1)	All shares purchased were shares of common stock.

(2)	Amount excludes standard brokerage commissions.

(3)

The amounts presented at each respective month-end include the aggregate of the remaining dollar value available to purchase our common stock under the November 2016 Repurchase Authorization and the weighted average dollar value available for repurchase of our Class A common stock or our common stock, under the 2004-2006 Repurchase Authorization.

Item 6. Selected Financial Data.

Certain selected historical consolidated financial data is set forth below. This information with respect to the years ended December 31, 2016, 2015 and 2014, and as of December 31, 2016 and 2015, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except net income per share data)
Statements of Operations Data (1):
Revenue (less agency commissions)	$812,465	$597,356	$508,134	$346,298	$404,831
Operating income	234,139	140,057	153,773	83,880	153,441
Loss from early extinguishment of debt (2)	(31,987)	-	(5,086)	-	(46,683)
Net income	62,273	39,301	48,061	18,288	28,129
Net income attributable to common stockholders (3)	62,273	39,301	48,061	18,288	24,034
Net income attributable to common stockholders per common share (3):
Basic	0.87	0.58	0.83	0.32	0.42
Diluted	0.86	0.57	0.82	0.32	0.42

Balance Sheet Data (at end of period):
Total assets (4)	$2,783,331	$2,127,708	$1,852,929	$1,317,131	$1,238,096
Long-term debt (including current portion) (4)	1,756,747	1,220,084	1,217,750	825,581	821,175
Total stockholders’ equity	492,861	429,274	216,192	174,010	143,935

(1)

Our operating results fluctuate significantly between years, as a result of, among other things, our completion of a significant number of acquisitions in each year beginning in 2013, and increased political advertising expenditures in even-numbered years.

(2)

In 2016, we recorded a loss from early extinguishment of debt related to the redemption of our then-outstanding 7½% senior secured notes due 2020. In 2014, we recorded a loss from early extinguishment of debt related to: (i) the amendment and restatement of our prior senior credit facility and (ii) the write off of unamortized deferred financing costs upon the extinguishment of debt of a variable interest entity and the termination of our guarantee of the related debt. In 2012, we recorded a loss from early extinguishment of debt related to: (i) the amendment and restatement of our prior senior credit facility and (ii) the redemption of our then-outstanding 10½% senior secured second lien notes due 2015.

(3)	In 2012, we repurchased the remaining $25.9 million in face amount of our Series D Perpetual Preferred Stock, and paid $16.7 million in accrued dividends related thereto.

(4)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amended previous guidance to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 Staff Announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. We adopted these standards as of January 1, 2016. In accordance with these standards, we have reclassified our deferred loan costs as a reduction in the balance of our long-term debt in our balance sheets at December 31, 2015, 2014, 2013 and 2012. Our deferred loan costs were previously presented as a non-current asset.

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

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of February 21, 2017, we owned and/or operated television stations in 54 television markets broadcasting over 200 separate programming streams, including 37 affiliates of the CBS Network (“CBS”), 29 affiliates of the NBC Network (“NBC”), 20 affiliates of the ABC Network (“ABC”) and 15 affiliates of the FOX Network (“FOX”). The following discussion and analysis includes the revenues, expenses, liquidity and capital resources attributable to all of our owned stations and to those we operate under an LMA during the specified periods.

In addition to a primary broadcast channel, each of our stations can also broadcast additional secondary digital channels within a market by utilizing the same bandwidth, but with different programming from the primary channel. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Cozi, Heroes and Icons (“H&I”) and MOVIES! Network (“Movies”). Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast local news/weather channels in some markets (“News”). Our combined TV station group reaches approximately 10.1% of total United States television households.

Based on the consolidated results of the four Nielsen “sweeps” periods in 2016, our television stations (including those acquired in January 2017) achieved the #1 ranking in overall audience in 40 of our 54 markets and the #1 ranking in local news audience in 39 of our markets. In addition, our stations achieved the #1 or #2 ranking in both overall audience and news audience in 52 of our 54 markets. For further information please refer to our Markets and Stations table in Item 1.

Recent Acquisitions and Divestitures

On February 16, 2016, we completed the acquisition of the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.1 million plus transaction related expenses (the “Schurz Acquisition”). To facilitate the regulatory approval of the Schurz Acquisition, we (i) exchanged the assets of KAKE-TV (ABC) (and its satellite stations) for the assets of Lockwood Broadcasting, Inc.’s television station WBXX-TV (CW) and $11.2 million of cash, on February 1, 2016; (ii) exchanged the assets of WSBT-TV for the assets of Sinclair Broadcast Group, Inc.’s television station WLUC-TV (NBC/FOX) on February 16, 2016; and (iii) sold the Schurz radio broadcast assets to three separate radio broadcasters on February 16, 2016 (collectively with the Schurz Acquisition, the “Schurz Acquisition and Related Transactions”).

On May 13, 2016, we announced that we agreed to acquire television stations WDTV-TV (CBS) and WVFX-TV (FOX, CW), a legal duopoly in the Clarksburg-Weston, West Virginia television market (the “Clarksburg Acquisition”) from Withers Broadcasting Company of West Virginia and Withers Broadcasting Company of Clarksburg, LLC (collectively “Withers”) for a maximum total purchase price of $26.5 million in cash. On June 1, 2016, we made a partial payment of $16.5 million to Withers and acquired the non-license assets of these stations. Also, on that date we began to provide services to Withers under a local programming and marketing agreement (an “LMA”). Subject to regulatory approval, we currently expect to complete this acquisition later in the first quarter or in the second quarter of 2017.

On June 27, 2016, we completed the acquisition of KYES-TV (MY, Ant.), in the Anchorage, Alaska television market, from Fireweed Communications, LLC (the “KYES-TV Acquisition”) for a purchase price of $0.5 million, plus transaction related expenses.

Collectively, we refer to the stations acquired and retained in 2016, as well as those which we began operating under an LMA in 2016, as the “2016 Acquired Stations.” For a more detailed discussion of the 2016 Acquired Stations, including the consideration paid to complete such transactions and their impact on our operations since the respective acquisition dates, see Note 2 “Acquisitions and Dispositions.”

During 2015, we completed six acquisitions which collectively added seven television stations in six markets (four new markets) to our operations, and we refer to those stations as the “2015 Acquired Stations.” During 2014, we completed seven acquisitions which collectively added 22 television stations in 12 markets (10 new markets) to our operations, and we refer to those stations as the “2014 Acquired Stations.” Unless the context requires otherwise, we refer to the 2016 Acquired Stations, the 2015 Acquired Stations and the 2014 Acquired Stations, collectively, as the “Acquired Stations.”

On January 13, 2017, we acquired KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market, from Tanana Valley Television Company and Tanana Valley Holdings, LLC for $8.0 million (the “Fairbanks Acquisition”). We completed the Fairbanks Acquisition with cash on hand.

On  January 17, 2017, we acquired two television stations that were divested by Nextstar Broadcasting Group, Inc. (“Nexstar”) upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market (the “Green Bay Acquisition”), and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois (or “Quad Cities”) television market (the “Davenport Acquisition”), for an adjusted purchase price of $269.9 million. We completed these acquisitions with cash on hand. The Green Bay Acquisition and the Davenport Acquisition were completed, in part, through a transaction with Gray Midwest EAT, LLC (“GME”), pursuant to which, we loaned GME $106.0 million which GME in turn used to acquire the broadcast licenses of the stations. GME is a variable interest entity (“VIE”) for which we are the primary beneficiary. As a result, we will include the assets, liabilities and results of operations of GME in our consolidated financial statements beginning in January 2017 and continuing for so long as we remain the primary beneficiary.

On February 16, 2017, we announced that we had reached an agreement with Diversified Communications, Inc. (“Diversified”) to acquire two television stations: WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 161) for $85.0 million. Subject to receipt of regulatory and other approvals, we expect this transaction will close in the second quarter of 2017, with cash on hand and, if necessary, borrowings under our senior credit facility.

Recent Financing Transactions

In connection with the consummation of the Schurz Acquisition and Related Transactions, effective February 16, 2016, we entered into the Second Amendment and Incremental Facility Agreement (the “Second Amendment”) to our then-existing senior credit facility (the “2014 Senior Credit Facility”). Pursuant to this Second Amendment, we borrowed $425.0 million under a term loan (the “2016 Term Loan”) to fund a portion of the purchase price of the Schurz Acquisition. The Second Amendment also increased our availability under a revolving credit facility by $10.0 million to a total of $60.0 million.

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

On February 7, 2017, we amended and restated the 2014 Senior Credit Facility. See Note 3 “Long-term Debt” and Note 11 “Subsequent Events” for further information regarding our financing activities.

Revenues, Operations, Cyclicality and Seasonality

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 61% of the net revenues of our television stations for the year ended December 31, 2016 were generated from local advertising (including political advertising revenues), which is sold primarily by a station’s sales staff directly to local accounts. Approximately 12% of the net revenues of our television stations for the year ended December 31, 2016 were generated from national advertising, which is also sold by a station’s sales staff to national accounts. At the beginning of 2016, we terminated substantially all of our national sales representation agreements. In 2015 and 2014, these firms also contributed to the sales of advertising contracts to national accounts.

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

Our total revenue for 2016 increased from 2015 primarily as a result of the impact from our 2016 Acquired Stations and 2015 Acquired Stations. Our retransmission consent revenue increased in 2016 compared to 2015 due to increased subscriber rates and the impact from our Acquired Stations. Local and national advertising revenue also included approximately $8.2 million of advertising revenue related to our broadcasts of the 2016 Olympic Games in 2016. Local and national advertising revenue included approximately $1.6 million of revenue from the broadcast of the 2016 Super Bowl on our CBS channels, an increase of approximately $0.1 million compared to the $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our NBC channels.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the years ended December 31, 2016 and 2015, we derived approximately 22% and 24%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year political advertising cycle. These temporary declines would be expected to reverse themselves in the odd numbered “off-year” of the two year political advertising cycle.

While our revenues have experienced a gradual improvement as a result of improvements in general economic conditions in recent years, revenue remains under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in an effort to generate additional revenue. Our aggregate internet revenue is derived from both advertising and sponsorship opportunities directly on our websites.

We continue to monitor our operating expenses and seek opportunities to reduce them where possible. Our total operating expenses for the year ended December 31, 2016 increased over 2015 amounts primarily due to the addition of the 2016 Acquired Stations and the 2015 Acquired Stations, as well as to increases in salaries, transaction expenses, non-cash compensation, severance, healthcare expense, and payroll taxes.

Reclassification of Revenue

Through 2015, we reported our local television advertising revenues and our internet advertising revenues (internet/digital/mobile) separately. In 2016, we began reporting a single line item identified as “Local (including internet/digital/mobile)” that combines both our local television advertising revenues and our internet/digital/mobile advertising revenues. Because this revenue primarily originates within each local market in which we operate and is sold by the same local sales force, we believe this classification is more consistent and more representative of our operating focus, to maximize all aspects of local revenue. Prior period amounts presented herein have been reclassified to reflect our current presentation.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet /digital/mobile)	$403,336	49.6%	$336,471	56.3%	$274,013	54.0%
National	98,351	12.1%	81,110	13.6%	64,958	12.8%
Political	90,095	11.1%	17,163	2.9%	81,975	16.1%
Retransmission consent	200,879	24.7%	151,957	25.4%	74,894	14.7%
Other	19,804	2.5%	10,655	1.8%	12,294	2.4%
Total	$812,465	100.0%	$597,356	100.0%	$508,134	100.0%

Risk Factors

The broadcast television industry is reliant primarily on advertising revenue and faces significant competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included herein.

Results of Operations

Year Ended December 31, 2016 (“2016”) Compared to Year Ended December 31, 2015 (“2015”)

Revenue

Total revenue increased $215.1 million, or 36%, to $812.5 million for 2016 compared to 2015. Local advertising revenue increased approximately $66.9 million, or 20%, to $403.3 million. National advertising revenue increased approximately $17.2 million, or 21%, to $98.4 million. The 2016 Acquired Stations and the 2015 Acquired Stations had a significant impact on our revenues together accounting for approximately $187.8 million and $23.2 million of our total revenue in 2016 and 2015, respectively. Local and national advertising revenue in 2016 benefited from approximately $8.2 million earned from the broadcast of the 2016 Summer Olympic Games on our NBC channels. There was no corresponding Olympic Games advertising revenue during 2015. In 2016, local and national advertising revenue included approximately $1.6 million of revenue from the broadcast of the 2016 Super Bowl on our CBS channels, an increase of approximately $0.1 million from the $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our NBC channels.

Excluding the impact of the 2016 Acquired Stations and the 2015 Acquired Stations: local revenue decreased by $6.7 million and national revenue decreased $6.2 million in 2016 compared to 2015, in part, as a result of inventory displacement resulting from increased political advertising revenue; retransmission consent revenue increased $12.8 million in 2016 compared to 2015, primarily due to increased subscriber rates; and political advertising revenue increased $50.1 million, in 2016 compared to 2015, reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year political advertising cycle.

 Excluding revenue attributable to the 2016 Acquired Stations, the 2015 Acquired Stations and political advertisers, our five largest advertising categories on a combined local and national basis by customer type exhibited the following approximate changes during 2016 compared to 2015: automotive increased 2%; medical decreased 1%; restaurant decreased 9%; furniture and appliances increased 1%; and home improvement increased 6%.

Broadcast operating expenses

Broadcast operating expenses (before depreciation, amortization and loss on disposal of assets) increased $100.9 million, or 27%, to $475.1 million for 2016 compared to 2015, due to increases in compensation expense of $50.4 million and non-compensation expense of $50.5 million. The 2016 Acquired Stations and the 2015 Acquired Stations accounted for approximately $103.9 million and $12.5 million of our total broadcast operating expenses in 2016 and 2015, respectively.

Compensation expense increased by $50.4 million in 2016 compared to 2015, primarily as a result of $49.1 million in additional costs resulting primarily from the addition of employees at the 2016 Acquired Stations and 2015 Acquired Stations. Non-cash share based compensation expenses were $1.2 million in 2016 compared to $0.9 million in 2015.

The 2016 Acquired Stations and 2015 Acquired Stations contributed $42.3 million to the increase in non-compensation expense. Excluding the impact of the 2016 Acquired Stations and the 2015 Acquired Stations: network affiliation fees increased by $12.5 million related to our increased retransmission consent revenue under our affiliation agreements; national sales representation fees decreased $10.2 million as a result of the termination of our national advertising sales representation agreements effective January 1, 2016; business and professional services fees increased by $2.3 million; service, repair and maintenance expenses increased by $1.3 million; syndicated programming expenses increased by $1.2 million; and software licensing fees increased by $1.1 million.

Corporate and administrative expenses

Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $6.0 million, or 17%, to $40.3 million for 2016 compared to 2015. The increase was due primarily to $5.1 million in increased legal and other professional fees associated with our acquisitions. We recorded non-cash stock-based compensation expense during 2016 and 2015 of $3.9 million and $3.1 million, respectively.

Depreciation

Depreciation of property and equipment totaled $45.9 million and $36.7 million for 2016 and 2015, respectively. Depreciation expense increased due to purchases of property and equipment at our existing stations and additional property and equipment placed in service related to the 2016 Acquired Stations and the 2015 Acquired Stations.

Amortization of intangible assets

Amortization of intangible assets totaled $16.6 million and $12.0 million for 2016 and 2015, respectively. Amortization expense increased in 2016 compared to 2015 due to the amortization expense associated with the acquisition of finite-lived intangible assets of the 2016 Acquired Stations and the 2015 Acquired Stations.

Interest expense

Interest expense increased $22.8 million, or 31%, to $97.2 million for 2016 compared to 2015. Interest expense increased due to an increase in our average principal outstanding, partially offset by a decrease in our average interest rates. Our average debt balance was $1.6 billion and $1.2 billion during 2016 and 2015, respectively. Our average debt balance increased as a result of increased borrowings used to finance our acquisitions. The average interest rate on our debt balances was 5.5% and 5.8% for 2016 and 2015, respectively.

Loss from early extinguishment of debt

In connection with the completion of the Tender Offer and the Redemption, we recorded a loss from early extinguishment of debt of approximately $32.0 million ($19.5 million net of tax) in 2016, consisting of Tender Offer premiums of $18.2 million, premiums related to the Redemption of $9.1 million, the write off of unamortized deferred financing costs of $8.0 million and the payment of approximately $0.2 million in legal and other professional fees; reduced by the recognition of un-accreted net premium of $3.5 million.

Income tax expense

Our effective income tax rate increased to 41.1% for 2016 from 40.2% for 2015. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2016	2015
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	1.7%	1.8%
State and local taxes, net of federal taxes	4.8%	4.3%
Change in valuation allowance	(0.1)%	(0.6)%
Reserve for uncertain tax positions	(0.7)%	(0.9)%
Other items, net	0.4%	0.6%
Effective income tax rate	41.1%	40.2%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 (“2014”)

Revenue

Total revenue increased $89.2 million, or 18%, to $597.4 million for 2015 compared to 2014. Local advertising revenue increased approximately $62.5 million, or 23%, to $336.5 million. National advertising revenue increased approximately $16.2 million, or 25%, to $81.1 million. The 2015 Acquired Stations and the 2014 Acquired Stations had a significant impact on our revenues. Together, the stations acquired in those years accounted for approximately $163.4 million and $72.1 million of our total revenue in 2015 and 2014, respectively. Local and national advertising revenue in 2014 benefited from approximately $3.8 million earned from the broadcast of the 2014 Winter Olympic Games on our NBC channels. There were no corresponding Olympic Games advertising revenue during 2015. In 2015, local and national advertising revenue included approximately $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our then 24 NBC channels, an increase of approximately $1.3 million compared to the $0.2 million of revenue from the broadcast of the 2014 Super Bowl on our then five FOX channels. Retransmission consent revenue increased $77.1 million, or 103%, to $152.0 million in 2015 compared to 2014, primarily due to increased subscriber rates. Political advertising revenue decreased $64.8 million, or 79%, to $17.2 million, reflecting decreased advertising from political candidates and special interest groups during the “off year” of the two-year political advertising cycle. Other revenue decreased $1.6 million, or 13%, to $10.7 million in 2015 compared to 2014.

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

Broadcast operating expenses

Broadcast operating expenses (before depreciation, amortization and loss on disposal of assets) increased $88.2 million, or 31%, to $374.2 million for 2015 compared to 2014, due primarily to increases in compensation expense of $27.9 million and non-compensation expense of $60.3 million. The 2015 Acquired Stations and the 2014 Acquired Stations accounted for approximately $91.4 million and $34.8 million of our total broadcast operating expenses in 2015 and 2014, respectively.

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

Amortization of intangible assets

Amortization of intangible assets totaled $12.0 million and $8.3 million for 2015 and 2014, respectively. Amortization expense increased in 2015 compared to 2014 due to the amortization expense associated with the acquisition of finite-lived intangible assets of the 2015 Acquired Stations and the 2014 Acquired Stations.

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

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$206,633	$105,614	$134,219
Net cash used in investing activities	(479,334)	(206,382)	(501,892)
Net cash provided by financing activities	500,572	167,317	384,964
Net increase in cash	$227,871	$66,549	$17,291

	December 31,
	2016	2015
Cash	$325,189	$97,318
Long-term debt including current portion	$1,756,747	$1,220,084
Borrowing availability under 2014 Senior Credit Facility	$60,000	$50,000

On February 7, 2017, Gray amended and restated the 2014 Senior Credit Facility in the form of the 2017 Senior Credit Facility to, among other things, reduce our interest rate under the term loan facility to LIBOR plus 2.50%, increase our availability under the revolving credit facility from $60.0 million to $100.0 million, and extend the maturity of the revolving credit facility and term loan facility to 2022 and 2024, respectively. See Note 11 “Subsequent Events” to our audited consolidated financial statements included elsewhere herein for more information on the 2017 Senior Credit Facility.

Prior to entry into the 2017 Senior Credit Facility, the 2014 Senior Credit Facility consisted of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of December 31, 2016 and 2015 consisted solely of a term loan balance of $556.4 million.

As of December 31, 2016, we had $700.0 million of our 2026 Notes outstanding and $525.0 million of our 2024 Notes outstanding.

As of December 31, 2016 and 2015, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.9% and 3.8%, respectively. As of December 31, 2016, the interest rate and yield on the Original 2026 Notes were each 5.875%; the interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively; and the interest rate and yield on the 2024 Notes were each 5.125%.

As of December 31, 2016 and 2015, we had a deferred loan cost balance, net of accumulated amortization, of $12.2 million and $6.1 million, respectively, related to the Senior Credit Facility. As of December 31, 2016, we had a deferred loan cost balance, net of accumulated amortization, of $10.6 million related to our 2026 Notes and $7.7 million related to our 2024 Notes.

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of the assets of Gray and substantially all of our subsidiaries, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants that we must comply with, including (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers, and (h) maintenance of a first lien leverage ratio not to exceed certain maximum limits while any amount is outstanding under the revolving credit facility as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes each include covenants with which we must comply and are typical for borrowing transactions of their nature. As of December 31, 2016 and 2015, we were in compliance with all required covenants under all our debt obligations.

For further information concerning our debt obligations, see Note 3 “Long-term Debt” and Note 11 “Subsequent Events” to our audited consolidated financial statements included elsewhere herein. For estimates of future principal and interest payments under our debt obligations, see “Tabular Disclosure of Contractual Obligations as of December 31, 2016” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

We file a consolidated federal income tax return and such state or local tax returns as are required Based on our current forecasts, we expect to make minimal federal and state income tax payments in 2017 and expect to begin paying significant federal and state income taxes in 2018.

Liquidity

Giving effect to the the amendment and restatement of our credit facility, as of February 7, 2017, we have $5.6 million in debt principal repayments due during the remainder of 2017. We estimate that we will make approximately $122.4 million in debt interest payments, including accrued interest of $32.5 million as of December 31, 2016, and we will pay approximately $35.0 million for capital expenditures during the twelve months immediately following December 31, 2016. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2017 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund these debt service obligations and estimated capital expenditures. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availabity under the 2017 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the term loan under the 2017 Senior Credit Facility.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net cash provided by operating activities increased $101.0 million to $206.6 million in 2016 compared to net cash provided by operating activities of $105.6 million in 2015. The increase in cash provided by operating activities was due primarily to several factors, including an increase in net income of $23.0 million, and an increase of $65.1 million in non-cash expenses and an increase of $12.9 million due to changes in working capital balances.

Net cash used in investing activities increased $272.9 million to $479.3 million for 2016 compared to $206.4 million for 2015 due primarily to increased cash used to acquire television businesses and licenses.

Net cash provided by financing activities was $500.6 million in 2016 compared to net cash provided by financing activities of $167.3 million in 2015. This change of $333.3 million was due primarily to our refinancing activities in 2016. Cash provided by financing activities in 2016 was primarily from: $425.0 million of borrowings under the 2016 Term Loan, net of $8.7 million of deferred loan costs; the issuance of the $500.0 million of Original 2026 Notes, net of $7.8 million of deferred loan costs, a portion of which was used to repay the outstanding balance of the 2016 Term Loan; and the issuance of the Additional 2026 Notes at 103% of par, resulting in net proceeds of $206.0 million, net of $3.3 million of deferred loan costs, and the issuance of $525.0 million of 2024 notes at par, net of $8.1 million of deferred loan costs. The net proceeds of the offering of the Additional 2026 Notes and the 2024 Notes and cash from operations were used to fund the Tender Offer and Redemption of the 2020 Notes, which included $27.5 million in premiums. During 2015, we completed an underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share. The net proceeds of the offering were $167.3 million, after deducting underwriting discounts and expenses.

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

Net cash provided by financing activities was $167.3 million in 2015 compared to net cash provided by financing activities of $385.0 million in 2014. This change of $217.7 million was due primarily to refinancing activities. Cash provided by financing activities in 2015 was primarily due to our March 31, 2015 underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share. During 2014, we borrowed $394.4 million more in long-term debt than we repaid, which was partially offset by our payment of $9.4 million in costs primarily associated with the refinancing of our prior senior credit facility.

Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plans in 2016 were the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”) as well as two plans assumed (the “Assumed Plans”) when we acquired the related businesses in prior years. On December 31, 2016, the two Assumed Plans were merged into the Gray Pension Plan. Effective December 31, 2016, the Assumed Plans had combined plan assets of $5.8 million and combined projected benefit obligations of $8.3 million. Our defined benefit pension plan is a frozen plan.

Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2016 was 4.11%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2015 was 4.31%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 7.00% for our assets invested in the Gray pension plans. In 2016, estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a gain of 7.4%, and in 2015 were a loss of 1.5%. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement and mortality rates are based on actual plan experience.

During the years ended December 31, 2016 and 2015, we contributed an aggregate of $3.0 million and $5.4 million, respectively, to our pension plans, and we anticipate making an aggregate contribution of approximately $3.0 million to our pension plan in 2017. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

See Note 8 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

The Gray Television, Inc. Capital Accumulation Plan (“the Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Effective July 1, 2015, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. During the years ended December 31, 2016 and 2015, we contributed an aggregate of $8.8 million and $3.4 million, respectively, to the Capital Accumulation Plan.

Capital Expenditures

Capital expenditures for the years ended December 31, 2016 and 2015 were $43.6 million and $24.2 million, respectively. We expect that our capital expenditures will be approximately $35.0 million in the year ending December 31, 2017. We expect to fund future capital expenditures with cash from operations, borrowings or other financing proceeds.

Off-Balance Sheet Arrangements

Operating Commitments

We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.

We have two types of syndicated television program contracts: first run programs and off network reruns. First run programs are programs such as Wheel of Fortune and off network reruns are programs such as Seinfeld. First run programs have not been produced at the time the contract to air such programming is signed, and off network reruns have already been produced. For all syndicated television contracts, we record an asset and corresponding liability for payments to be made only for the current year of the first run programming and for the entire contract period for off network programming. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of the first run contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced or delivered.

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

Tabular Disclosure of Contractual Obligations as of December 31, 2016

The following table aggregates our material expected contractual obligations and commitments as of December 31, 2016 (in thousands):

	Payment Due By Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations recorded on our balance sheet as of December 31, 2016:
Long-term debt obligations (1)	$1,781,438	$-	$-	$556,438	$1,225,000
Accrued interest (2)	32,453	32,453	-	-	-
Programming obligations currently accrued (3)	18,919	13,924	4,995	-	-

Off-balance sheet arrangements as of December 31, 2016:
Long term debt obligations (4):
Cash interest on 2014 Senior Credit Facility	98,594	21,910	43,819	32,865	-
Cash interest on 2026 Notes	390,688	41,125	82,250	82,250	185,063
Cash interest on 2024 Notes	201,801	26,909	53,813	53,813	67,266
Operating lease obligations (5)	13,187	2,905	4,085	2,517	3,680
Purchase obligations not currently accrued (6)	5,467	5,467	-	-	-
Programming obligations not currently accrued (7)	26,068	5,702	16,641	3,435	290
Network affiliation agreements (8)	382,197	129,260	215,489	35,311	2,137
Acquisition commitments (9)	287,097	287,097	-	-	-
Service and other agreements (10)	6,461	2,856	3,605	-	-
Total	$3,244,370	$569,608	$424,697	$766,629	$1,483,436

(1)

“Long-term debt obligations” represent principal payment obligations under the 2014 Senior Credit Facility, the 2026 Notes and the 2024 Notes at December 31, 2016. These amounts are recorded as liabilities as of the balance sheet date net of the $24.7 million of unamortized deferred loan costs and unamortized original issue premium on the 2026 Notes. As of December 31, 2016, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.9%. As of December 31, 2016, the coupon interest rate and the yield on the 2026 Notes were 5.875% and 5.398%, respectively. As of December 31, 2016, the coupon interest rate and the yield on the 2024 Notes were each 5.125%. On February 7, 2017, we amended and restated the 2014 Senior Credit Facility, which among other things, extended the maturity date of the revolving credit facility to February 7, 2022 and the term loan facility to February 7, 2024. See Note 11 “Subsequent Events” to our audited consolidated financial statements included elsewhere herein for more information on the amendment and restatement of the 2014 Senior Credit Facility.

(2)	“Accrued interest” represents interest on long-term debt obligations accrued as of December 31, 2016.

(3)

“Programming obligations currently accrued” represents obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(4)

“Cash interest on long-term debt obligations” consists of estimated interest expense on long-term debt excluding interest expense accrued as of December 31, 2016 described in (2) above. The estimate is based upon debt balances as of December 31, 2016 and required future principal repayments under those obligations. The 2026 Notes and the 2024 Notes will mature on July 15, 2026 and October 15, 2024, respectively. As of December 31, 2016, the maturity date of the term loan under the 2014 Senior Credit Facility was June 13, 2021. In connection with the amendment and restatement of the 2014 Senior Credit Facility in February 2017, the maturity date of the term loan facility was extended to February 7, 2024. This estimate of cash interest on long-term debt obligations assumes that current interest rates will remain consistent and the principal obligations underlying these interest estimates will not be replaced by other long-term obligations prior to or upon their maturity.

(5)

“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases. These amounts are not recorded as liabilities as of the current balance sheet date.

(6)

“Purchase obligations not currently accrued” generally represent payment obligations for property and equipment. It is our policy to accrue for these obligations when the equipment is received and the vendor has completed the work required by the purchase agreement. These amounts are not recorded as liabilities as of the current balance sheet date because we had not yet received the related equipment.

(7)

“Programming obligations not currently accrued” represent obligations for syndicated television programming whose license period has not yet begun or the product is not yet available. These amounts are not recorded as liabilities as of the current balance sheet date.

(8)	“Network affiliation agreements” represent the fixed obligations under our current agreements with broadcast networks. Our network affiliation agreements expire at various dates through August 2022.

(9)

“Acquisition commitments” represents our net obligations under the Green Bay Acquisition, Davenport Acquisition, the Fairbanks Acquisition and the Clarksburg Acquisition net of deposits on those transactions paid by us as of December 31, 2016. For additional information on these transactions see Note 11 “Subsequent Events” of our audited Consolidated Financial Statements included elsewhere herein.

(10)	“Service and other agreements” represents minimum amounts payable for various non-cancelable contractual agreements for maintenance services and other professional services.

Estimates of the amount, timing and future funding obligations under our pension plans include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $3.0 million in total to our defined benefit pension plans during 2017.

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

We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. We also test for impairment during any reporting period if certain triggering events occur. The two most recent impairment testing dates were December 31, 2016 and 2015.

Our annual impairment testing of broadcast licenses and goodwill for each individual television station requires an estimation of the fair value of each broadcast license and the fair value of the entire television station, which we consider a reporting unit. Such estimates generally rely on analyses of public and private comparative sales data as well as discounted cash flow analyses that inherently require multiple assumptions relating to the future prospects of each individual television station including, but not limited to (i) expected long-term market growth characteristics; (ii) estimations regarding a station’s future expected viewing audience; (iii) station revenue shares within a market; (iv) future expected operating expenses; (v) costs of capital; and (vi) appropriate discount rates. We believe that the assumptions we utilize in analyzing potential impairment of broadcast licenses and/or goodwill for each of our television stations are reasonable individually and in the aggregate. However, these assumptions are highly subjective and changes in any one assumption, or a combination of assumptions, could produce significant differences in the calculated outcomes.

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

As of December 31, 2016 and 2015, the recorded value of our broadcast licenses was $1.3 billion and $1.1 billion, respectively. As of December 31, 2016 and 2015, the recorded value of our goodwill was $485.3 million and $423.2 million, respectively. We did not record an impairment expense related to our broadcast licenses or goodwill during 2016, 2015 or 2014.

Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method. The recorded value of these broadcast licenses as of December 31, 2016 and 2015 was approximately $341.0 million. Broadcast licenses acquired after December 31, 2001 were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation. This change in methodology was due to a change in accounting requirements. The book value of these broadcast licenses as of December 31, 2016 and 2015 was approximately $999.3 million and $773.6 million, respectively. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.

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

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2016, we ascribed no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

Some broadcast companies may use methods to value acquired network affiliations different than those that we use. These different methods may result in significant variances in the amount of purchase price allocated to these assets among broadcast companies.

If we were to assign higher values to all of our network affiliations and less value to our broadcast licenses or goodwill and if it is further assumed that such higher values of the network affiliations are finite-lived intangible assets, this reallocation of value might have a significant impact on our operating results. There is diversity of practice within the industry, and some broadcast companies have considered such network affiliation intangible assets to have a life ranging from 15 to 40 years depending on the specific assumptions utilized by those broadcast companies.

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2016 (in thousands, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2016):
Broadcast licenses	$1,340,305	$649,931	$995,118
Other intangible assets, net (including network affiliation agreements)	56,250	218,550	137,400

Statement of Operations (For the year ended December 31, 2016):
Amortization of intangible assets	16,596	44,842	30,869
Operating income	234,139	205,893	219,866
Net income	62,273	45,043	53,566
per share - basic	$0.87	$0.63	$0.75
per share - diluted	$0.86	$0.62	$0.74

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes

We have approximately $61.5 million in federal operating loss carryforwards, which expire during the years 2029 through 2031. Additionally, we have an aggregate of approximately $122.4 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2016 and 2015 was $1.5 million and $1.7 million, respectively.

Recent Accounting Pronouncements

See Note 1 “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements as of and for the year ended December 31, 2016 included in Item 8, for more information.

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

As of December 31, 2016, we had $556.4 million outstanding under the 2014 Senior Credit Facility, $700.0 million, at liquidation value, in 2026 Notes outstanding and $525.0 million, at liquidation value, in 2024 Notes outstanding. We paid interest based on a floating interest rate on balances outstanding under the 2014 Senior Credit Facility, subject to a minimum LIBOR floor of 0.75% plus applicable margins. We pay a fixed rate of interest on the 2026 Notes and the 2024 Notes. As of December 31, 2016, the majority of our outstanding debt bears interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also, as of that date, we were not a party to any interest rate swap agreements.

Based on our floating rate debt outstanding at December 31, 2016, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes for the year ended December 31, 2016 by approximately $5.6 million. However, a 100 basis point decrease in market interest rates would not have affected our interest expense or our income before income taxes for the year ended December 31, 2016, because the interest rate on amounts outstanding under the 2014 Senior Credit Facility had a minimum LIBOR floor of 0.75%.

The recorded amount of our long-term debt, including current portion, was $1.8 billion and $1.2 billion, respectively, and the fair value of our long-term debt, including current portion, was $1.8 billion and $1.2 billion, respectively, as of December 31, 2016 and 2015. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the U.S. Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management excluded the operations of the television stations KWCH-TV in Wichita-Hutchinson, Kansas, WDBJ-TV in Roanoke, Virginia, KYTV-DT and KCZ in Springfield, Missouri, WAGT-TV in Augusta, Georgia, KTUU-TV in Anchorage, Alaska, and KOTA-TV in Rapid City, South Dakota, each purchased from Schurz Communications, Inc., WLUC-TV in Marquette, Michigan purchased from Sinclair Broadcasting Group, Inc., WBXX-TV in Knoxville, Tennessee purchased from Knoxville TV, LLC and KYES-TV in Anchorage, Alaska purchased from Fireweed Communications, LLC, from the assessment of internal control over financial reporting as of December 31, 2016. These operations were excluded because they and the related entities were acquired in purchase business combinations in 2016. Collectively, these operations accounted for approximately 16% of both our total assets and revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gray Television, Inc.

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016, and the financial statement schedule of Gray Television, Inc. listed in Item 15(a). We also have audited Gray Television, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Gray Television, Inc.'s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded the operations of the television stations KWCH-TV in Wichita-Hutchinson, Kansas, WDBJ-TV in Roanoke, Virginia, KYTV-DT and KCZ in Springfield, Missouri, WAGT-TV in Augusta, Georgia, KTUU-TV in Anchorage, Alaska, and KOTA-TV in Rapid City, South Dakota, each purchased from Schurz Communications, Inc., WLUC-TV in Marquette, Michigan purchased from Sinclair Broadcasting Group, Inc., WBXX-TV in Knoxville, Tennessee purchased from Knoxville TV, LLC and KYES-TV in Anchorage, Alaska purchased from Fireweed Communications, LLC, from the assessment of internal control over financial reporting as of December 31, 2016. These operations were excluded because they and the related entities were acquired in purchase business combinations in 2016. Collectively, these operations accounted for approximately 16% of both Gray Television, Inc.’s total assets and revenues, as reported in Gray Television, Inc.’s consolidated financial statements as of and for the year ended December 31, 2016.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gray Television, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gray Television, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Atlanta, Georgia

March 1, 2017

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015
Assets:
Current assets:
Cash	$325,189	$97,318
Accounts receivable, less allowance for doubtful accounts of $3,163 and $1,794, respectively	146,811	121,473
Current portion of program broadcast rights, net	13,735	10,511
Deferred tax asset	30,826	49,690
Prepaid taxes	14,641	-
Prepaid and other current assets	5,109	6,462
Total current assets	536,311	285,454

Property and equipment, net	326,093	234,475
Broadcast licenses	1,340,305	1,114,626
Goodwill	485,318	423,236
Other intangible assets, net	56,250	53,280
Investments in broadcasting and technology companies	16,599	13,599
Other	22,455	3,038
Total assets	$2,783,331	$2,127,708

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)

	December 31,
	2016	2015
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,257	$4,532
Employee compensation and benefits	31,367	28,983
Accrued interest	32,453	12,717
Accrued network programming fees	14,982	11,945
Other accrued expenses	13,802	14,370
Federal and state income taxes	2,916	771
Current portion of program broadcast obligations	13,924	10,785
Deferred revenue	4,706	3,514
Total current liabilities	119,407	87,617

Long-term debt, less current portion	1,756,747	1,220,084
Program broadcast obligations, less current portion	4,995	2,171
Deferred income taxes	373,837	351,546
Accrued pension costs	34,047	36,337
Other	1,437	679
Total liabilities	2,290,470	1,698,434

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 71,229,497 shares and 70,989,426 shares, respectively	658,135	655,446
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,073,993 shares and 7,855,381 shares, respectively	21,764	19,325
Accumulated deficit	(101,365)	(163,638)
Accumulated other comprehensive loss, net of income tax benefit	(17,645)	(17,284)
	560,889	493,849
Treasury stock at cost, common stock, 5,135,406 shares and 4,882,705 shares, respectively	(44,688)	(41,890)
Treasury stock at cost, Class A common stock, 1,669,131 shares and 1,611,371 shares, respectively	(23,340)	(22,685)
Total stockholders’ equity	492,861	429,274
Total liabilities and stockholders’ equity	$2,783,331	$2,127,708

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for net income per share data)

	Year Ended December 31,
	2016	2015	2014

Revenue (less agency commissions)	$812,465	$597,356	$508,134
Operating expenses before depreciation, amortization, and loss on disposals of assets, net:
Broadcast	475,131	374,182	285,990
Corporate and administrative	40,347	34,343	29,203
Depreciation	45,923	36,712	30,248
Amortization of intangible assets	16,596	11,982	8,297
Loss on disposals of assets, net	329	80	623
Operating expenses	578,326	457,299	354,361
Operating income	234,139	140,057	153,773
Other income (expense):
Miscellaneous income, net	775	103	23
Interest expense	(97,236)	(74,411)	(68,913)
Loss from early extinguishment of debt	(31,987)	-	(5,086)
Income before income taxes	105,691	65,749	79,797
Income tax expense	43,418	26,448	31,736
Net income	62,273	39,301	48,061

Basic per share information:
Net income	$0.87	$0.58	$0.83
Weighted average shares outstanding	71,848	68,330	57,862

Diluted per share information:
Net income	$0.86	$0.57	$0.82
Weighted average shares outstanding	72,764	68,987	58,364

Dividends declared per common share	$-	$-	$-

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$62,273	$39,301	$48,061

Other comprehensive (loss) income:
Adjustment to pension liability	(592)	5,783	(17,053)
Income tax (benefit) expense	(231)	2,255	(6,650)
Other comprehensive (loss) income	(361)	3,528	(10,403)

Comprehensive income	$61,912	$42,829	$37,658

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

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2015	7,855,381	$19,325	70,989,426	$655,446	$(163,638)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(17,284)	$429,274

Net income	-	-	-	-	62,273	-	-	-	-	-	62,273

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(361)	(361)

Issuance of common stock:
401(k) plan	-	-	2,571	29	-	-	-	-	-	-	29
2007 Long Term Incentive Plan:

Restricted stock awards	218,612	-	237,500	-	-	(57,760)	(655)	(60,518)	(798)	-	(1,453)

Repurchase of common stock	-	-	-	-	-	-	-	(192,183)	(2,000)	-	(2,000)

Share-based compensation	-	2,439	-	2,660	-	-	-	-	-	-	5,099

Balance at December 31, 2016	8,073,993	$21,764	71,229,497	$658,135	$(101,365)	(1,669,131)	$(23,340)	(5,135,406)	$(44,688)	$(17,645)	$492,861

See accompanying notes.

GRAY TELEVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$62,273	$39,301	$48,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,923	36,712	30,248
Amortization of intangible assets	16,596	11,982	8,297
Amortization of deferred loan costs	4,884	3,194	2,970
Amortization of original issue discount and premium related to long-term debt, net	(779)	(863)	(863)
Amortization of restricted stock and stock option awards	5,099	4,019	5,012
Loss from early extinguishment of debt	31,987	-	5,086
Amortization of program broadcast rights	19,001	14,960	12,871
Payments on program broadcast obligations	(18,786)	(14,576)	(15,087)
Common stock contributed to 401(k) plan	29	26	25
Deferred income taxes	41,386	25,770	30,938
Loss on disposals of assets, net	329	80	623
Other	(1,817)	(2,568)	(778)
Changes in operating assets and liabilities:
Accounts receivable	(6,107)	(14,787)	(17,442)
Prepaid taxes	(14,642)	-	-
Other current assets	2,032	(3,705)	4,898
Accounts payable	518	(141)	2,197
Employee compensation, benefits and pension costs	871	3,528	6,964
Accrued network fees and other expenses	(5,175)	12,684	1,685
Accrued interest	19,736	(4,907)	4,920
Income taxes payable	2,145	(1,123)	345
Deferred revenue, current portion	1,130	(3,972)	3,249
Net cash provided by operating activities	206,633	105,614	134,219
Investing activities
Acquisitions of television businesses and licenses	(431,846)	(185,126)	(461,185)
Proceeds from sale of television station	11,200	-	-
Purchases of property and equipment	(43,604)	(24,222)	(32,215)
Proceeds from asset sales	2,979	3,115	1,508
Payments of acquisition related liabilities	-	(91)	(10,000)
Acquisition prepayments and other	(18,063)	(58)	-
Net cash used in investing activities	(479,334)	(206,382)	(501,892)
Financing activities
Proceeds from borrowings on long-term debt	1,656,000	-	644,000
Repayments of borrowings on long-term debt	(1,100,000)	-	(249,623)
Tender and redemption premiums for 2020 Notes	(27,502)	-	-
Proceeds from issuance of common stock	-	167,313	-
Deferred and other loan costs	(27,926)	4	(9,413)
Net cash provided by financing activities	500,572	167,317	384,964
Net increase in cash	227,871	66,549	17,291
Cash at beginning of period	97,318	30,769	13,478
Cash at end of period	$325,189	$97,318	$30,769

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of Business and Summary of Significant Accounting Policies

Description of Business

Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) is a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations in the United States.

As of February 21, 2017, we owned and/or operated television stations in 54 television markets broadcasting a total of over 200 programming streams, including 37 affiliates of the CBS Network (“CBS”), 29 affiliates of the NBC Network (“NBC”), 20 affiliates of the ABC Network (“ABC”) and 15 affiliates of the FOX Network (“FOX”).

In addition to our primary broadcast channels, each of our stations can also broadcast secondary digital channels within a market. Our secondary digital channels are generally affiliated with networks different from those affiliated with our primary broadcast channels, and they are operated by us to make better use of our broadcast spectrum by providing supplemental and/or alternative programming in addition to our primary channels. Certain of our secondary digital channels are affiliated with more than one network simultaneously. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network, MY Network, the MeTV Network, This TV Network, Antenna TV, Telemundo, Cozi, Heroes and Icons and MOVIES! Network. We also broadcast local news/weather channels in certain of our existing markets. Our combined TV station group reaches approximately 10.1% of total United States television households.

Principles of Consolidation

Gray’s consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. During a portion of the year ended December 31, 2014, our financial statements included the accounts of a variable interest entity (“VIE”) for which we were the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Investment in Broadcasting Company

We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. As of June 30, 2016, the most recent period for which we have Tarzian’s financial statements, our investment represented 32.4% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represented 67.9% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset on our balance sheet. We have no commitment to fund the operations of Tarzian nor do we have any representation on Tarzian’s board of directors or any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single majority voting stockholder and our lack of management influence or any obligation to fund the operations of Tarzian.

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

Trade and Barter Transactions

We account for trade transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services involved in the transaction. Trade revenue and expense recognized for each of the years ended December 31, 2016, 2015 and 2014 were as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Trade revenue	$2,069	$2,299	$2,174
Trade expense	(1,997)	(2,188)	(2,287)
Net trade income (loss)	$72	$111	$(113)

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense

Our advertising expense was $1.5 million, $1.0 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We record as expense all advertising expenditures as they are incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are used for our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is equal to a portion of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $1.9 million, $0.6 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We generally write off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

Program Broadcast Rights

We have two types of syndicated television program contracts: first run programs and off network reruns. First run programs are programs such as Wheel of Fortune and off network reruns such as Seinfeld. First run programs have not been produced at the time the contract to air such programming is signed, and off network rerun programs have already been produced. We record an asset and corresponding liability for payments to be made only for the current year of the first run programming and for the entire contract period for off network programming. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of the first run contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced or delivered.

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

The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	December 31,		Useful Lives
	2016	2015	(in years)
Property and equipment:
Land	$44,611	$36,529
Buildings and improvements	139,078	85,626	7	to	40
Equipment	471,798	420,380	3	to	20
	655,487	542,535
Accumulated depreciation	(329,394)	(308,060)
Total property and equipment, net	$326,093	$234,475

For the year ended December 31, 2016, our total property and equipment balance, before accumulated depreciation, increased approximately $102.7 million primarily as the net result of acquisitions and dispositions. The remaining change in the balances between December 31, 2015 and December 31, 2016 was due to routine purchases of equipment, less retirements.

Deferred Loan Costs

Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amended previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 Staff Announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. We adopted these standards as of January 1, 2016. In accordance with these standards, we have reclassified our deferred loan costs to be presented as a reduction in the balance of our long-term debt, less current portion, in our balance sheets as of December 31, 2016 and 2015. Our deferred loan costs were previously presented as a non-current asset.

Asset Retirement Obligations

We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was approximately $793,000 and $701,000 as of December 31, 2016 and 2015, respectively. During the years ended December 31, 2016, 2015 and 2014, we recorded expenses of $15,000, $34,000 and $6,000, respectively, related to our asset retirement obligations.

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

Excluding political advertising revenue, which is cyclical based on election cycles, for the year ended December 31, 2016, approximately 22%, 10% and 7% of our broadcast advertising revenue was obtained from advertising sales to advertising customers in the automotive, medical and restaurant industries, respectively. We experienced similar industry-based concentrations of revenue in the years ended December 31, 2015 and 2014. Although our revenues can be affected by changes within these industries, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

Earnings Per Share

We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted shares and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted-average shares outstanding – basic	71,848	68,330	57,862
Weighted-average shares underlying stock options and restricted shares	916	657	502
Weighted-average shares outstanding - diluted	72,764	68,987	58,364

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

Other intangible assets that we have acquired include network affiliation agreements, retransmission agreements, advertising contracts, client lists, talent contracts and leases. Although each of our stations is affiliated with at least one broadcast network, we believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. As a result, we allocate only minimal values to our network affiliation agreements. We classify our other intangible assets as finite-lived intangible assets. The amortization period of our other intangible assets is equal to the shorter of their estimated useful life or contract period, including expected extensions thereof. When renewing other intangible asset contracts, we incur legal fees that are expensed as incurred.

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

For purposes of testing goodwill for impairment, each of our individual television markets is considered a separate reporting unit. We review each television market for possible goodwill impairment by comparing the estimated fair value of each respective reporting unit to the recorded value of that reporting unit’s net assets. If the estimated fair value exceeds the recorded net asset value, no goodwill impairment is deemed to exist. If the estimated fair value of the reporting unit does not exceed the recorded value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The recorded value of goodwill for the reporting unit is written down to this implied value.

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

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of December 31, 2016 and 2015 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in thousands):

	December 31,
	2016	2015
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(28,926)	$(28,334)
Income tax benefit	(11,281)	(11,050)
Accumulated other comprehensive loss	$(17,645)	$(17,284)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU amends the guidance of ASU 2014-09 to clarify the identification of performance obligations and to provide additional licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This ASU was issued to provide guidance in assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, in order to reduce the potential for diversity in practice at initial application, and to reduce the cost and complexity of applying the standard. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. This ASU was issued to clarify the standard and to correct unintended application of guidance. We have prepared an analyses of the effects of these standards on our financial statements and preliminarily determined that they will not have a material effect on our balance sheets and statements of operations. We have not yet determined if we will apply the new standard using the retroactive or prospective method. We are evaluating our footnote disclosure obligations and expect that the standards will have an effect on these disclosures. We will continue to develop these disclosures and the related tasks of, gathering data to be disclosed, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires a “noncurrent” presentation of all deferred income taxes. Entities with publicly traded securities are required to apply the new guidance beginning in the annual reporting period beginning after December 15, 2016, and interim periods thereafter. We expect that the affected amounts on our balance sheets will be reclassified within our balance sheets to conform to this standard beginning in the first quarter of 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. We have prepared an analyses of the effects of this standard on our financial statements and preliminarily determined that it will not have a material effect on our statements of operations. However, this standard is expected to have a material effect on our balance sheets. Specifically, we expect that, once adopted we will record a right of use asset and lease obligation liability. Based on our current portfolio of lease obligations we expect that this asset and liability would each total approximately $13.2 million. We are also evaluating our footnote disclosure obligations and expect that this standard will have an effect on these disclosures. We will continue to develop these disclosures and the related tasks of gathering data to be disclosed, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends the guidance in U.S. GAAP with the intent of simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect that the adoption of this ASU will have a material impact on our financial statements. We expect to conform to this standard beginning in the first quarter of 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance of U.S. GAAP with the intent of addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice. One or more of these eight issues are applicable to our financial statements. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control. ASU 2016-17 amends the guidance of U.S. GAAP on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our financial statements. As explained more fully in Note 11 “Subsequent Events,” we have recently entered into a transaction with Gray Midwest EAT, LLC (“GME”). GME is a VIE and as a result of this transaction, we have determined that we are the primary beneficiary of this VIE. We will include the assets, liabilities and results of operations of GME in our consolidated financial statements beginning in 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. ASU 2017-01 amends the guidance of U.S. GAAP with the intent of clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance of U.S. GAAP with the intent of simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard allows for early adoption, but we have not yet made that determination. We do not expect that the adoption of this standard will have a material impact on our financial statements.

Reclassifications

Certain other current and non-current liabilities have been reclassified to conform to the current year presentation.

2.      Acquisitions and Dispositions

During 2016, 2015 and 2014, we entered into a number of acquisition and disposition transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us with the ability to negotiate more favorable terms in our agreements with third parties.

During 2016, we completed three acquisitions which added 13 television stations to our operations and one disposition, that divested one television station from our operations. In addition, at December 31, 2016, we had several pending transactions certain of which were completed in January 2017. For a discussion of the completed transactions see Note 11 “Subsequent Events.”

2016 Acquisitions and Dispositions

On February 16, 2016, we completed the acquisition of the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.1 million plus transaction related expenses (the “Schurz Acquisition”).

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

To further faciliate regulatory approvals for the Schurz Acquisition, on February 16, 2016, we exchanged the assets of WSBT-TV for the assets of Sinclair Broadcast Group, Inc.’s television station WLUC-TV (NBC/FOX) in the Marquette, Michigan television market (the “WLUC Acquisition”), and we sold the Schurz radio broadcast assets (the “Schurz Radio Stations”) for $16.0 million to three third-party radio broadcasters. We did not record a gain or loss related to the WLUC Acquisition or related to the divestiture of the Schurz Radio Stations because the fair value of the assets given were determined to be equal to the assets received.

The Schurz Acquisition, the WBXX Acquisition, the WLUC Acquisition, and the sale of the Schurz Radio Stations are referred to collectively as the “Schurz Acquisition and Related Transactions.” We used borrowings of $425.0 million (the “2016 Term Loan”) under our then-existing senior credit facility, as amended (the “2014 Senior Credit Facility”), to fund a portion of the purchase price to complete the Schurz Acquisition and to pay a portion of the related fees and expenses, the remainder of which were paid from cash on hand. See Note 3 “Long-term Debt” for further information regarding our financing activities.

The net consideration to complete the Schurz Acquisition and Related Transactions was as follows (in thousands):

			Schurz
			Acquisition
			and the
	Divestiture	Acquisition	Acquisition
	of KAKE-TV	of WBXX-TV	of WLUC-TV	Total

Base purchase price	$-	$30,000	$442,500	$472,500
Purchase price adjustment	-	-	574	574
Adjusted purchase price	-	30,000	443,074	473,074
Cash consideration received from sale of Schurz Radio Stations	-	-	(16,000)	(16,000)
Net adjusted purchase price allocated to assets acquired and liabilities assumed	-	30,000	427,074	457,074
Non-cash consideration received	(30,000)	-	-	(30,000)
Cash consideration received	(11,200)	-	-	(11,200)
Net consideration - the Schurz Acquisition and Related Transactions	$(41,200)	$30,000	$427,074	$415,874

On June 27, 2016, we completed the acquisition of KYES-TV (MY, Ant.), a television station serving the Anchorage, Alaska television market, from Fireweed Communications, LLC (the “KYES-TV Acquisition”). The purchase price of $0.5 million, plus transaction related expenses, was paid with cash on hand.

On May 13, 2016, we announced that we agreed to acquire television stations WDTV-TV (CBS) and WVFX-TV (FOX, CW), a legal duopoly in the Clarksburg-Weston, West Virginia television market (the “Clarksburg Acquisition”) from Withers Broadcasting Company of West Virginia and Withers Broadcasting Company of Clarksburg, LLC (collectively “Withers”) for a maximum total purchase price of $26.5 million in cash. On June 1, 2016, we made a partial payment of $16.5 million to Withers and acquired the non-license assets of these stations. Also, on that date we began to provide services to Withers under a local programming and marketing agreement (an “LMA”). Subject to regulatory approval, we currently expect to complete this acquisition later in the first quarter or in the second quarter of 2017.

Collectively, we refer to the stations acquired and retained in 2016, as well as those which we began operating under an LMA in 2016, as the “2016 Acquired Stations.”

The fair values of the assets acquired, liabilities assumed and resulting goodwill of the television station acquisitions we completed in 2016, are summarized as follows (in thousands):

			Schurz
			Acquisition
			and the
	Acquisition	Acquisition	Acquisition
	of KYES-TV	of WBXX-TV	of WLUC-TV	Total

Accounts receivable	$-	$-	$19,226	$19,226
Other current assets	-	429	4,606	5,035
Property and equipment	176	1,633	97,814	99,623
Goodwill	28	10,288	61,981	72,297
Broadcast licenses	254	18,199	231,391	249,844
Other intangible assets	42	-	19,523	19,565
Other non-current assets	-	408	3,028	3,436
Current liabilities	-	(460)	(8,903)	(9,363)
Other long-term liabilities	-	(497)	(1,592)	(2,089)

Total	$500	$30,000	$427,074	$457,574

These amounts are based upon management’s determination of the fair values using valuation techniques including income, cost and market approaches. In determining the fair value of the acquired assets and assumed liabilities, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Actual results may differ materially from these estimates.

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

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have recorded $72.3 million of goodwill related to stations acquired in 2016. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

The Company’s consolidated results of operations for year ended December 31, 2016 include the results of the 2016 Acquired Stations from the date of each transaction. Revenues attributable thereto and included in our consolidated statements of operations for the year ended December 31, 2016 were $130.4 million. Operating income attributable thereto and included in our consolidated statements of operations for year ended December 31, 2016 were $55.8 million.

In connection with acquiring the 2016 Acquired Stations, we incurred a total of $7.4 million of transaction related costs during the year ended December 31, 2016, primarily related to legal, consulting and other professional services.

2015 Acquisitions:

Cedar Rapids Acquisition

On September 1, 2015, we entered into an asset purchase agreement with The Cedar Rapids Television Company and The Gazette Company to acquire the assets of KCRG-TV, which is affiliated with the ABC Network and serves the Cedar Rapids, Iowa television market (the “Cedar Rapids Acquisition”). Also on September 1, 2015, we acquired certain non-license operating assets of this station and entered into an LMA with the licensee. Under the terms of the LMA, we operated the station subject to the control of the seller and its obligations under the station’s FCC license. As a result of the terms of the LMA, we included the operating results of the station in our financial statements beginning on September 1, 2015. On October 1, 2015, we acquired the non-license related real estate assets of KCRG-TV. The acquisition was completed on November 1, 2015, with the acquisition of the FCC license and license related assets. The total purchase price for the station assets was $100.0 million, and was funded with cash on hand.

Odessa Acquisition

On July 1, 2015, we acquired from ICA Broadcasting I, LTD, the assets of KOSA-TV, whose digital channels are affiliated with the CBS and MY Networks and which station serves the Odessa-Midland, Texas television market (the “Odessa Acquisition”). The total purchase price paid was $33.6 million and was funded with cash on hand.

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

The fair values of the acquired assets, assumed liabilities and the resulting goodwill from the 2015 Acquired Stations are summarized as follows (in thousands):

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

These amounts are based upon management’s determination of the fair values using valuation techniques including income, cost and market approaches. In determining the fair value of the acquired assets and assumed liabilities, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Actual results may differ materially from these estimates.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

The amount related to other intangible assets primarily represents the estimated fair values of retransmission agreements of $9.7 million; advertising client relationships of $1.0 million; and income leases of $5.4 million. These intangible assets are being amortized over the estimated remaining useful lives of 5.3 years for retransmission agreements; 9.6 years for advertising client relationships; and 16.9 years for income leases. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as expected future synergies. We expect that goodwill of $48.3 million will be deductible for tax purposes. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation. Consistent with that determination, no fair value was separately allocated to the acquired network affiliation agreements.

Collectively, we refer to the stations acquired and retained in 2015 as the “2015 Acquired Stations.” In connection with acquiring the 2015 Acquired Stations, we incurred transaction costs totaling $6.5 million that are included in our corporate and administrative expenses in the year ended December 31, 2015.

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
* satellite station

The Hoak Acquisition also included our assumption of Hoak’s interest in certain operating agreements, and the acquisition of certain non-license assets of KHAS-TV, which served the Lincoln-Hastings, Nebraska market. On June 13, 2014, we transferred the programing of KHAS-TV to KSNB-TV, a station owned by Gray that also serves the Lincoln-Hastings, Nebraska, market. We used borrowings under the 2014 Senior Credit Facility, to fund the purchase price to complete the Hoak Acquisition.

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

KEVN Acquisition

On May 1, 2014, we acquired from Mission TV, LLC 100% of the capital stock of the entity that operates KEVN-TV and its satellite station, KIVV-TV (collectively, the “KEVN Stations”) The KEVN Stations are affiliated with FOX and serve the Rapid City, South Dakota television market. The total purchase price to complete the KEVN Acquisition was approximately $8.8 million (the “KEVN Acquisition”). The purchase price to complete the KEVN Acquisition was funded with a combination of cash from operations and borrowings under our prior senior credit facility.

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

The purchase price to complete the Parker Acquisition was $6.7 million, of which approximately $1.7 million was allocated to the Parker Broadcasting of Louisiana transaction and $5.0 million was allocated to the Parker Broadcasting of Dakota transaction. The purchase price to complete the Parker Acquisition was funded with a combination of cash from operations and borrowings under our 2014 Senior Credit Facility.

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

Helena Acquisition

On November 1, 2014, we acquired from Beartooth Communications Company the assets of KTVH-TV and KBGF-LD, which are NBC affiliates in the Helena, Montana and Great Falls, Montana television markets, respectively; and on December 1, 2014, we acquired from Rocky Mountain Broadcasting Company the assets of KMTF-TV the CW affiliate for the Helena, Montana market (together, the “Helena Acquisition”). Total purchase price for both acquisitions was approximately $1.9 million, which was funded with cash from operations.

Collectively, we refer to the stations acquired and retained in 2014 as the “2014 Acquired Stations.”

The fair values of the acquired assets, assumed liabilities and the resulting goodwill from the 2014 Acquired Stations are summarized as follows (in thousands):

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

These amounts are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Actual results may differ materially from these estimates.

Accounts receivable are recorded at their fair value that represents the amount we expect to collect. Gross contractual amounts receivable are approximately $0.3 million more than their recorded fair value.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

The amount related to other intangible assets primarily represents the estimated fair values of retransmission agreements of $34.2 million; advertising client relationships of $13.1 million; and income leases of $4.1 million. These intangible assets are being amortized over the estimated remaining useful lives of 4.4 years for retransmission agreements; 5.5 years for advertising client relationships; and 8.3 years for income leases. We expect that goodwill of $88.6 million related to asset acquisitions and stock acquisitions that are treated as asset acquisitions based on the tax elections made relating to the 2014 Acquired Stations will be deductible for tax purposes. As described above, no fair value was separately allocated to the acquired network affiliation agreements in our 2014 Acquired Stations.

In connection with acquiring the 2014 Acquired Stations, we incurred transaction costs totaling $6.2 million that are included in our corporate and administrative expenses in the year ended December 31, 2014.

Unaudited Pro Forma Financial Information

Pro Forma Data – Acquisitions Completed in 2016

The following table sets forth certain unaudited pro forma information for the years ended December 31, 2016 and 2015 assuming that the acquisitions completed in 2016 occurred on January 1, 2015 (in thousands, except per share data):

	Years Ended
	December 31,
	2016	2015

Revenue (less agency commissions)	$825,787	$701,550
Net income	$57,795	$39,360

Basic net income per share	$0.80	$0.58
Diluted net income per share	$0.79	$0.57

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the stations acquired in 2016, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we acquired each of the stations acquired in 2016 on January 1, 2015 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2016 and 2015 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

Pro Forma Data - 2015 Acquisitions

The following table sets forth certain unaudited pro forma information for the years ended December 31, 2015 and 2014 assuming that the 2015 Acquisitions occurred on January 1, 2014 (in thousands, except per share data):

	Years Ended
	December 31,
	2015	2014

Revenue (less agency commissions)	$621,530	$559,538
Net income	$46,181	$59,342

Basic net income per share	$0.68	$1.03
Diluted net income per share	$0.67	$1.02

This pro forma financial information is based on Gray’s historical results of operations and the 2015 Acquisitions’ historical results of operations, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the 2015 Acquisitions on January 1, 2014 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2015 and 2014 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

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

Pro Forma Data - Hoak Acquisition and SJL Acquisition

The following table sets forth certain unaudited pro forma results of operations of the Company for the year ended December 31, 2014 assuming that the Hoak Acquisition and the SJL Acquisition, along with transactions necessary to finance the Hoak Acquisition and the SJL Acquisition, occurred on January 1, 2013 (in thousands, except per share data):

Year Ended December 31, 2014

Revenue (less agency commissions)	$565,251
Net income	$50,771

Basic net income per share	$0.88
Diluted net income per share	$0.87

This pro forma financial information is based on each of Gray’s, Hoak’s and SJL’s historical results of operations, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the Hoak Acquisition, the SJL Acquisition and the related financing transactions on January 1, 2013 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the year ended December 31, 2014 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, additional interest expense related to the financing of each of the Hoak Acquisition and the SJL Acquisition and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

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

Pro forma financial information for the following stations acquired in 2014 is not included as such information is not material to our financial statements : the KEVN Acquisition; the KNDX Acquisition; the Parker Acquisition; the WQCW Acquisition and the Helena Acquisition.

3.      Long-term Debt

As of December 31, 2016 and 2015, as applicable, long-term debt consisted of obligations under our 2014 Senior Credit Facility, our 7½% senior notes due 2020 (the “2020 Notes”), our 5.125% senior notes due 2024 (the “2024 Notes”) and our 5.875% senior notes due 2026 (the “2026 Notes”), as follows (in thousands):

	December 31,
	2016	2015
Long-term debt including current portion:
2014 Senior Credit Facility	$556,438	$556,438
2020 Notes	-	675,000
2024 Notes	525,000	-
2026 Notes	700,000	-
Total outstanding principal	1,781,438	1,231,438
Unamortized deferred loan costs - 2014 Senior Credit Facility	(12,158)	(6,136)
Unamortized deferred loan costs - 2020 Notes	-	(9,317)
Unamortized deferred loan costs - 2024 Notes	(7,742)	-
Unamortized deferred loan costs - 2026 Notes	(10,588)	-
Unamortized premium - 2020 Notes	-	4,099
Unamortized premium - 2026 Notes	5,797	-
Net carrying value	$1,756,747	$1,220,084

Borrowing availability under the Revolving Credit Facility	$60,000	$50,000

On February 7, 2017, Gray amended and restated the 2014 Senior Credit Facility (the “2017 Senior Credit Facility”) to, among other things, reduce our interest rate under the term loan to LIBOR plus 2.50%, increase our availability under the revolving credit facility from $60.0 million to $100.0 million, and extend the maturity of the revolving credit facility and term loan facility to 2022 and 2024, respectively. See Note 11 “Subsequent Events” for more information on the 2017 Senior Credit Facility.

Prior to the entry in to the 2017 Senior Credit Facility, the 2014 Senior Credit Facility consisted of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of December 31, 2016 and 2015 consisted solely of a term loan balance of $556.4 million. As of December 31, 2016 and 2015, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.9% and 3.8%, respectively.

In connection with the consummation of the Schurz Acquisition and Related Transactions, effective February 16, 2016, we entered into the Second Amendment and Incremental Facility Agreement to our 2014 Senior Credit Facility (the “Second Amendment”). Pursuant to this Second Amendment, we borrowed $425.0 million under the 2016 Term Loan to fund a portion of the purchase price of the Schurz Acquisition. The Second Amendment also increased our availability under the 2014 Senior Credit Facility by $10.0 million to a total of $60.0 million.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”), at par. We used a portion of the proceeds of the Original 2026 Notes to repay the outstanding balance of the 2016 Term Loan, accrued interest thereon, and transaction related fees and expenses. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

Also on September 14, 2016, we completed the private placement of $525.0 million of our 2024 Notes, at par. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year, commencing on April 15, 2017.

We used a portion of the proceeds from the sale of the 2026 Additional Notes and the 2024 Notes to complete the Tender Offer (discussed below). We used the remaining proceeds and cash on hand to redeem the 2020 Notes that remained outstanding after the completion of the Tender Offer.

As of December 31, 2016, we had $700.0 million of 2026 Notes outstanding and $525.0 million of 2024 Notes outstanding. The interest rate and yield on the Original 2026 Notes were each 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The interest rate and yield on the 2024 Notes were 5.125%.

In September 2016, we purchased approximately $431.2 million in aggregate principal amount of the 2020 Notes validly tendered in connection with a previously announced cash tender offer (the “Tender Offer”).

Also in September 2016, and following the completion of the Tender Offer, we satisfied and discharged our obligations under the indenture governing the remaining 2020 Notes outstanding by depositing with the trustee thereunder the redemption price of 103.75% of the principal amount thereunder, plus accrued and unpaid interest to, but not including, the date of redemption (the “Redemption”).

In connection with the completion of the Tender Offer and the Redemption, we recorded a loss from early extinguishment of debt of approximately $32.0 million ($19.5 million net of tax) in year ended December 31, 2016 consisting of Tender Offer premiums of $18.2 million, redemption premiums of $9.1 million, the write off of unamortized deferred financing costs of $8.0 million and the payment of approximately $0.2 million in legal and other professional fees; partially offset by the recognition of un-accreted net premium of $3.5 million.

 Collateral, Covenants and Restrictions

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of the assets of Gray and substantially all of our subsidiaries, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all applicable periods, the 2026 Notes and 2024 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. As of December 31, 2016, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness; (b) limitations on liens; (c) limitations on the sale of assets; (d) limitations on guarantees; (e) limitations on investments and acquisitions; (f) limitations on the payment of dividends and share repurchases; (g) limitations on mergers; and (h) maintenance of a first lien leverage ratio not to exceed certain maximum limits while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2016 and 2015, we were in compliance with all required covenants under all our debt obligations.

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

Maturities

Aggregate minimum principal maturities on long-term debt as of December 31, 2016 were as follows (in thousands):

	Minimum Principal Maturities
	2014 Senior	2024	2026
Year	Credit Facility (1)	Notes	Notes	Total
2017	$-	$-	$-	$-
2018	-	-	-	-
2019	-	-	-	-
2020	-	-	-	-
2021	556,438	-	-	556,438
Thereafter	-	525,000	700,000	1,225,000
Total	$556,438	$525,000	$700,000	$1,781,438

(1)	Pursuant to the 2017 Senior Credit Facility, the maturity date of the term loan was extended to February 7, 2024.

Interest Payments

For all of our interest bearing obligations, we made interest payments of approximately $76.2 million, $76.9 million and $61.9 million during 2016, 2015 and 2014, respectively. We did not capitalize any interest payments during the years ended December 31, 2016, 2015 or 2014.

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

The carrying amount and fair value of our long-term debt were each $1.8 billion as December 31, 2016 and $1.2 billion as of December 31, 2015. We classify our long-term debt within Level 2 of the fair value hierarchy.

5.      Stockholders’ Equity

We are authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A common stock, 100 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the years ended December 31, 2016, 2015 and 2014, we did not declare or pay any common stock or Class A common stock dividends.

On March 31, 2015, we completed an underwritten offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share pursuant to an effective shelf registration statement. The net proceeds from the offering were $167.3 million, after deducting underwriting discounts of $7.5 million and expenses of $0.9 million. We used the net proceeds from the offering to pay a significant portion of the consideration to acquire the 2015 Acquired Stations.

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of December 31, 2016, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”).

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

The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (401K plan). During the fourth quarter of 2016, under the 2016 Repurchase Authorization, we purchased 192,183 shares of our common stock at an average purchase price of $10.38 per share, or a total cost of $2.0 million. As of December 31, 2016, $73.0 million remains available to purchase shares of our common stock under the 2016 Repurchase Authorization.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2016, we had reserved 5,449,148 shares and 257,581 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2015, we had reserved 5,689,219 shares and 476,193 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.      Stock-Based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long Term Incentive Plan, as amended (the “2007 Incentive Plan”), and our Directors’ Restricted Stock Plan (as defined below). The following table presents our stock-based compensation expense and related income tax benefits for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense, gross	$5,099	$4,019	$5,012
Income tax benefit at our statutory rate associated with stock-based compensation	(1,989)	(1,567)	(1,955)
Stock-based compensation expense, net	$3,110	$2,452	$3,057

2007 Long Term Incentive Plan

The 2007 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our common stock or Class A common stock, or the receipt of other awards based on our performance, to our employees and non-employee directors.

We recognize the fair value of stock options granted on the date of grant as compensation expense, and such expense is amortized over the vesting period of the stock option. The 2007 Incentive Plan allows us to grant share-based awards for up to 6.0 million shares of stock, with not more than 1.0 million out of that 6.0 million being Class A common stock and the remaining shares being common stock. As of December 31, 2016, 3.9 million shares of our common stock and 0.3 million shares of our Class A common stock were available for issuance under the 2007 Incentive Plan. Shares of common stock and Class A common stock underlying outstanding options and performance awards are counted as issued under the 2007 Incentive Plan. Under the 2007 Incentive Plan, the options granted typically vest after a two to four-year period and expire three to eight years after vesting. However, options will vest immediately upon a “change in control” as such term is defined in the 2007 Incentive Plan. All options have been granted with purchase prices that equal the market value of the underlying stock at the close of business on the date of the grant.

During the year ended December 31, 2016, we granted 218,452 shares of restricted common stock to certain employees, of which 72,816 shares vested on January 31, 2017; 72,816 shares will vest on January 31, 2018; and 72,820 shares will vest on January 31, 2019. Also during the year ended December 31, 2016, we granted 166,677 shares of restricted Class A common stock to one employee, of which 55,559 shares vested on January 31, 2017, with the remainder to vest in equal amounts on each of January 31, 2018 and 2019. During the year ended December 31, 2016, we also granted 19,048 shares of restricted common stock to certain non-employee directors, which shares vested on January 31, 2017. Also the year ended December 31, 2016, we granted 51,935 shares of restricted Class A common stock to certain non-employee directors, which shares vested on January 31, 2017.

During the year ended December 31, 2015, we granted 150,308 shares of restricted common stock to our employees, of which 50,102 shares vested on January 31, 2016; 50,100 shares vested on January 31, 2017; and 50,106 shares will vest on January 31, 2018. Also during the year ended December 31, 2015, we granted 229,322 shares of restricted Class A common stock to our employees, of which 76,442 shares vested on each of January 31, 2016 and 2017; and 76,438 shares will vest on January 31, 2018. Also during the year ended December 31, 2015, we granted 58,191 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 31, 2016.

During the year ended December 31, 2014, we granted 312,961 shares of restricted common stock to our employees, of which 68,991 shares vested on the date of grant; 127,316 shares vested on January 17, 2015; and 58,327 shares vested on each of January 17, 2016 and 2017. Also during the year ended December 31, 2014, we granted 194,413 shares of restricted Class A common stock to an employee, of which 31,821 shares vested on the date of grant; 75,412 shares vested on January 17, 2015; and 43,590 shares vested on each of January 17, 2016 and 2017. Also during the year ended December 31, 2014, we granted 41,881 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 1, 2015.

A summary of restricted common stock activity for the years ended December 31, 2016, 2015 and 2014 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	337,506	$9.57	385,056	$9.09	274,838	$4.43
Granted	237,500	12.88	150,308	10.27	312,961	11.78
Vested	(178,973)	8.46	(197,858)	9.16	(202,743)	6.93
Outstanding - end of period	396,033	$12.06	337,506	$9.57	385,056	$9.09

A summary of restricted Class A common stock activity for the years ended December 31, 2016, 2015 and 2014 under our 2007 Incentive Plan is as follows:

	Year Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - Class A common:
Outstanding - beginning of period	374,693	$9.46	204,473	$9.81	-	$-
Granted	218,612	11.25	287,513	9.37	236,294	9.80
Vested	(178,223)	10.04	(117,293)	9.85	(31,821)	9.75
Outstanding - end of period	415,082	$10.15	374,693	$9.46	204,473	$9.81

At December 31, 2016, 2015 and 2014, we had 274,746 stock options outstanding. At December 31, 2016, 2015 and 2014, the number of stock options that were exercisable were 274,746, 206,604 and 137,376, respectively. The exercise price of all outstanding stock options is $1.99 per share. The aggregate intrinsic value of our outstanding stock options was $2.2 million based on the closing market price of our common stock on December 31, 2016.

Directors’ Restricted Stock Plan

On May 14, 2003, our stockholders approved a restricted stock equity incentive plan for our Board of Directors (the “Directors’ Restricted Stock Plan”). We have reserved 1.0 million shares of our common stock for issuance under this plan and, as of December 31, 2016, there were 770,000 shares available for future award. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted stock each calendar year. During the years ended December 31, 2016, 2015 and 2014, we did not grant any restricted stock awards under the Directors’ Restricted Stock Plan.

As of December 31, 2016, we had $2.3 million of total unrecognized compensation expense related to all non-vested share based compensation arrangements. The expense is expected to be recognized over a period of 1.4 years.

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

Federal and state and local income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$-	$-	$-
State and local	2,730	1,259	996
State and local - reserve for uncertain tax positions	(698)	(581)	(198)
Current income tax expense (benefit)	2,032	678	798
Deferred:
Federal	38,214	24,067	28,231
State and local	3,172	1,703	2,707
Deferred income tax expense	41,386	25,770	30,938
Total income tax expense	$43,418	$26,448	$31,736

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax liabilities:
Net book value of property and equipment	$26,620	$20,986
Broadcast licenses, goodwill and other intangibles	369,275	350,647
Total deferred tax liabilities	395,895	371,633

Deferred tax assets:
Liability for accrued vacation	2,232	2,172
Liability for accrued bonus	5,483	4,786
Loan acquisition costs	336	391
Allowance for doubtful accounts	1,168	700
Liability under health and welfare plan	1,201	1,108
Liability for pension plan	13,278	14,172
Federal operating loss carryforwards	20,401	38,466
State and local operating loss carryforwards	4,555	5,867
Alternative minimum tax carryforwards	386	386
Unearned income	3	73
Stock options	174	163
Acquisition costs	3,140	1,129
Restricted stock	1,950	1,875
Other	109	172
Total deferred tax assets	54,416	71,460
Valuation allowance for deferred tax assets	(1,532)	(1,683)
Net deferred tax assets	52,884	69,777

Deferred tax liabilities, net of deferred tax assets	$343,011	$301,856

We have approximately $61.5 million in federal operating loss carryforwards, which expire during the years 2029 through 2031. Additionally, we have an aggregate of approximately $122.4 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the federal net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2016 and 2015 was $1.5 million and $1.7 million, respectively.

Our total valuation allowance provided for deferred income tax assets decreased $0.2 million for the year ended December 31, 2016 due to changes in estimated utilization of state operating loss carryforwards. Our total valuation allowance provided for deferred income tax assets decreased $0.4 million for the year ended December 31, 2015 due to changes in estimated utilization of state operating loss carryforwards.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory federal rate applied to income before income tax expense	$36,992	$23,012	$27,929
Current year permanent items	1,830	1,192	849
State and local taxes, net of federal tax benefit	5,056	2,831	4,050
Change in valuation allowance	(151)	(369)	(696)
Reserve for uncertain tax positions	(698)	(581)	(198)
Other items, net	389	363	(198)
Income tax expense as recorded	$43,418	$26,448	$31,736

Effective income tax rate	41.1%	40.2%	39.8%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2016, we decreased our recorded non-current pension liability by $0.6 million and recognized other comprehensive income of $0.4 million, net of a $0.2 million tax expense. During 2015, we decreased our recorded non-current pension liability by $5.8 million and recognized other comprehensive income of $3.5 million, net of a $2.3 million tax expense. During 2014, we increased our recorded non-current pension liability by $17.1 million and recognized other comprehensive loss of $10.4 million, net of a $6.7 million tax benefit.

In 2016, 2015 and 2014, we made income tax payments (net of refunds) of $14.6 million, $1.8 million and $0.4 million, respectively. At December 31, 2016, we had current prepaid income taxes of approximately $14.6 million and at December 31, 2015, we had current income taxes payable of approximately $0.8 million.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

We file income tax returns in the U.S. federal and multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, or state and local tax examinations by tax authorities for years prior to 2007. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal level and in multiple-state jurisdictions arising from the 2009 and 2011 tax years.

8.      Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. During 2016, our defined benefit pension plans were the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”) as well as two plans assumed (the “Assumed Plans”) when we acquired the related businesses in prior years, both of which were frozen plans. On December 31, 2016, the two Assumed Plans were merged into the Gray Pension Plan. Effective December 31, 2016, the Assumed Plans had combined plan assets of $5.8 million and combined projected benefit obligations of $8.3 million. Monthly plan benefits under the Gray Pension Plan are frozen and can no longer increase and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2016 and 2015, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2016 and 2015, respectively (dollars in thousands):

	December 31,
	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$103,199	$108,006
Service cost	-	3,130
Interest cost	4,398	4,159
Actuarial losses	1,839	420
Benefits paid	(2,790)	(1,683)
Effect of pension curtailment	-	(10,833)
Merger of the Assumed Plans	8,330	-
Projected benefit obligation at end of year	$114,976	$103,199

Change in plan assets:
Fair value of pension plan assets at beginning of year	$69,246	$66,813
Actual return on plan assets	5,918	(1,034)
Company contributions	2,775	5,150
Benefits paid	(2,790)	(1,683)
Merger of the Assumed Plans	5,780	-
Fair value of pension plan assets at end of year	80,929	69,246
Funded status of pension plan	$(34,047)	$(33,953)

Amounts recognized in our balance sheets consist of:
Accrued benefit cost	$(5,121)	$(8,994)
Accumulated other comprehensive loss	(28,926)	(24,959)
Net liability recognized	$(34,047)	$(33,953)

The accumulated benefit obligation amounts of the Gray Pension Plan are frozen and were $115.0 million and $103.2 million at December 31, 2016 and 2015, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. The estimated rate of increase in compensation levels used to calculate the net periodic benefit cost for the year ended December 31, 2015 applied only to the period prior to the Gray Pension Plan becoming frozen. This factor was not applicable after that time in the determination of the benefit obligation as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost for the Gray pension plan:
Discount rate	4.31%	4.00%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	N/A	5.63%

	As of December 31,
	2016	2015
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.11%	4.31%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Components of net periodic pension cost:
Service cost	$-	$3,130	$5,162
Interest cost	4,398	4,159	4,106
Expected return on plan assets	(4,836)	(4,782)	(4,200)
Recognized net actuarial loss	406	1,580	969
Net periodic pension (benefit) cost	$(32)	$4,087	$6,037

For the Gray Pension Plan, the estimated future benefit payments are as follows (in thousands):

Years			Amount
	2017		$2,722
	2018		2,933
	2019		3,299
	2020		3,790
	2021		4,090
2022	-	2026	25,216

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2016	2015
Asset category:
Insurance general account	23%	26%
Cash management accounts	6%	2%
Equity accounts	39%	54%
Fixed income accounts	28%	14%
Real estate accounts	4%	4%
Total	100%	100%

The investment objective is to achieve a consistent total rate of return (income, appreciation, and reinvested funds) that will equal or exceed the actuarial assumption with aversion to significant volatility. The following is the target asset allocation:

	Target Range
Asset class:	Strategic Allocation	Lower Limit	Upper Limit
Equities:
Large cap value	5%	0%	50%
Large cap blend	5%	0%	50%
Large cap growth	5%	0%	50%
Mid cap blend	15%	0%	40%
Small cap core	5%	0%	25%
Foreign large blend	10%	0%	40%
Emerging markets	10%	0%	25%
Real estate	5%	0%	20%
Fixed Income:
U.S. Treasury inflation protected	5%	0%	25%
Intermediate term bond	10%	0%	50%
Long term government bond	5%	0%	40%
High yield bond	10%	0%	25%
Emerging markets bond	10%	0%	20%
Money market taxable	0%	0%	100%

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

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2016 and 2015, respectively (in thousands):

Gray Pension Plan Fair Value Measurements

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$18,357	$-	$18,357
Cash management accounts	5,089	-	-	5,089
Equity accounts	31,963	-	-	31,963
Fixed income accounts	22,544	-	-	22,544
Real estate accounts	2,976	-	-	2,976
Total	$62,572	$18,357	$-	$80,929

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$17,918	$-	$17,918
Cash management accounts	1,273	-	-	1,273
Equity accounts	37,621	-	-	37,621
Fixed income account	9,924	-	-	9,924
Real estate accounts	2,510	-	-	2,510
Total	$51,328	$17,918	$-	$69,246

Expected Pension Contributions

We expect to contribute a combined total of approximately $3.0 million to our frozen defined benefit pension plan during the year ending December 31, 2017.

Capital Accumulation Plan

The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. Effective beginning on July 1, 2015, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. For the years ended December 31, 2016 and 2015, our matching cash contributions to our Capital Accumulation Plan were $8.8 million and $1.8 million, respectively. As of February 21, 2017, we estimate that our matching cash contributions to the Capital Accumulation Plan for year ending December 31, 2017 will be approximately $8.6 million.

In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. In the years ended December 31, 2016 and 2015, the Company has accrued discretionary contributions of $3.4 million and $1.6 million, respectively, as profit sharing contributions. Also during the years ended December 31, 2016, 2015 and 2014, we made other matching contributions of our Common Stock to the Capital Accumulation Plan as follows (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Matching contributions to the Capital Accumulation Plan	2,571	$29	1,898	$26	2,341	$25

9.      Commitments and Contingencies

We have various contractual and other commitments requiring future payments. These commitments include amounts required to be paid for the acquisition of television stations; for the purchase of property and equipment; for service and other agreements; for operating lease commitments for equipment, land and office space; for commitments for various syndicated television programs; and for commitments under affiliation agreements with networks. Future minimum payments for these commitments as of December 31, 2016 were as follows (in thousands):

		Property	Service and		Syndicated	Network
	Pending	and	Other	Operating	Television	Affiliation
Year	Acquisitions	Equipment	Agreements	Leases	Programming	Agreements	Total
2017	$287,097	$5,467	$2,856	$2,905	$5,702	$129,260	$433,287
2018	-	-	2,856	2,178	12,550	137,228	154,812
2019	-	-	749	1,907	4,091	78,261	85,008
2020	-	-	-	1,362	2,872	31,370	35,604
2021	-	-	-	1,155	563	3,941	5,659
Thereafter	-	-	-	3,680	290	2,137	6,107
Total	$287,097	$5,467	$6,461	$13,187	$26,068	$382,197	$720,477

The amounts in the table above are estimates of commitments that are in addition to the liabilities accrued for on our consolidated balance sheet as of December 31, 2016. The amount presented for pending acquisitions represents our net obligations under our pending acquisitions as of December 31, 2016. Certain of these transactions were completed in January 2017. For additional information on these transactions see Note 2 “Acquisitions and Dispositions” and Note 11 “Subsequent Events.”

Leases

We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2016, 2015 and 2014 were $3.5 million, $2.8 million and $2.2 million, respectively.

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

10.     Goodwill and Intangible Assets

During the years ended December 31, 2016 and 2015, we acquired and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances increased during each of these years. See Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Net Balance at					Net Balance at
	December 31,					December 31,
	2015	Acquisitions	Dispositions	Impairment	Amortization	2016
Goodwill	$423,236	$72,296	$(10,214)	$-	$-	$485,318
Broadcast licenses	1,114,626	251,035	(25,356)	-	-	1,340,305
Finite-lived intangible assets	53,280	19,566	-	-	(16,596)	56,250
Total intangible assets net of accumulated amortization	$1,591,142	$342,897	$(35,570)	$-	$(16,596)	$1,881,873

	Net Balance at					Net Balance at
	December 31,					December 31,
	2014	Acquisitions	Dispositions	Impairment	Amortization	2015
Goodwill	$374,390	$48,916	$(70)	$-	$-	$423,236
Broadcast licenses	1,023,580	91,192	(146)	-	-	1,114,626
Finite-lived intangible assets	47,802	17,845	(385)	-	(11,982)	53,280
Total intangible assets net of accumulated amortization	$1,445,772	$157,953	$(601)	$-	$(11,982)	$1,591,142

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	As of				As of
	December 31, 2015	Acquisitions	Dispositions	Impairment	December 31, 2016
Goodwill, gross	$521,832	$72,296	$(10,214)	$-	$583,914
Accumulated goodwill impairment	(98,596)	-	-	-	(98,596)
Goodwill, net	$423,236	$72,296	$(10,214)	$-	$485,318

	As of				As of
	December 31, 2014	Acquisitions	Dispositions	Impairment	December 31, 2015
Goodwill, gross	$472,986	$48,916	$(70)	$-	$521,832
Accumulated goodwill impairment	(98,596)	-	-	-	(98,596)
Goodwill, net	$374,390	$48,916	$(70)	$-	$423,236

As of December 31, 2016 and 2015, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2016			As of December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,394,004	$(53,699)	$1,340,305	$1,168,325	$(53,699)	$1,114,626
Goodwill	485,318	-	485,318	423,236	-	423,236
	$1,879,322	$(53,699)	$1,825,623	$1,591,561	$(53,699)	$1,537,862

Intangible assets subject to amortization:
Network affiliation agreements	$1,264	$(1,264)	$-	$1,264	$(1,264)	$-
Other finite-lived intangible assets	105,792	(49,542)	56,250	86,696	(33,416)	53,280
	$107,056	$(50,806)	$56,250	$87,960	$(34,680)	$53,280

Total intangibles	$1,986,378	$(104,505)	$1,881,873	$1,679,521	$(88,379)	$1,591,142

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $16.6 million, $12.0 million and $8.3 million, respectively. Based on the our intangible assets subject to amortization, as of December 31, 2016, we expect that amortization expense for the succeeding five years will be as follows: 2017, $16.3 million; 2018, $11.5 million; 2019, $9.0 million; 2020, $6.1 million; and 2021, $3.2 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license

As of December 31, 2016 and 2015, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during 2016, 2015 or 2014.

See Note 1 “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

11.     Subsequent Events

2017 Acquisitions

On January 13, 2017, we acquired KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market, from Tanana Valley Television Company and Tanana Valley Holdings, LLC for $8.0 million (the “Fairbanks Acquisition”). We completed the Fairbanks Acquisition with cash on hand.

On January 17, 2017, we acquired two television stations that were divested by Nextstar Broadcasting, Inc. (“Nexstar”) upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market (the “Green Bay Acquisition”), and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois (or “Quad Cities”) television market (the “Davenport Acquisition”), for an adjusted purchase price of $269.9 million. We completed these acquisitions with cash on hand. The Green Bay Acquisition and the Davenport Acquisition were completed, in part, through a transaction with Gray Midwest EAT, LLC (“GME”), pursuant to which, we loaned GME $106.0 million which GME in turn used to acquire the broadcast licenses of the stations. GME is a variable interest entity (“VIE”) for which we are the primary beneficiary. As a result, we will include the assets, liabilities and results of operations of GME in our consolidated financial statements beginning in January 2017 and continuing for so long as we remain the primary beneficiary.

The preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of our acquisitions completed in 2017 are summarized as follows (in thousands):

	Acquisition
	Fairbanks	Green Bay	Davenport

Other current assets	$176	$238	$301
Property and equipment	2,868	10,133	10,276
Goodwill	251	44,055	45,305
Broadcast licenses	2,228	82,845	63,683
Other intangible assets	2,653	7,767	5,936
Current liabilities	(176)	(238)	(301)

Total	$8,000	$144,800	$125,200

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

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $14.0 million and favorable income leases of $1.5 million. These intangible assets are being amortized over their estimated useful lives.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have preliminarily recorded $89.6 million of goodwill related to 2017 Acquisitions. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

On February 16, 2017, we announced that we had reached an agreement with Diversified Communications, Inc. to acquire two television stations: WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 161) for $85.0 million. Subject to receipt of regulatory and other approvals, we expect this transaction will close in the second quarter of 2017 and will be completed with cash on hand and, if necessary, borrowings under our 2017 Senior Credit Facility.

Amendment and Restatement of Senior Credit Facility

On February 7, 2017, we entered into the 2017 Senior Credit Facility. The 2017 Senior Credit Facility provides total commitments of $656.4 million, consisting of a $556.4 million term loan facility (the “2017 Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Amounts outstanding under the 2017 Term Loan were used to repay our prior term loan.

The 2017 Term Loan borrowings bear interest, at our option, of either LIBOR plus an applicable margin or the Base Rate (as defined below) plus an applicable margin. Until our results of operations for the quarter ending September 30, 2017 have been certified, the applicable margin will be 2.50% for all LIBOR borrowings and 1.50% for all Base Rate borrowings (the “Initial Applicable Margin”). Thereafter, (i) if the leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”) is less than or equal to 5.25 to 1.00, the applicable margin will be 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings and (ii) if the Leverage Ratio is greater than 5.25 to 1.00, the Initial Applicable Margin will apply. The current interest rate on the 2017 Term Loan borrowings is LIBOR plus 2.50%. The term loan also requires us to make quarterly principal reductions of $1.4 million beginning March 31, 2017.

Borrowings under the 2017 Revolving Credit Facility bear interest, at our option, based on LIBOR plus 1.50%-2.00% or the Base Rate plus 0.50%-1.00%, in each case based on a first lien leverage ratio test as set forth in the 2017 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) LIBOR plus 1.00%. We are required to pay a commitment fee on the average daily unused portion of the 2017 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio.

The 2017 Revolving Credit Facility matures on February 7, 2022, and the 2017 Term Loan matures on February 7, 2024.

As a result of this amendment and restatement of our senior credit facility we expect to record a loss on extinguishment of debt of approximately $4.5 million in the first quarter of 2017. In connection with the amendment and restatement we incurred approximately $3.0 million in deferred financing costs that will be amortized over the life of the 2017 Senior Credit Facility.

Results of FCC Spectrum Auction

On February 6, 2017, we announced that we anticipate receiving $ 90.8 million in proceeds from the FCC’s recently completed reverse auction for broadcast spectrum.

The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by us during the auction to modify and/or surrender spectrum used by certain of our television stations. We do not expect any material change in operations for us or for any individual market in which we operate.

We anticipate that the auction proceeds will be received in the second or third quarter of 2017. Due to prior planning in connection with our recently completed acquisitions, we anticipate that we will be able to defer any related income tax payments on a long-term basis.

12.     Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2016:
Revenue (less agency commissions)	$173,723	$196,633	$204,490	$237,619
Operating income	36,111	53,687	60,467	83,874
Net income	8,990	17,662	(213)	35,834

Basic net income per share	$0.13	$0.25	$-	$0.50

Diluted net income per share	$0.12	$0.24	$-	$0.49

Year Ended December 31, 2015:
Revenue (less agency commissions)	$133,303	$143,464	$151,102	$169,487
Operating income	28,058	38,758	29,344	43,897
Net income	5,595	12,110	6,609	14,987

Basic net income per share	$0.10	$0.17	$0.09	$0.21

Diluted net income per share	$0.10	$0.17	$0.09	$0.21

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2016) is incorporated herein by reference. In addition, the information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

Item 11. Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading "Stock Ownership" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	274,746	(1)	$1.99	4,117,786	(1)(2)

Equity compensation plans not approved by security holders	-		$-	-
Total	274,746			4,117,786

Class A Common Stock:
Equity compensation plans approved by security holders	-	(1)	$-	257,581	(1)

Equity compensation plans not approved by security holders	-		$-	-
Total	-			257,581

(1)

Under our 2007 Long Term Incentive Plan, as of December 31, 2016, we were authorized to issue additional awards to acquire up to 3,347,786 shares of either our common stock or our Class A common stock; however, of this amount, we cannot grant share-based awards to acquire in excess of 257,581 shares of our Class A common stock. For purposes of this disclosure, we have assumed the future issuance of share-based awards to acquire 3,090,205 shares of our common stock and 257,581 shares of our Class A common stock, the maximum number of shares of Class A common stock issuable. We may, from time to time in the future, issue awards exercisable for more shares of common stock and less shares of Class A common stock.

(2)	Includes 770,000 shares of our common stock that are issuable under our Directors’ Restricted Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2017” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.

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

4.2	Form of 5.875% Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2016)

Exhibit Number	Description of Documents

4.3

Indenture, dated as of September 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.4	Form of 5.125% Senior Note due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to our current report on form 8-K filed with the SEC on September 14, 2016)

4.5

First Supplemental Indenture, dated as of September 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

10.1

Restatement Agreement, dated as of February 7, 2017, by and among Gray Television, Inc., as Borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 10, 2017)

10.2

Third Amended and Restated Credit Agreement, dated as of February 7, 2017, by and among Gray Television, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A. and Royal Bank of Canada, as Syndication Agent, Deutsche Bank AG New York Branch, as Documentation Agent and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 10, 2017)

10.3

Second Amendment and Incremental Facility Agreement dated as of February 16, 2016, to the Second Amended and Restated Credit Agreement dated, as of January 21, 2016, by and among Gray Television, Inc., and the lenders and agents thereto. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 17, 2016)

10.4

Second Amended and Restated Credit Agreement, dated as of June 13, 2014, by and among Gray Television, Inc., as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A., as Syndication Agent, Royal Bank of Canada as Documentation Agent and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2014)

Exhibit Number	Description of Documents

10.5

First Amendment and Incremental Facility Agreement dated as of September 15, 2014, to the Second Amended and Restated Credit Agreement dated, as of June 13, 2014, by and among Gray Television, Inc., and the lenders and agents thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2014)

10.6	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

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

10.9	2007 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)*

10.10	Description of Annual Incentive Plan Structure (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2013)*

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2014)

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts (a)	(b)	Period

Year Ended December 31, 2016:
Allowance for doubtful accounts	$1,794	$1,917	$167	$(715)	$3,163
Valuation allowance for deferred tax assets	$1,683	$-	$-	$(151)	$1,532

Year Ended December 31, 2015:
Allowance for doubtful accounts	$1,667	$606	$-	$(479)	$1,794
Valuation allowance for deferred tax assets	$2,052	$-	$-	$(369)	$1,683

Year Ended December 31, 2014:
Allowance for doubtful accounts	$730	$1,356	$290	$(709)	$1,667
Valuation allowance for deferred tax assets	$2,748	$3	$-	$(699)	$2,052

(a)

In 2016 and 2014, the change in the allowance for doubtful accounts represents the fair value of balances assumed in acquisition transactions. See Note 2 “Acquisitions and Dispositions” for further information.

(b)

Deductions from allowance for doubtful accounts represent write-offs of receivable balances not considered collectible. The deduction from the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards, as well as expiration of certain net operating loss carryforwards.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: March 1, 2017	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2017	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Chairman, President and Chief Executive Officer

Date: March 1, 2017	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: March 1, 2017	By:	/s/ T. L. Elder
T. L. Elder, Director

Date: March 1, 2017	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: March 1, 2017	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: March 1, 2017	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: March 1, 2017	By:	/s/ Elizabeth R. Neuhoff
Elizabeth R. Neuhoff, Director

Date: March 1, 2017	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: March 1, 2017	By:	/s/ Hugh E. Norton
Hugh E. Norton, Director

Date: March 1, 2017	By:	/s/ Harriett J. Robinson
Harriett J. Robinson, Director

Date: March 1, 2017	By:	/s/ James C. Ryan
James C. Ryan, Executive Vice President and
Chief Financial Officer

Date: March 1, 2017	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document