Form 10-Q
period 2017-03-31
GRAY TELEVISION INC
filed 2017-05-04
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017 or

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

Yes    ✔   No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ✔   No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,284,493 shares outstanding as of May 1, 2017	6,404,862 shares outstanding as of May 1, 2017

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash	$23,541	$325,189
Accounts receivable, less allowance for doubtful accounts of $3,622 and $3,163, respectively	156,756	146,811
Current portion of program broadcast rights, net	9,763	13,735
Prepaid taxes	14,981	14,641
Prepaid and other current assets	7,114	5,109
Total current assets	212,155	505,485

Property and equipment, net	339,984	326,093
Broadcast licenses	1,492,379	1,340,305
Goodwill	571,708	485,318
Other intangible assets, net	70,784	56,250
Deferred tax asset	31,975	30,826
Investment in broadcasting and technology companies	16,599	16,599
Other	29,928	22,455
Total assets (1)	$2,765,512	$2,783,331

See notes to condensed consolidated financial statements.

(1)	Our consolidated total assets as of March 31, 2017 included total assets of $149.8 million of a variable interest entity (“VIE”). These assets can only be used to settle the obligations of the VIE.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	March 31,	December 31,
	2017	2016
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,409	$5,257
Employee compensation and benefits	20,603	31,367
Accrued interest	24,694	32,453
Accrued network programming fees	12,985	14,982
Other accrued expenses	8,393	13,802
Federal and state income taxes	3,280	2,916
Current portion of program broadcast obligations	10,099	13,924
Deferred revenue	3,523	4,706
Current portion of long-term debt	5,564	-
Total current liabilities	92,550	119,407

Long-term debt, less current portion	1,748,716	1,756,747
Program broadcast obligations, less current portion	4,534	4,995
Deferred income taxes	380,892	373,837
Accrued pension costs	33,338	34,047
Other	1,431	1,437
Total liabilities	2,261,461	2,290,470

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 71,537,997 shares and 71,229,497 shares, respectively	658,909	658,135
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,272,213 shares and 8,073,993 shares, respectively	22,334	21,764
Accumulated deficit	(89,753)	(101,365)
Accumulated other comprehensive loss, net of income tax benefit	(17,645)	(17,645)
	573,845	560,889
Treasury stock at cost, common stock, 5,213,038 shares and 5,135,406 shares, respectively	(45,562)	(44,688)
Treasury stock at cost, Class A common stock, 1,750,692 shares and 1,669,131 shares, respectively	(24,232)	(23,340)
Total stockholders’ equity	504,051	492,861
Total liabilities and stockholders’ equity	$2,765,512	$2,783,331

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except for net income per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenue (less agency commissions)	$203,461	$173,723
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	133,471	108,568
Corporate and administrative	7,709	15,678
Depreciation	12,629	11,126
Amortization of intangible assets	5,567	3,888
Loss (gain) on disposal of assets, net	527	(1,648)
Operating expenses	159,903	137,612
Operating income	43,558	36,111
Other income (expense):
Miscellaneous income, net	7	569
Interest expense	(23,191)	(21,275)
Loss from early extinguishment of debt	(2,540)	-
Income before income taxes	17,834	15,405
Income tax expense	7,329	6,415
Net income	$10,505	$8,990

Basic per share information:
Net income	$0.15	$0.13
Weighted average shares outstanding	71,877	71,791

Diluted per share information:
Net income	$0.14	$0.12
Weighted average shares outstanding	72,519	72,582

Dividends declared per common share	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2016	8,073,993	$21,764	71,229,497	$658,135	$(101,365)	(1,669,131)	$(23,340)	(5,135,406)	$(44,688)	$(17,645)	$492,861

Adoption of ASU 2016-09 excess tax benefit for stock-based compensation	-	-	-	-	1,107	-	-	-	-	-	1,107

Net income	-	-	-	-	10,505	-	-	-	-	-	10,505

Issuance of common stock:
401(k) plan	-	-	557	7	-	-	-	-	-	-	7
2007 Long Term Incentive Plan -restricted stock	198,220	-	307,943	-	-	(81,561)	(892)	(77,632)	(874)	-	(1,766)

Share-based compensation	-	570	-	767	-	-	-	-	-	-	1,337

Balance at March 31, 2017	8,272,213	$22,334	71,537,997	$658,909	$(89,753)	(1,750,692)	$(24,232)	(5,213,038)	$(45,562)	$(17,645)	$504,051

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income	$10,505	$8,990
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	12,629	11,126
Amortization of intangible assets	5,567	3,888
Amortization of deferred loan costs	1,151	1,071
Net amortization of original issue discount and premium related to long-term debt	(153)	(216)
Amortization of restricted stock and stock option awards	1,338	1,284
Loss from early extinguishment of debt	2,540	-
Amortization of program broadcast rights	5,222	4,396
Payments on program broadcast obligations	(5,119)	(3,977)
Common stock contributed to 401(k) plan	7	6
Deferred income taxes	7,329	5,887
Loss (gain) on disposal of assets, net	527	(1,648)
Other	(768)	(505)
Changes in operating assets and liabilities:
Accounts receivable	(9,873)	3,245
Prepaid taxes	(339)	-
Prepaid and other current assets	(1,911)	895
Accounts payable	(1,847)	1,329
Employee compensation, benefits and pension cost	(10,840)	(8,655)
Other current liabilities	(8,738)	(10,273)
Accrued interest	(7,758)	12,709
Income taxes payable	48	160
Net cash (used in) provided by operating activities	(483)	29,712

Investing activities
Acquisitions of television businesses and licenses	(277,907)	(427,448)
Proceeds from sale of television station	-	11,200
Purchases of property and equipment	(3,977)	(5,931)
Proceeds from asset sales	50	1,850
Other	(11,559)	167
Net cash used in investing activities	(293,393)	(420,162)

Financing activities
Proceeds from borrowings on long-term debt	556,438	425,000
Repayments of borrowings on long-term debt	(557,829)	(1,063)
Deferred and other loan costs	(4,614)	(8,699)
Payments for taxes related to net share settlement of equity awards	(1,767)	(1,452)
Net cash (used in) provided by financing activities	(7,772)	413,786
Net (decrease) increase in cash	(301,648)	23,336
Cash at beginning of period	325,189	97,318
Cash at end of period	$23,541	$120,654

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2016, which was derived from the Company’s audited financial statements as of December 31, 2016, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the periods ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Our financial condition as of, and operating results for the three-month period ended, March 31, 2017 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2017.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of March 31, 2017, we owned and/or operated television stations in 54 television markets broadcasting over 200 programming streams, including over 100 channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). As of March 31, 2017, our station group reached approximately 10.1% of total United States television households.

Cyclicality and Seasonality

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ materially from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program broadcast rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

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

On January 17, 2017, we acquired two television stations that were divested by Nexstar Broadcasting, Inc. upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market, and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois or “Quad Cities” television market, for an adjusted purchase price of $269.9 million (the “Media General Acquisition”) using cash on hand. The Media General Acquisition was completed, in part, through a transaction with Gray Midwest EAT, LLC (“GME”), pursuant to which, we loaned GME $106.0 million that GME in turn used to acquire the broadcast licenses of the stations. Under the terms of our agreement with GME, we hold an option to acquire either the broadcast licenses held by GME or the equity ownership interests of GME for the same purchase price paid by GME for the property, net of the remaining balance owed to us by GME (the “Option”). The agreement includes both put and call provisions that also may require us to acquire the property following receipt of certain approvals from the Federal Communications Commission (the “FCC”).

Based on the terms of our agreements with GME, the significance of the Media General Acquisition’s broadcast licenses, the terms of our option with GME and our loan to GME, we have determined that GME is a VIE of Gray. We believe we are the primary beneficiary of GME because, subject to the ultimate control of the licensees, we have the power to direct the activities that significantly impact the economic performance of GME through the services we provide, and our obligation to absorb losses and earn returns that would be considered significant to GME. As a result, we included the assets, liabilities and results of operations of GME in our consolidated financial statements beginning January 17, 2017, and continuing for so long as we remain the primary beneficiary.

The carrying amounts and classification of the assets and liabilities of GME included in our condensed consolidated balance sheets as of March 31, 2017 are as follows (in thousands):

March 31,
2017
Assets:
Broadcast licenses	$149,846
Total assets	$149,846

Liabilities:
Current liabilities:
Accrued liability for option exercise	$43,846
Note payable	106,000
Total current liabilities	149,846
Total liabilities	$149,846

The terms of the Option provide for the acquisition of the license assets of GME at an exercise price that was less than the carrying value of such assets as of March 31, 2017. The assets of GME can only be used to settle the obligations of GME and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. A note payable of $106.0 million representing our loan to GME, and an accrued liability of $43.9 million representing the fair value of the Option, as of March 31, 2017, were eliminated in our condensed consolidated financial statements.

Earnings Per Share

We compute basic earnings per share by dividing net income by the weighted-average number of our common shares and Class A common shares outstanding during the relevant period. The weighted-average number of shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive shares, including restricted shares and shares underlying stock options, in the denominator of the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Weighted-average shares outstanding-basic	71,877	71,791
Common stock equivalents for stock options and restricted stock	642	791
Weighted-average shares outstanding-diluted	72,519	72,582

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of March 31, 2017, and December 31, 2016, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the three-month periods ended March 31, 2017 and 2016 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three-month periods ended March 31, 2017 or 2016.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. In the three-month period ended March 31, 2017, our total property and equipment balance, before accumulated depreciation, increased approximately $23.1 million as a result of property and equipment acquired in connection with acquisitions of television stations in the period. The remaining changes in the balances in the three-months ended March 31, 2017 were due to routine property and equipment purchases and retirements.

The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	March 31,	December 31,	Useful Lives
	2017	2016	(in years)
Property and equipment:
Land	$48,421	$44,611
Buildings and improvements	145,077	139,078	7	to	40
Equipment	487,667	471,798	3	to	20
	681,165	655,487
Accumulated depreciation	(341,181)	(329,394)
Total property and equipment, net	$339,984	$326,093

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either a retrospective to each reporting period presented method, or a retrospective with the cumulative effect method to adopt the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU amends the guidance of ASU 2014-09 to clarify the identification of performance obligations and to provide additional licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This ASU was issued to provide guidance in assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, in order to reduce the potential for diversity in practice at initial application, and to reduce the cost and complexity of applying the standard. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. This ASU was issued to clarify the standard and to correct unintended application of guidance. We have preliminarily determined that the adoption of this standard will not have a material effect on our balance sheets and statements of operations. We have not yet determined which method of adoption we will use when we implement the standard. We are evaluating our footnote disclosures and expect that this standard will have an effect on these disclosures. We will continue to develop these disclosures and the related tasks of gathering data to be disclosed, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. We have preliminarily determined that the adoption of this standard will not have a material effect on our statements of operations. However, this standard is expected to have a material effect on our balance sheets. Specifically, we expect that, once adopted we will record a right of use asset and lease obligation liability. Based on our current portfolio of lease obligations, we expect that this asset and liability would each total approximately $13.2 million. We are also evaluating our footnote disclosures and expect that this standard will have an effect on these disclosures. We will continue to develop these disclosures and the related tasks of gathering data to be disclosed, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends the guidance of U.S. GAAP with the intent of improving the presentation of net periodic pension cost and net periodic postretirement benefit cost by prescribing where the amount of net benefit cost should be presented in an employer’s income statement and requiring the disclosure by line item of the amount of net benefit cost that is included in the income statement or capitalized in assets. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our financial statements.

Adoption of Accounting Standards and Reclassifications

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires a “noncurrent” presentation of all deferred income taxes. As required by our adoption of this standard, the affected amounts have been reclassified on our balance sheets for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amended the guidance in U.S. GAAP with the intent of simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. Our adoption of this standard included an adjustment to record the impact on our deferred asset related to the net federal and state income tax deductions for grants, and subsequent vesting, of restricted stock in excess of our book basis expense. Accordingly, we have recorded adjustments to increase our deferred tax asset and our accumulated deficit, as of January 1, 2017, by approximately $1.1 million. Beginning in 2017, we will record similar net excess or deficit tax deductions as current tax benefit or expense and as reductions in the related income tax prepaid or payable, or deferred tax assets.

Certain amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the current presentation.

2.      Acquisitions

On January 13, 2017, we acquired KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market, from Tanana Valley Television Company and Tanana Valley Holdings, LLC for $8.0 million (the “Fairbanks Acquisition”), using cash on hand.

As described above, on January 17, 2017, we completed the Media General Acquisition, for an adjusted purchase price of $269.9 million using cash on hand.

We refer to the acquisitions completed through March 31, 2017, collectively, as the “2017 Acquisitions.” The preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of the 2017 Acquisitions are summarized as follows (in thousands):

	Acquisition
	Fairbanks	Media General	Total

Current assets	$122	$666	$788
Property and equipment	2,650	20,471	23,121
Goodwill	471	85,919	86,390
Broadcast licenses	2,228	149,846	152,074
Other intangible assets	2,702	13,398	16,100
Other non-current assets	71	282	353
Current liabilities	(140)	(695)	(835)
Other long-term liabilities	(84)	-	(84)

Total	$8,020	$269,887	$277,907

Amounts in the table above are based upon management’s preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Property and equipment are being depreciated over their estimated useful lives ranging from three years to 40 years.

Other intangible assets represent primarily the estimated fair values of retransmission agreements of $13.8 million and favorable income leases of $1.5 million. These intangible assets are being amortized over their estimated useful lives of 5.0 years for retransmission agreements and 13.4 years for favorable income leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have preliminarily recorded $86.4 million of goodwill related to 2017 Acquisitions. The use of different estimates or assumptions could result in materially different allocations. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

Our consolidated results of operations for the three-months ended March 31, 2017 include the results of the 2017 Acquisitions from the date of each transaction. Revenue and operating income attributable thereto and included in our consolidated statements of operations were $10.9 million and $2.8 million, respectively. In connection with the 2017 Acquisitions we incurred a total of $0.6 million of transaction related costs during the three-months ended March 31, 2017, primarily related to legal, consulting and other professional fees.

3.      Long-term Debt

As of March 31, 2017 and December 31, 2016, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 2014 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”) and our 5.875% Senior Notes due 2026 (the “2026 Notes”), as follows (in thousands):

	March 31,	December 31,
	2017	2016
Long-term debt including current portion:
2014 Senior Credit Facility	$-	$556,438
2017 Senior Credit Facility	555,046	-
2024 Notes	525,000	525,000
2026 Notes	700,000	700,000
Total outstanding principal	1,780,046	1,781,438
Unamortized deferred loan costs - 2014 Senior Credit Facility	-	(12,158)
Unamortized deferred loan costs - 2017 Senior Credit Facility	(13,609)	-
Unamortized deferred loan costs - 2024 Notes	(7,493)	(7,742)
Unamortized deferred loan costs - 2026 Notes	(10,308)	(10,588)
Unamortized premium - 2026 Notes	5,644	5,797
Less current portion	(5,564)	-
Net carrying value	$1,748,716	$1,756,747

Borrowing availability under Revolving Credit Facility	$100,000	$60,000

On February 7, 2017, we entered into a Third Amended and Restated Credit Agreement (the “2017 Senior Credit Facility”). As of March 31, 2017, the 2017 Senior Credit Facility provided total commitments of $655.0 million, consisting of a $555.0 million term loan facility (the “2017 Initial Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Amounts outstanding under the 2017 Term Loan were used to repay amounts outstanding under our prior credit agreement (the “2014 Senior Credit Facility”).

Prior to the entry in to the 2017 Senior Credit Facility, the 2014 Senior Credit Facility consisted of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of December 31, 2016 consisted solely of a term loan balance of $556.4 million. As of December 31, 2016, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.9%.

The 2017 Initial Term Loan borrowings bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. Until our results of operations for the quarter ending September 30, 2017 have been certified, the applicable margin is 2.50% for all LIBOR borrowings and 1.50% for all Base Rate borrowings (the “Initial Applicable Margin”). Thereafter, (i) if the leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”) is less than or equal to 5.25 to 1.00, the applicable margin will be 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings and (ii) if the Leverage Ratio is greater than 5.25 to 1.00, the Initial Applicable Margin will apply. As of March 31, 2017, the interest rate on balance outstanding under the 2017 Senior Credit Facility was 3.3%. The 2017 Initial Term Loan also requires us to make quarterly principal payments of $1.4 million.

Borrowings under the 2017 Revolving Credit Facility bear interest, at our option, based on LIBOR plus 1.50% to 2.00% or the Base Rate plus 0.50% to 1.00%, in each case based on a first lien leverage ratio test as set forth in the 2017 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) LIBOR plus 1.00%. We are required to pay a commitment fee on the average daily unused portion of the 2017 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio.

The 2017 Revolving Credit Facility matures on February 7, 2022, and the 2017 Initial Term Loan matures on February 7, 2024.

 As a result of entering into the 2017 Senior Credit Facility, we recorded a loss on extinguishment of debt of approximately $2.5 million in the first quarter of 2017, and we incurred approximately $4.6 million in deferred financing costs that will be amortized over the life of the 2017 Senior Credit Facility.

Subsequent to March 31, 2017, we entered into an amendment and incremental facility agreement to the 2017 Senior Credit Facility (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”). For additional information on the 2017 Incremental Term Loan, See Note 10 “Subsequent Events.”

As of March 31, 2017 and December 31, 2016, we had $525.0 million of 2024 Notes outstanding. The interest rate and yield on the 2024 Notes were 5.125%. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year, commencing on April 15, 2017.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”), at par. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. As of March 31, 2017 and December 31, 2016, we had $700.0 million of 2026 Notes outstanding. The interest rate and yield on the Original 2026 Notes were each 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

 Collateral, Covenants and Restrictions

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. GME is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. GME is not a guarantor of the 2024 Notes or the 2026 Notes. As of March 31, 2017, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness; (b) limitations on liens; (c) limitations on the sale of assets; (d) limitations on guarantees; (e) limitations on investments and acquisitions; (f) limitations on the payment of dividends and share repurchases; (g) limitations on mergers; and (h) maintenance of a first lien leverage ratio not to exceed certain maximum limits while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of March 31, 2017 and December 31, 2016, we were in compliance with all required covenants under all our debt obligations.

Maturities

Aggregate minimum principal maturities on long-term debt as of March 31, 2017 were as follows (in thousands):

	Minimum Principal Maturities
Year	2017 Senior Credit Facility (1)	2024 Notes	2026 Notes	Total
2017	$4,173	$-	$-	$4,173
2018	5,564	-	-	5,564
2019	5,564	-	-	5,564
2020	5,564	-	-	5,564
2021	5,564	-	-	5,564
Thereafter	528,617	525,000	700,000	1,753,617
Total	$555,046	$525,000	$700,000	$1,780,046

(1)

On April 3, 2017, we borrowed $85.0 million under the terms of the 2017 Incremental Term Loan. Accordingly the balance outstanding under the 2017 Senior Credit Facility increased to $640.0 million and the quarterly principal payments will increase to $1.6 million beginning on June 30, 2017.

Interest Payments

For all of our interest bearing obligations, we made interest payments of approximately $29.9 million and $7.7 million during the three-month periods ended March 31, 2017 and 2016, respectively. We did not capitalize any interest payments during the three-month periods ended March 31, 2017 or 2016.

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

The carrying amount of our long-term debt was $1.7 billion and $1.8 billion, respectively, and the fair value was $1.8 billion and $1.8 billion, respectively, as of March 31, 2017 and December 31, 2016. Fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2017 and December 31, 2016, and as such is classified within Level 2 of the fair value hierarchy.

5.      Retirement Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plan for the three-month periods ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016

Interest cost	$807	$1,184
Expected return on plan assets	(976)	(1,297)
Loss amortization	84	153
Net periodic benefit cost	$(85)	$40

During the three-months ended March 31, 2017, we contributed $0.6 million to our defined benefit pension plan. During the remainder of 2017, we expect to contribute $1.7 million to this plan.

During the three-month period ended March 31, 2017, we contributed $1.9 million in matching contributions to our defined contribution plan, the Gray Television, Inc. Capital Accumulation Plan. During the remainder of 2017, we expect to contribute $5.9 million to this plan, excluding discretionary profit-sharing contributions.

6.      Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees and directors, including stock options and restricted shares under our 2007 Long Term Incentive Plan, as amended (the “2007 Incentive Plan”) and our Directors’ Restricted Stock Plan. During the three-months ended March 31, 2017 and 2016 our stock-based compensation expense included only expenses associated with our 2007 Long Term Incentive Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-month periods ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense, gross	$1,337	$1,284
Income tax benefit at our statutory rate associated with stock-based compensation	(521)	(501)
Stock-based compensation expense, net	$816	$783

2007 Long Term Incentive Plan

The 2007 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or the receipt of other awards based on our performance, to our employees and non-employee directors.

During the three-month period ended March 31, 2017, we granted:

●	307,943 shares of restricted common stock to certain employees, of which 102,648 shares will vest on each of January 31, 2018 and 2019; and 102,647 shares will vest on January 31, 2020.
●	198,220 shares of restricted Class A common stock to an employee, of which 66,073 shares will vest on each of January 31, 2018 and 2019 and 66,074 shares will vest on January 31, 2020.

During the three-month period ended March 31, 2016, we granted:

●

218,452 shares of restricted common stock to certain employees, of which 72,816 shares vested on January 31, 2017; 72,816 shares will vest on January 31, 2018; and 72,820 shares will vest on January 31, 2019.

●	166,677 shares of restricted Class A common stock to an employee, of which 55,559 shares vested on January 31, 2017 and 55,559 shares will vest on each of January 31, 2018 and 2019.
●	19,048 shares of restricted common stock and 51,935 shares of restricted Class A common stock to certain non-employee directors, all of which vested on January 31, 2017.

A summary of restricted common stock and Class A common stock activities for the three-month periods ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	396,033	$12.06	337,506	$9.57
Granted	307,943	$10.40	237,500	$12.88
Vested	(200,291)	$11.82	(178,973)	$8.46
Outstanding - end of period	503,685	$11.14	396,033	$12.06

Restricted Class A common stock:
Outstanding - beginning of period	415,082	$10.15	374,693	$9.46
Granted	198,220	$10.60	218,612	$11.25
Vested	(227,526)	$10.00	(178,223)	$10.04
Outstanding - end of period	385,776	$10.47	415,082	$10.15

At March 31, 2017 and December 31, 2016, we had 274,746 options to acquire our common stock outstanding, all of which were vested and exercisable. The exercise price of all outstanding stock options is $1.99 per share. As of March 31, 2017 and December 31, 2016, we did not have any options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $3.4 million based on the closing market price of our common stock on March 31, 2017.

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

Please refer to Note 10 “Subsequent Events” for further discussion of our contingent obligations related to our pending acquisitions.

8.      Goodwill and Intangible Assets

During the three-month period ended March 31, 2017, we acquired various television broadcast stations and broadcast licenses. As a result of these acquisitions, our goodwill and intangible balances increased. See Note 2 “Acquisitions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the three-month period ended March 31, 2017 is as follows (in thousands):

	Net Balance at					Net Balance at
	December 31,					March 31,
	2016	Additions	Dispositions	Impairments	Amortization	2017

Goodwill	$485,318	$86,390	$-	$-	$-	$571,708
Broadcast licenses	1,340,305	152,074	-	-	-	1,492,379
Finite-lived intangible assets	56,250	20,101	-	-	(5,567)	70,784
Total intangible assets net of accumulated amortization	$1,881,873	$258,565	$-	$-	$(5,567)	$2,134,871

As of March 31, 2017 and December 31, 2016, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2017			As of December 31, 2016
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,546,078	$(53,699)	$1,492,379	$1,394,004	$(53,699)	$1,340,305
Goodwill	571,708	-	571,708	485,318	-	485,318
	$2,117,786	$(53,699)	$2,064,087	$1,879,322	$(53,699)	$1,825,623

Intangible assets subject to amortization:
Network affiliation agreements	$5,264	$(1,612)	$3,652	1,264	$(1,264)	$-
Other finite-lived intangible assets	121,892	(54,760)	67,132	105,792	(49,542)	56,250
	$127,156	$(56,372)	$70,784	$107,056	$(50,806)	$56,250

Total intangibles	$2,244,942	$(110,071)	$2,134,871	$1,986,378	$(104,505)	$1,881,873

Amortization expense for the three-months ended March 31, 2017 and 2016 was $5.6 million and $3.9 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2018, $14.5 million; 2019, $12.0 million; 2020, $9.0 million; 2021, $5.3 million; and 2022, $3.1 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the three-month periods ended March 31, 2017 or 2016.

9.       Income Taxes

For the three-month periods ended March 31, 2017 and 2016, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Income tax expense	$7,329	$6,415
Effective income tax rate	41.1%	41.6%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the three-month period ended March 31, 2017, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.1% as follows: state income taxes added 4.4%, permanent differences between our U.S. GAAP income and taxable income added 1.9%, and discrete adjustments resulted in a reduction of 0.2%. For the three-month period ended March 31, 2016, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.6% as follows: state income taxes added 4.3%, permanent differences between our U.S. GAAP income and taxable income added 1.0% and a discrete share based compensation adjustment added 1.6%, and adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.3%.

10.     Subsequent Events

Subsequent Acquisitions

On May 13, 2016, we entered into an agreement with Withers Broadcasting Company of West Virginia to acquire WDTV-TV (CBS) and WVFX-TV (FOX/CW) in the Clarksburg-Weston, West Virginia television market (DMA 169) (the “Clarksburg Acquisition”) for a total purchase price of $26.5 million. On June 1, 2016, we began operating the stations, subject to the ultimate control of the seller, under an LMA. Also, on May 31, 2016, we made a partial payment of $16.5 million of the acquisition price and acquired certain non-license assets of these stations. On May 1, 2017, we completed the acquisition of the remaining assets of the stations and paid the remaining $10.0 million of the total purchase price to the seller.

On February 15, 2017, we entered into an agreement with Community Broadcasting Service and Diversified Broadcasting, Inc. to acquire WABI –TV (CBS/CW) in the Bangor, Maine market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida market (DMA 161) (collectively, the “Diversified Acquisition”) for a total purchase price of $85.0 million. On April 1, 2017, we commenced operating these stations, subject to the ultimate control of the sellers, pending completion of the acquisitions. We advanced $68.0 million of the purchase price to the sellers on April 3, 2017. On May 1, 2017, we completed the Diversified Acquisition and paid the remaining amount due to the sellers.

The preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of these acquisitions that we anticipate recording in our condensed consolidated financial statements are summarized as follows (in thousands):

	Acquisition
	Clarksburg	Diversified	Total

Property and equipment	$3,000	$13,500	$16,500
Goodwill	3,000	30,000	33,000
Broadcast licenses	20,000	27,500	47,500
Other intangible assets	500	14,000	14,500

Total	$26,500	$85,000	$111,500

Amounts in the table above are based upon management’s preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Property and equipment are being depreciated over their estimated useful lives ranging from three years to 40 years.

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements and favorable income leases. These intangible assets will be amortized over their estimated useful lives.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have preliminarily determined that $33.0 million of goodwill will be recorded. The use of different estimates or assumptions could result in materially different allocations. The goodwill recognized related to these acquisitions is expected to be deductible for income tax purposes.

Incremental Term Loan Under 2017 Senior Credit Facility

On April 3, 2017, we borrowed $85.0 million under the 2017 Incremental Term Loan under the 2017 Senior Credit Facility. The majority of these additional funds were used to fund the Diversified Acquisition. The interest rates and maturity applicable to the 2017 Incremental Term Loan are the same as the 2017 Initial Term Loan. As a result of our entering into the 2017 Incremental Term Loan, our combined quarterly principal payments will increase to $1.6 million beginning on June 30, 2017. We incurred approximately $0.4 million in deferred financing costs that will be amortized on a straight-line basis over the life of the loan.

Results of FCC Spectrum Auction

On February 6, 2017, we announced that we anticipate receiving $90.8 million in proceeds from the FCC’s recently completed reverse auction for broadcast spectrum.

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

Pending Acquisition

On May 4, 2017, we announced that we have entered into an agreement to acquire WCAX-TV (CBS) in the Burlington, Vermont – Plattsburgh, New York television market (DMA 97) from Mt. Mansfield Television, Inc., for $29.0 million in cash. Subject to regulatory and other approvals, we expect to complete this acquisition later in the third quarter of 2017 primarily through the use of cash on hand and, if necessary, borrowings under our 2017 Senior Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our,”) is a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates television stations and leading digital assets in markets throughout the United States. As of March 31, 2017, we owned and/or operated television stations in 54 television markets broadcasting over 200 programming streams, including over 100 channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). As of March 31, 2017, our station group reached approximately 10.1% of total United States television households.

The following analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this report and our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”).

Acquisitions

On January 13, 2017, we acquired KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market for $8.0 million (the “Fairbanks Acquisition”).

On January 17, 2017, we acquired WBAY-TV (ABC), in the Green Bay, Wisconsin television market, and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois or “Quad Cities” television market (collectively, the “Media General Acquisition”), for an adjusted purchase price of $269.9 million.

We refer to the five stations acquired through March 31, 2017, as the “2017 Acquisitions.” We refer to the 13 stations acquired and retained in 2016, including the two stations in the Clarksburg, West Virginia market that we commenced operating under a local programming and marketing agreement (“LMA”) in June 2016 as the “2016 Acquisitions.”

Subsequent Acquisitions

On May 13, 2016, we entered into an agreement with Withers Broadcasting Company of West Virginia to acquire WDTV-TV (CBS) and WVFX-TV (FOX/CW) in the Clarksburg-Weston, West Virginia television market (DMA 169) (the “Clarksburg Acquisition”) for a total purchase price of $26.5 million. On June 1, 2016, we began operating the stations, subject to the control of the seller, under an LMA. Also, on May 31, 2016, we pre-paid $16.5 million of the acquisition price and acquired certain non-license assets of these stations. On May 1, 2017, we completed the acquisition of the remaining assets of the stations and paid the remaining amount due to the sellers.

On February 15, 2017, we entered into an agreement with Community Broadcasting Service and Diversified Broadcasting, Inc. to acquire WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 161) (collectively, the “Diversified Acquisition”) for a total purchase price of $85.0 million. On March 27, 2017, we amended this agreement in order to enter into an LMA to operate each station, subject to the control of the seller, until we completed the acquisitions. The LMA for each station was effective on April 1, 2017. We pre-paid $68.0 million of the purchase price to the sellers on April 3, 2017. On May 1, 2017, we completed the Diversified Acquisition and paid the remaining amount due to the sellers.

Pending Acquisition

On May 4, 2017, we announced that we have entered into an agreement to acquire WCAX-TV (CBS) in the Burlington, Vermont – Plattsburgh, New York television market (DMA 97) from Mt. Mansfield Television, Inc., for $29.0 million in cash. Subject to regulatory and other approvals, we expect to complete this acquisition later in the third quarter of 2017 primarily through the use of cash on hand at closing and, if necessary, borrowings under our 2017 Senior Credit Facility.

For additional information regarding our recent acquisitions, see Note 2 “Acquisitions” and Note 10 “Subsequent Events.”

Recent Financing Transactions

On February 7, 2017, we entered into the 2017 Senior Credit Facility. As of March 31, 2017, the 2017 Senior Credit Facility provided total commitments of $655.0 million, consisting of a $555.0 million term loan facility (the “2017 Initial Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Amounts outstanding under the 2017 Initial Term Loan were used to repay amounts outstanding under our prior term loan.

On April 3, 2017, we borrowed $85.0 million under an incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”) under the 2017 Senior Credit Facility to fund the Diversified Acquisition. As a result of our entering into the 2017 Incremental Term Loan our combined quarterly principal payments will increase to $1.6 million beginning on June 30, 2017.

Cyclicality, Seasonality and Advertising Concentrations

Broadcast stations like ours rely on advertising revenue, and, as a result, they are sensitive to cyclical changes in the economy. Our political advertising revenue is generally not as significantly affected by economic slowdowns or recessions as our non-political advertising revenue.

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

For the three-month period ended March 31, 2017, excluding political advertising revenue, our largest advertising customer category was automotive. For each of the three-month periods ended March 31, 2017 and 2016, we earned approximately 25% and 23%, respectively, of our total broadcast advertising revenue, excluding political advertising revenue, from automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers were to decrease significantly. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$102,597	50.4%	$89,354	51.4%
National	24,814	12.2%	22,079	12.7%
Political	1,321	0.6%	9,655	5.6%
Retransmission consent	67,573	33.2%	47,269	27.2%
Other	7,156	3.6%	5,366	3.1%
Total	$203,461	100.0%	$173,723	100.0%

Results of Operations

Three-Months Ended March 31, 2017 Compared to Three-Months Ended March 31, 2016

Revenue. Total revenue increased $29.7 million, or 17%, to $203.5 million in the 2017 three-month period. Revenue from the 2017 Acquisitions and 2016 Acquisitions accounted for approximately $47.5 million of our total revenue in the 2017 three-month period. The 2016 Acquisitions accounted for approximately $16.6 million of our total revenue in the 2016 three-month period. In addition to the impact of the 2017 Acquisitions and the 2016 Acquisitions, total revenue for our legacy stations increased primarily due to retransmission consent revenue that increased by $9.2 million. Political advertising revenue at our legacy stations decreased by $8.3 million in the first quarter of 2017, resulting primarily from 2017 being the “off-year” of the two-year election cycle. Local and national revenue at our legacy stations decreased, in part, as a result of the broadcast of the 2017 Super Bowl on our FOX-affiliated stations, which generated local and national advertising revenue of approximately $0.6 million, compared to $1.6 million that we earned from the broadcast of the 2016 Super Bowl on our CBS-affiliated stations. Our portfolio of CBS-affiliated stations is significantly larger compared to our portfolio of FOX-affiliated stations.

Our five largest local and national advertising categories on a combined local and national basis by customer type, excluding political advertising, demonstrated the following changes during the 2017 three-month period compared to the 2016 three-month period: automotive decreased 2%; medical decreased 4%; furniture and appliances decreased 5%; restaurant decreased 10%; and communications increased 2%.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $24.9 million, or 23%, to $133.5 million in the 2017 three-month period due primarily to the 2017 Acquisitions and 2016 Acquisitions, which accounted for approximately $30.3 million of broadcast expense in the 2017 three-month period. The 2016 Acquisitions accounted for approximately $10.8 million of our broadcast expenses in the 2016 three-month period. In addition to the impact of the 2017 Acquisitions and the 2016 Acquisitions, non-compensation expense at our legacy stations increased $4.5 million primarily as a result of a $5.1 million increase in retransmission expense, consistent with the increased retransmission consent revenue. In addition to the impact of the 2017 Acquisitions and 2016 Acquisitions, compensation expense at our legacy stations increased $0.9 million due to increases in incentive compensation. Non-cash stock based compensation expenses were $0.3 million in each three-month period.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased $8.0 million, or 51%, to $7.7 million, due primarily to decreases of $7.3 million in professional fees related to our acquisitions. Compensation expense decreased $0.4 million during the 2017 three-month period due to decreased incentive compensation costs. We recorded corporate non-cash stock-based compensation expense of $1.0 million in each three-month period.

Depreciation. Depreciation of property and equipment totaled $12.6 million and $11.1 million for the 2017 three-month period and the 2016 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in connection with the 2017 Acquisitions and the 2016 Acquisitions.

Amortization. Amortization of intangible assets totaled $5.6 million and $3.9 million for the 2017 three-month period and the 2016 three-month period, respectively. Amortization expense increased primarily due to the addition of finite-lived intangible assets acquired in connection with the 2017 Acquisitions and the 2016 Acquisitions.

Interest Expense. Interest expense increased $1.9 million, or 9%, to $23.2 million for the 2017 three-month period compared to the 2016 three-month period. This increase was attributable to an increase in the average borrowings outstanding but partially offset by a decrease in our average interest rates. The average interest rate on our total outstanding debt balance was 4.9% and 5.6% during the 2017 three-month period and the 2016 three-month period, respectively. Our average outstanding debt balance was $1.8 billion and $1.5 billion during the 2017 three-month period and the 2016 three-month period, respectively, with the increase primarily attributable to the borrowings to finance the 2017 Acquisitions and 2016 Acquisitions.

Loss from Early Extinguishment of Debt. In the first quarter of 2017, we recorded a loss from early extinguishment of debt of approximately $2.5 million, related to the amendment and restatement of our senior credit facility.

Income tax expense. We recognized income tax expense of $7.3 million and $6.4 million in the 2017 three-month period and the 2016 three-month period, respectively. For the 2017 three-month period and the 2016 three-month period, our effective income tax rate was 41.1% and 41.6%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2017 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.1% as follows: state income taxes added 4.4%, permanent differences between our U.S. GAAP income and taxable income added 1.9%, and a discrete adjustment resulted in a reduction of 0.2%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(483)	$29,712
Net cash used in investing activities	(293,393)	(420,162)
Net cash (used in) provided by financing activities	(7,772)	413,786
Net (decrease) increase in cash	$(301,648)	$23,336

	As of
	March 31,	December 31,
	2017	2016
Cash	$23,541	$325,189
Long-term debt, including current portion	$1,754,280	$1,756,747
Borrowing availability under the Revolving Credit Facility	$100,000	$60,000

Our 2017 Senior Credit Facility consists of the 2017 Revolving Credit Facility and the 2017 Term Loan. Excluding accrued interest, the amount outstanding under our 2017 Senior Credit Facility and the 2014 Senior Credit Facility as of March 31, 2017 and December 31, 2016 consisted solely of a term loan totaling $555.0 million and $556.4 million, respectively. On April 3, 2017, we borrowed $85.0 million under the 2017 Incremental Term Loan. Our maximum borrowing availability under our 2017 Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of March 31, 2017, the interest rate on the balance outstanding under the 2017 Senior Credit Facility was 3.3%. As of December 31, 2016, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.9%.

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

Borrowings under the 2017 Revolving Credit Facility bear interest, at our option, based on LIBOR plus 1.50% to 2.00% or the Base Rate plus 0.50% to 1.00%, in each case based on a first lien leverage ratio test as set forth in the 2017 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) LIBOR plus 1.00%. We are required to pay a commitment fee on the average daily unused portion of the 2017 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio.

The 2017 Revolving Credit Facility matures on February 7, 2022, and the 2017 Term Loan matures on February 7, 2024.

 As a result of the amendment and restatement of our prior senior credit facility in the form of the 2017 Senior Credit Facility, on February 7, 2017, we recorded a loss from early extinguishment of debt of approximately $2.5 million in the first quarter of 2017, and we incurred approximately $4.6 million in deferred financing costs that will be amortized over the life of the 2017 Senior Credit Facility.

As a result of entering into the 2017 Incremental Term Loan, our combined quarterly principal payments will increase to $1.6 million beginning on June 30, 2017, and we incurred approximately $0.4 million in deferred financing costs that will be amortized on a straight line basis over the life of the loan.

As of March 31, 2017 and December 31, 2016, we had $525.0 million of 2024 Notes outstanding. The interest rate and yield on the 2024 Notes were 5.125%. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year, commencing on April 15, 2017.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”), at par. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. As of March 31, 2017 and December 31, 2016, we had $700.0 million of 2026 Notes outstanding. The interest rate and yield on the Original 2026 Notes were each 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. GME is not a guarantor of, and its assets are not pledged to secure our obligations under, the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by all of Gray Television, Inc.'s subsidiaries. GME is not a guarantor of the 2024 Notes or the 2026 Notes. As of March 31, 2017, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness; (b) limitations on liens; (c) limitations on the sale of assets; (d) limitations on guarantees; (e) limitations on investments and acquisitions; (f) limitations on the payment of dividends and share repurchases; (g) limitations on mergers; and (h) maintenance of a first lien leverage ratio not to exceed certain maximum limits while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of March 31, 2017 and December 31, 2016, we were in compliance with all required covenants under all our debt obligations.

Net Cash (Used In) Provided By Operating, Investing and Financing Activities

Net cash used in operating activities was $0.5 million in the 2017 three-month period compared to net cash provided by operating activities of $29.7 million in the 2016 three-month period. The decrease of $30.2 million in the 2017 three-month period was primarily the result of an increase in net income of $1.5 million, and an increase in non-cash expenses, primarily depreciation, amortization of intangible assets and deferred taxes of $9.0 million, offset by an increase in current assets and a decrease in current liabilities resulting in a use of cash by working capital accounts of $40.7 million. These changes are primarily due to the impact of the 2017 Acquisitions and the 2016 Acquisitions.

Net cash used in investing activities was $293.4 million in the 2017 three-month period compared to net cash used in investing activities of $420.2 million for the 2016 three-month period. The decrease was largely due to a decrease in cash used for acquisition activity in the 2017 three-month period.

Net cash used in financing activities was approximately $7.8 million in the 2017 three-month period compared to net cash provided by financing activities of $413.8 million in the 2016 three-month period. Cash used in financing activities in the 2017 three-month period was primarily due to the $1.4 million of repayments of the 2017 Term Loan, $4.6 million of deferred financing costs related to entering into the 2017 Senior Credit Facility and $1.8 million of payments for taxes related to net share settlements of equity awards. We funded the 2017 Acquisitions through borrowings in the third quarter of 2016. The net cash provided by financing activities in the 2016 three-month period was used to fund a portion of our 2016 Acquisitions.

Liquidity

We have $6.4 million in debt principal payments due over the next twelve months. We estimate that we will make approximately $90.4 million in debt interest payments over the twelve months immediately following March 31, 2017.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2017 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availability under the 2017 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the term loans under the 2017 Senior Credit Facility.

Capital Expenditures

Capital expenditures in the 2017 and 2016 three-month periods were $4.0 million and $5.9 million, respectively. We anticipate that our capital expenditures for the remainder of 2017 will range between approximately $26.0 million and $31.0 million.

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

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue to pay more significant amounts of income taxes. During the 2017 three-month period, we made income tax payments (net of refunds) of $0.3 million. During the remainder of 2017, we anticipate making income tax payments (net of refunds) of approximately $1.1 million. Income tax payments are likely to be higher beginning in 2018, assuming no significant changes to the corporate tax code as currently in effect.

During the three-months ended March 31, 2017, we contributed $0.6 million to our defined benefit pension plan. During the remainder of 2017, we expect to contribute $1.7 million to this pension plan.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2016 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2016 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2017 has not materially changed since December 31, 2016. Our market risk profile on December 31, 2016 is disclosed in our 2016 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2017 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2016 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operations. We do not believe there have been any material changes in these risk factors. Additional risks not currently known to us or that we do not currently consider material may also materially adversely affect our financial condition and results of operations in the future.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

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

GRAY TELEVISION, INC.

Date: May 4, 2017	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer