Form 10-Q
period 2017-06-30
GRAY TELEVISION INC
filed 2017-08-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     ✔_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,003,588 shares outstanding as of July 31, 2017	6,598,377 shares outstanding as of July 31, 2017

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash	$42,360	$325,189
Accounts receivable trade, less allowance for doubtful accounts of $3,615 and $3,163, respectively	169,846	146,811
FCC spectrum auction proceeds receivable	90,824	-
Current portion of program broadcast rights, net	4,999	13,735
Prepaid taxes	15,631	14,641
Prepaid and other current assets	5,712	5,109
Total current assets	329,372	505,485

Property and equipment, net	346,495	326,093
Broadcast licenses	1,522,532	1,340,305
Goodwill	610,494	485,318
Other intangible assets, net	78,364	56,250
Deferred tax asset	31,975	30,826
Investments in broadcasting and technology companies	16,599	16,599
Other	33,991	22,455
Total assets	$2,969,822	$2,783,331

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	June 30,	December 31,
	2017	2016
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,736	$5,257
Employee compensation and benefits	23,246	31,367
Accrued interest	26,536	32,453
Accrued network programming fees	15,912	14,982
Other accrued expenses	9,599	13,802
Federal and state income taxes	4,496	2,916
Current portion of program broadcast obligations	5,562	13,924
Deferred revenue	4,731	4,706
Current portion of long-term debt	6,417	-
Total current liabilities	99,235	119,407

Long-term debt	1,832,197	1,756,747
Program broadcast obligations, less current portion	4,123	4,995
Deferred income taxes	427,612	373,837
Accrued pension costs	33,176	34,047
Other	1,424	1,437
Total liabilities	2,397,767	2,290,470

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 71,538,575 shares and 71,229,497 shares, respectively	659,647	658,135
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,349,069 shares and 8,073,993 shares, respectively	23,039	21,764
Accumulated deficit	(19,192)	(101,365)
Accumulated other comprehensive loss, net of income tax benefit	(17,645)	(17,645)
	645,849	560,889
Treasury stock at cost, common stock, 5,535,076 shares and 5,135,406 shares, respectively	(49,562)	(44,688)
Treasury stock at cost, Class A common stock, 1,750,692 shares and 1,669,131 shares, respectively	(24,232)	(23,340)
Total stockholders’ equity	572,055	492,861
Total liabilities and stockholders’ equity	$2,969,822	$2,783,331

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue (less agency commissions)	$226,681	$196,633	$430,142	$370,356
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	133,545	117,335	267,016	225,903
Corporate and administrative	8,409	8,524	16,118	24,202
Depreciation	12,841	11,617	25,470	22,743
Amortization of intangible assets	6,657	4,242	12,224	8,130
(Gain) loss on disposals of assets, net	(77,326)	1,228	(76,799)	(420)
Operating expenses	84,126	142,946	244,029	280,558
Operating income	142,555	53,687	186,113	89,798
Other income (expense):
Miscellaneous income, net	1	141	8	710
Interest expense	(23,791)	(24,269)	(46,982)	(45,544)
Loss from early extinguishment of debt	(311)	-	(2,851)	-
Income before income taxes	118,454	29,559	136,288	44,964
Income tax expense	47,893	11,897	55,222	18,312
Net income	$70,561	$17,662	$81,066	$26,652

Basic per share information:
Net income	$0.98	$0.25	$1.13	$0.37
Weighted-average shares outstanding	71,821	71,878	71,849	71,835

Diluted per share information:
Net income	$0.97	$0.24	$1.12	$0.37
Weighted-average shares outstanding	72,501	72,748	72,510	72,665

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2016	8,073,993	$21,764	71,229,497	$658,135	$(101,365)	(1,669,131)	$(23,340)	(5,135,406)	$(44,688)	$(17,645)	$492,861

Adoption of ASU 2016-09 excess tax benefit for stock-based compensation	-	-	-	-	1,107	-	-	-	-	-	1,107

Net income	-	-	-	-	81,066	-	-	-	-	-	81,066

Issuance of common stock:
401(k) plan	-	-	1,135	15	-	-	-	-	-	-	15
2007 Long Term Incentive Plan - restricted stock	198,220	-	307,943	-	-	(81,561)	(892)	(77,632)	(874)	-	(1,766)
2017 Equity and Incentive Compensation Plan - restricted stock	76,856	-	-	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(322,038)	(4,000)		(4,000)

Share-based compensation	-	1,275	-	1,497	-	-	-	-	-	-	2,772

Balance at June 30, 2017	8,349,069	$23,039	71,538,575	$659,647	$(19,192)	(1,750,692)	$(24,232)	(5,535,076)	$(49,562)	$(17,645)	$572,055

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

 (in thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$81,066	$26,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,470	22,743
Amortization of intangible assets	12,224	8,130
Amortization of deferred loan costs	2,309	2,267
Net amortization of original issue discount and premium related to long-term debt	(305)	(432)
Amortization of restricted stock and stock option awards	2,772	2,556
Loss from early extinguishment of debt	2,851	-
Amortization of program broadcast rights	10,235	9,209
Payments on program broadcast obligations	(10,393)	(9,130)
Common stock contributed to 401(k) plan	15	14
Deferred income taxes	53,732	17,315
Gain on disposals of assets, net	(76,799)	(420)
Other	(964)	731
Changes in operating assets and liabilities:
Accounts receivable trade	(22,360)	(6,152)
Prepaid taxes	(990)	-
Prepaid and other current assets	(507)	(12,474)
Accounts payable	(2,920)	(1,381)
Employee compensation, benefits and pension cost	(8,517)	(5,718)
Other current liabilities	(3,438)	(9,724)
Accrued interest	(5,917)	1,309
Income taxes payable	1,580	(20)
Net cash provided by operating activities	59,144	45,475

Investing activities
Acquisitions of television businesses and licenses	(386,438)	(427,448)
Proceeds from sale of television station	-	11,200
Purchases of property and equipment	(10,415)	(13,475)
Proceeds from asset sales	126	1,910
Acquisition prepayments and other	(16,490)	(20,624)
Net cash used in investing activities	(413,217)	(448,437)

Financing activities
Proceeds from borrowings on long-term debt	641,438	925,000
Repayments of borrowings on long-term debt	(559,433)	(425,000)
Payments for the repurchase of common stock	(4,000)	-
Deferred and other loan costs	(4,994)	(16,559)
Payments for taxes related to net share settlement of equity awards	(1,767)	(1,452)
Net cash provided by financing activities	71,244	481,989
Net (decrease) increase in cash	(282,829)	79,027
Cash at beginning of period	325,189	97,318
Cash at end of period	$42,360	$176,345

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2016, which was derived from the Company’s audited financial statements as of December 31, 2016, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the periods ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Our financial condition as of, and operating results for the six-month period ended, June 30, 2017 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2017.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates over 100 television stations and leading digital assets in markets throughout the United States. As of June 30, 2017, we owned and/or operated television stations in 57 television markets broadcasting over 200 programming streams, including 104 channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). As of June 30, 2017, our station group reached approximately 10.6% of total United States television households.

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

Variable Interest Entity (“VIE”)

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

On January 17, 2017, we acquired two television stations that were divested by Nexstar Broadcasting, Inc. upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market, and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois or “Quad Cities” television market, for an adjusted purchase price of $269.9 million (the “Media General Acquisition”) using cash on hand. The Media General Acquisition was completed, in part, through a transaction with Gray Midwest EAT, LLC (“GME”), pursuant to which we loaned GME $106.0 million that GME in turn used to acquire the broadcast licenses of the stations. This loan agreement was subsequently amended whereby the principal was increased from $106.0 million to $149.8 million. On May 30, 2017, we exercised an option to acquire the licenses held by GME, assuming $59.0 million of GME’s debt and pledging the $90.8 million of proceeds receivable from the FCC’s recently completed reverse auction for broadcast spectrum (the “FCC Spectrum Auction”). That pledge was satisfied on August 7, 2017, upon receipt of the auction proceeds from the FCC.

We believe we were the primary beneficiary of GME at June 30, 2017, because, subject to the ultimate control of the licensees, we had the power to direct the activities that significantly impact the economic performance of GME through the services we provide, and our obligation to absorb losses and earn returns that would be considered significant to GME. As a result, we included the assets, liabilities and results of operations of GME in our consolidated financial statements beginning January 17, 2017 and continuing through August 7, 2017, the date that we were no longer deemed to be the primary beneficiary of GME.

The carrying amounts and classification of the assets and liabilities of GME included in our condensed consolidated balance sheets as of June 30, 2017 are as follows (in thousands):

June 30,
2017
Assets:
Current assets:
Auction proceeds receivable	$90,824
Total assets	$90,824

Liabilities:
Current liabilities:
Note payable	$90,824
Total liabilities	$90,824

A receivable of $90.8 million, representing the amount owed us by GME and a note payable of $90.8 million representing our loan to GME, as of June 30, 2017, were eliminated in our condensed consolidated financial statements.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Weighted-average shares outstanding-basic	71,821	71,878	71,849	71,835
Common stock equivalents for stock options and restricted shares	680	870	661	830
Weighted-average shares outstanding-diluted	72,501	72,748	72,510	72,665

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of June 30, 2017 and December 31, 2016 consist of adjustments to our pension liability and the related income tax benefit. Our comprehensive income for the three and six-month periods ended June 30, 2017 and 2016 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. In the six months ended June 30, 2017, our total property and equipment balance, before accumulated depreciation, increased approximately $36.5 million primarily as a result of property and equipment acquired in connection with recent acquisitions of television businesses. The remaining changes in the balances in the six months ended June 30, 2017 were primarily due to routine property and equipment purchases and retirements.

The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2017	2016	(in years)
Property and equipment:
Land	$50,024	$44,611
Buildings and improvements	149,430	139,078	7	to	40
Equipment	500,361	471,798	3	to	20
	699,815	655,487
Accumulated depreciation	(353,320)	(329,394)
Total property and equipment, net	$346,495	$326,093

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either a retrospective to each reporting period presented method, or a retrospective with the cumulative effect method to adopt the standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU amends the guidance of ASU 2014-09 to clarify the identification of performance obligations and to provide additional licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This ASU was issued to provide guidance in assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, in order to reduce the potential for diversity in practice at initial application, and to reduce the cost and complexity of applying the standard. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. This ASU was issued to clarify the standard and to correct unintended application of guidance. We have completed our internal evaluation of the standard and determined that the adoption of this standard will not have a material effect on our balance sheets and statements of operations. We have determined that we will utilize the modified retrospective method to implement the standard. We are evaluating our footnote disclosures and expect that this standard’s most significant impact will be expanded disclosures related to deferred revenue from customer pre-payments. We will continue to develop these disclosures and the related tasks of gathering data to be disclosed, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. We have preliminarily determined that the adoption of this standard will not have a material effect on our statements of operations. However, this standard is expected to have a material effect on our balance sheets. Specifically, we expect that, once adopted, we will record a right of use asset and lease obligation liability. As of December 31, 2016, the values of those assets and related liabilities were each approximately $13.2 million. We are also evaluating our footnote disclosure requirements. We will continue to review our contractual obligations related to this standard, to develop our disclosures, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amended the guidance in U.S. GAAP with the intent of simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. Our adoption of this standard included an adjustment to record the impact on our deferred asset related to the net federal and state income tax deductions for grants, and subsequent vesting, of restricted stock in excess of our book basis expense. Accordingly, we have recorded adjustments to increase our deferred tax asset and our accumulated deficit, as of January 1, 2017, by approximately $1.1 million. Beginning in 2017, we began recording similar net excess or deficit tax deductions as current tax benefit or expense and as reductions in the related income tax prepaid or payable, or deferred tax assets.

Certain amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the current presentation.

2.	Acquisitions

On January 13, 2017, we acquired KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market (DMA 202), from Tanana Valley Television Company and Tanana Valley Holdings, LLC for $8.0 million (the “Fairbanks Acquisition”), using cash on hand.

As described above, on January 17, 2017, we completed the Media General Acquisition, for an adjusted purchase price of $269.9 million using cash on hand.

On May 1, 2017, we acquired WDTV-TV (CBS) and WVFX-TV (FOX/CW) in the Clarksburg-Weston, West Virginia television market (DMA 169) from Withers Broadcasting Company of West Virginia (the “Clarksburg Acquisition”) for a total purchase price of $26.5 million. On June 1, 2016, we began operating the stations, subject to the control of the seller, under a local marketing agreement (“LMA”) that terminated upon completion of the acquisition.

On May 1, 2017, we acquired WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 161) from Community Broadcasting Service and Diversified Broadcasting, Inc. (collectively, the “Diversified Acquisition”) for a total purchase price of $85.0 million. On April 1, 2017, we began operating these stations, subject to the control of the seller, under an LMA that terminated upon completion of the acquisition.

We refer to the seven stations acquired (excluding the stations acquired in the Clarksburg Acquisition) during the first six-months of 2017 and the stations we commenced operating under an LMA during that period as the “2017 Acquisitions.” We refer to the 13 stations acquired in 2016, and that we retained in those acquisitions, including the stations in the Clarksburg Acquisition that we commenced operating under an LMA on June 1, 2016, as the “2016 Acquisitions.” The preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of the 2017 Acquisitions and the Clarksburg Acquisition are summarized as follows (in thousands):

	Acquisition
	Fairbanks	Media General	Clarksburg	Diversified	Total

Current assets	$122	$666	$462	$361	$1,611
Property and equipment	2,650	20,471	4,133	12,329	39,583
Goodwill	471	85,997	3,222	35,486	125,176
Broadcast licenses	2,228	149,846	17,003	26,219	195,296
Other intangible assets	2,702	13,398	2,234	11,051	29,385
Other non-current assets	71	282	51	27	431
Current liabilities	(140)	(695)	(554)	(423)	(1,812)
Other long-term liabilities	(84)	-	(51)	(50)	(185)

Total	$8,020	$269,965	$26,500	$85,000	$389,485

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

Other intangible assets represent primarily the estimated fair values of retransmission agreements of $21.5 million, advertising client relationships of $4.1 million and favorable income leases of $2.5 million. These intangible assets are being amortized over their estimated useful lives of 5.2 years for retransmission agreements, 4.2 years for advertising client relationships and 12.6 years for favorable income leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have preliminarily recorded $125.2 million of goodwill related to 2017 Acquisitions. The use of different estimates or assumptions could result in materially different allocations. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

Our consolidated results of operations include the results of each acquisition from the date of the respective transaction. Revenue and operating income attributable to the 2017 Acquisitions and included in our consolidated statements of operations for the six-months ended June 30, 2017 were $31.8 million and $15.7 million, respectively. In connection with the 2017 Acquisitions we incurred a total of $1.0 million of transaction related costs during the six-months ended June 30, 2017, primarily related to legal, consulting and other professional fees. Revenue and operating income attributable to the 2016 Acquisitions and included in our consolidated statements of operations for the six-months ended June 30, 2016 were $50.7 million and $19.0 million, respectively.

3.	Long-term Debt

As of June 30, 2017 and December 31, 2016, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 2014 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”) and our 5.875% Senior Notes due 2026 (the “2026 Notes”), as follows (in thousands):

	June 30,	December 31,
	2017	2016
Long-term debt including current portion:
2014 Senior Credit Facility	$-	$556,438
2017 Senior Credit Facility	638,443	-
2024 Notes	525,000	525,000
2026 Notes	700,000	700,000
Total outstanding principal	1,863,443	1,781,438
Unamortized deferred loan costs - 2014 Senior Credit Facility	-	(12,158)
Unamortized deferred loan costs - 2017 Senior Credit Facility	(13,047)	-
Unamortized deferred loan costs - 2024 Notes	(7,243)	(7,742)
Unamortized deferred loan costs - 2026 Notes	(10,031)	(10,588)
Unamortized premium - 2026 Notes	5,492	5,797
Less current portion	(6,417)	-
Net carrying value	$1,832,197	$1,756,747

Borrowing availability under the Revolving Credit Facility	$100,000	$60,000

On February 7, 2017, we entered into a Third Amended and Restated Credit Agreement (the “2017 Senior Credit Facility”), consisting of a $556.4 million term loan facility (the “2017 Initial Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Amounts outstanding under the 2017 Initial Term Loan were used to repay amounts outstanding under our prior credit agreement (the “2014 Senior Credit Facility”). On April 3, 2017, we borrowed $85.0 million under an incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”) under the 2017 Senior Credit Facility to fund the Diversified Acquisition. As of June 30, 2017, the 2017 Senior Credit Facility provided total commitments of $738.4 million, consisting of the $638.4 million 2017 Term Loan and the $100.0 million 2017 Revolving Credit Facility. Our quarterly principal payments under the 2017 Term Loan are $1.6 million.

Prior to the entry into the 2017 Senior Credit Facility, the 2014 Senior Credit Facility consisted of a revolving loan and a term loan. Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of December 31, 2016 consisted solely of a term loan balance of $556.4 million. As of December 31, 2016, the interest rate on the balances outstanding under the 2014 Senior Credit Facility were 3.9%.

The 2017 Term Loan borrowings bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. Until our results of operations for the quarter ending September 30, 2017 have been certified, the applicable margin is 2.50% for all LIBOR borrowings and 1.50% for all Base Rate borrowings (the “Initial Applicable Margin”). Thereafter, (i) if the leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”) is less than or equal to 5.25 to 1.00, the applicable margin will be 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings and (ii) if the Leverage Ratio is greater than 5.25 to 1.00, the Initial Applicable Margin will apply. As of June 30, 2017, the interest rate on balance outstanding under the 2017 Term Loan was 3.6%.

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

The 2017 Revolving Credit Facility matures on February 7, 2022, and the 2017 Term Loan matures on February 7, 2024.

 As a result of entering into the 2017 Senior Credit Facility, we recorded a loss on extinguishment of debt of approximately $2.9 million in the six-months ended June 30, 2017, and we incurred approximately $5.0 million in deferred financing costs that will be amortized over the life of the 2017 Senior Credit Facility.

As of June 30, 2017 and December 31, 2016, we had $525.0 million of 2024 Notes outstanding. The interest rate and yield on the 2024 Notes were 5.125%. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”), at par. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. As of June 30, 2017 and December 31, 2016, we had $700.0 million of 2026 Notes outstanding. The interest rate and yield on the Original 2026 Notes were each 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

 Collateral, Covenants and Restrictions

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not gurantee the 2024 Notes and 2026 Notes are minor. As of June 30, 2017, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidaries.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness; (b) limitations on liens; (c) limitations on the sale of assets; (d) limitations on guarantees; (e) limitations on investments and acquisitions; (f) limitations on the payment of dividends and share repurchases; (g) limitations on mergers; and (h) maintenance of a first lien leverage ratio not to exceed certain maximum limits while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of June 30, 2017 and December 31, 2016, we were in compliance with all required covenants under all our debt obligations.

Maturities

Aggregate minimum principal maturities on long-term debt as of June 30, 2017 were as follows (in thousands):

	Minimum Principal Maturities
Year	2017 Senior Credit Facility	2024 Notes	2026 Notes	Total
2017	$3,208	$-	$-	$3,208
2018	6,417	-	-	6,417
2019	6,417	-	-	6,417
2020	6,417	-	-	6,417
2021	6,417	-	-	6,417
Thereafter	609,567	525,000	700,000	1,834,567
Total	$638,443	$525,000	$700,000	$1,863,443

4.	Fair Value Measurement

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

The net carrying amount of our long-term debt was $1.8 billion and $1.8 billion, respectively, and the fair value was $1.9 billion and $1.8 billion, respectively, as of June 30, 2017 and December 31, 2016. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2017 and December 31, 2016 and as such is classified within Level 2 of the fair value hierarchy.

5.	Stockholders’ Equity

We are authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A common stock, 100 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the three and six-month periods ended June 30, 2017 and 2016, we did not declare or pay any common stock or Class A common stock dividends.

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

The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (401K plan). During the three-months ended June 30, 2017, under the 2016 Repurchase Authorization, we purchased 322,038 shares of our common stock at an average purchase price of $12.39 per share, or a total cost of $4.0 million. As of June 30, 2017, $69.0 million remains available to purchase shares of our common stock under the 2016 Repurchase Authorization.

The extent to which the Company repurchases any of its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The Company is not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of June 30, 2017, we had reserved 6,044,746 shares and 1,923,144 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2016, we had reserved 5,449,148 shares and 257,581 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.	Retirement Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans for the three-month and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$-	$-	$-	$-
Interest cost	1,528	1,185	2,335	2,369
Expected return on plan assets	(1,848)	(1,298)	(2,824)	(2,595)
Loss amortization	158	153	242	306
Net periodic cost	$(162)	$40	$(247)	$80

During the six-month period ended June 30, 2017, we contributed $0.6 million to our defined benefit pension plans. During the remainder of 2017, we expect to contribute an additional $1.7 million to these plans.

During the three and six-month periods ended June 30, 2017, we contributed $1.8 million and $3.7 million, respectively, in matching contributions to our defined contribution plan, the Gray Television, Inc. Capital Accumulation Plan. During the remainder of 2017, we estimate that our contributions will be approximately $3.2 million to this plan, excluding discretionary profit-sharing contributions.

7.	Share-based Compensation

We recognize compensation expense for share-based payment awards made to our employees, consultants and directors, including stock options and restricted shares awarded under our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. Currently, there are no outstanding share awards under our Directors’ Restricted Stock Plan. The following table provides information on our share-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Share-based compensation expense, gross	$1,434	$1,270	$2,772	$2,556
Income tax benefit at our statutory rate associated with share-based compensation	(559)	(495)	(1,081)	(997)
Share-based compensation expense, net	$875	$775	$1,691	$1,559

The 2017 EICP provides and, until May 2, 2017, the 2007 Incentive Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance, to our employees, consultants and non-employee directors.

During the six-month period ended June 30, 2017, we granted:

●	307,943 shares of restricted common stock to certain employees, of which 102,648 shares will vest on each of January 31, 2018 and 2019; and 102,647 shares will vest on January 31, 2020.
●	198,220 shares of restricted Class A common stock to an employee, of which 66,073 shares will vest on each of January 31, 2018 and 2019, and 66,074 shares will vest on January 31, 2020.
●	76,856 shares of restricted Class A common stock to our non-employee directors, all of which will vest on January 31, 2018.

During the six-month period ended June 30, 2016, we granted:

●

218,452 shares of restricted common stock to certain employees, of which 72,816 shares vested on January 31, 2017; 72,816 shares will vest on January 31, 2018; and 72,820 shares will vest on January 31, 2019.

●	166,677 shares of restricted Class A common stock to an employee, of which 55,559 shares vested on January 31, 2017 and 55,559 shares will vest on each of January 31, 2018 and 2019.
●	19,048 shares of restricted common stock and 51,935 shares of restricted Class A common stock to certain non-employee directors, all of which vested on January 31, 2017.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2017 and 2016 is as follows:

	Six Months Ended
	June 30, 2017		June 30, 2016
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	396,033	$12.06	337,506	$9.57
Granted	307,943	$10.40	237,500	$12.88
Vested	(200,291)	$11.82	(178,973)	$8.46
Outstanding - end of period	503,685	$11.14	396,033	$12.06

Restricted stock - Class A common:
Restricted stock - beginning of period	415,082	$10.15	374,693	$9.46
Granted	275,076	$10.84	218,612	$11.25
Vested	(227,526)	$10.00	(178,223)	$10.04
Restricted stock - end of period	462,632	$10.63	415,082	$10.15

At June 30, 2017 and December 31, 2016, we had 274,746 options to acquire our common stock outstanding, all of which were vested and exercisable. The exercise price of all outstanding stock options is $1.99 per share. As of June 30, 2017 and December 31, 2016, we did not have any options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $3.2 million based on the closing market price of our common stock on June 30, 2017.

8.	Commitments and Contingencies

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

9.	Goodwill and Intangible Assets

During the six-month period ended June 30, 2017, we acquired and disposed of various television broadcast stations and broadcast licenses. See Note 1 “Basis of Presentation” and Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. As a result of these transactions, our goodwill and other intangible asset balances changed. A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-month period ended June 30, 2017 is as follows (in thousands):

	Net Balance at December 31,					Net Balance at June 30,
	2016	Additions	Dispositions	Impairments	Amortization	2017

Goodwill	$485,318	$125,176	$-	$-	$-	$610,494
Broadcast licenses	1,340,305	195,332	(13,105)	-	-	1,522,532
Finite-lived intangible assets	56,250	34,338	-	-	(12,224)	78,364
Total intangible assets net of accumulated amortization	$1,881,873	$354,846	$(13,105)	$-	$(12,224)	$2,211,390

As of June 30, 2017 and December 31, 2016, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,576,231	$(53,699)	$1,522,532	$1,394,004	$(53,699)	$1,340,305
Goodwill	610,494	-	610,494	485,318	-	485,318
	$2,186,725	$(53,699)	$2,133,026	$1,879,322	$(53,699)	$1,825,623

Intangible assets subject to amortization:
Network affiliation agreements	$6,216	$(2,341)	$3,875	$1,264	$(1,264)	$-
Other definite lived intangible assets	135,096	(60,607)	74,489	105,792	(49,542)	56,250
	$141,312	$(62,948)	$78,364	$107,056	$(50,806)	$56,250

Total intangibles	$2,328,037	$(116,647)	$2,211,390	$1,986,378	$(104,505)	$1,881,873

Amortization expense for the six-months ended June 30, 2017 and 2016 was $12.2 million and $8.1 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2018, $16.4 million; 2019, $13.8 million; 2020, $10.8 million; 2021, $7.1 million; and 2022, $4.9 million. If and when acquisitions or dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the six-month period ended June 30, 2017.

10.	Income Taxes

For the three-month and six-month periods ended June 30, 2017 and 2016, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income tax expense	$47,893	$11,897	$55,222	$18,312
Effective income tax rate	40.4%	40.2%	40.5%	40.7%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the six-month period ended June 30, 2017, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.5% as follows: state income taxes added 4.3%, permanent differences between our U.S. GAAP income and taxable income added 1.3%, and a discrete share-based compensation adjustment resulted in a reduction 0.1%. For the six-month period ended June 30, 2016, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.7% as follows: state income taxes added 4.4% and permanent differences between our U.S. GAAP income and taxable income added 1.2%, and discrete share-based compensation adjustments added 0.5%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.4%.

11.	Subsequent Events

On August 1, 2017, we acquired WCAX-TV (CBS) in the Burlington, Vermont – Plattsburgh, New York television markets (DMA 97) from Mt. Mansfield Television, Inc., for $29.0 million in cash (the “Vermont Acquisition”). On June 1, 2017, we advanced $23.2 million of the purchase price to the seller and began to operate the station under an LMA, subject to the control of the seller. At closing, we paid the remaining $5.8 million of the purchase price through the use of cash on hand and the LMA was terminated.

The preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of the Vermont Acquisition are summarized as follows (in thousands):

Total

Property and equipment	$10,500
Goodwill	750
Broadcast licenses	14,250
Other intangible assets	3,500

Total	$29,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our,”) is a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates over 100 television stations and leading digital assets in markets throughout the United States. As of June 30, 2017, we owned and/or operated television stations in 57 television markets broadcasting over 200 programming streams, including 104 channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). As of June 30, 2017, our station group reached approximately 10.6% of total United States television households.

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

Recent Acquisitions

On January 13, 2017, we acquired KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market (DMA 202) for $8.0 million (the “Fairbanks Acquisition”).

On January 17, 2017, we acquired WBAY-TV (ABC), in the Green Bay, Wisconsin television market (DMA 68), and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois or “Quad Cities” television market (DMA 101) (collectively, the “Media General Acquisition”), for $269.9 million.

On May 1, 2017, we acquired WDTV-TV (CBS) and WVFX-TV (FOX/CW) in the Clarksburg-Weston, West Virginia television market (DMA 169) from Withers Broadcasting Company of West Virginia (the “Clarksburg Acquisition”) for $26.5 million. On June 1, 2016, we began operating these stations, subject to the control of the seller, under a local marketing agreement (“LMA”) that terminated upon completion of the acquisition.

On May 1, 2017, we acquired WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 161) from Community Broadcasting Service and Diversified Broadcasting, Inc. (collectively, the “Diversified Acquisition”) for $85.0 million. On April 1, 2017, we began operating these stations, subject to the control of the seller, under an LMA that terminated upon completion of the acquisition.

On May 4, 2017, we announced that we have entered into an agreement to acquire WCAX-TV (CBS) in the Burlington, Vermont – Plattsburgh, New York television market (DMA 97) from Mt. Mansfield Television, Inc., (the “Vermont Acquisition”) for $29.0 million. On June 1, 2017, we began operating this station under an LMA, subject to the control of the seller. On August 1, 2017, we completed this acquisition through the use of cash on hand and the LMA was terminated.

We refer to the seven stations acquired (excluding the stations acquired in the Clarksburg Acquisition) during the first six months of 2017 and the stations we commenced operating under an LMA during that period as the “2017 Acquisitions.” We refer to the 13 stations acquired in 2016, and that we retained in those acquisitions, including the stations in the Clarksburg Acquisition that we commenced operating under an LMA on June 1, 2016, as the “2016 Acquisitions.”

For additional information regarding our recent acquisitions, see Note 1 “Basis of Presentation” and Note 2 “Acquisitions.”

Recent Financing Transactions

On February 7, 2017, we entered into the 2017 Senior Credit Facility consisting of a $556.4 million term loan facility (the “2017 Initial Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Amounts outstanding under the 2017 Initial Term Loan were used to repay amounts outstanding under our prior term loan.

On April 3, 2017, we borrowed $85.0 million under an incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”) under the 2017 Senior Credit Facility to fund the Diversified Acquisition. Our quarterly principal payments under the 2017 Term Loan are $1.6 million.

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

For the six-month period ended June 30, 2017, excluding political advertising revenue, our largest advertising customer category was automotive. For each of the six-month periods ended June 30, 2017 and 2016, we earned approximately 25% and 23%, respectively, of our total broadcast advertising revenue, excluding political advertising revenue, from automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers were to decrease significantly. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/ digital/mobile)	$117,917	52.0%	$104,727	53.3%	$220,514	51.3%	$194,081	52.4%
National	30,981	13.7%	26,070	13.3%	55,795	13.0%	48,149	13.0%
Political	3,708	1.6%	9,649	4.9%	5,029	1.2%	19,304	5.2%
Retransmission consent	69,371	30.6%	50,549	25.7%	136,944	31.8%	97,818	26.4%
Other	4,704	2.1%	5,638	2.8%	11,860	2.7%	11,004	3.0%
Total	$226,681	100.0%	$196,633	100.0%	$430,142	100.0%	$370,356	100.0%

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue. Total revenue increased $30.0 million, or 15%, to $226.7 million in the 2017 three-month period from the 2016 three-month period. The 2017 Acquisitions and 2016 Acquisitions collectively accounted for approximately $61.0 million of total revenue in the 2017 three-month period. The 2016 Acquisitions accounted for approximately $34.1 million of total revenue in the 2016 three-month period. In addition to the impact of the 2017 Acquisitions and the 2016 Acquisitions, total revenue at our legacy stations increased primarily due to retransmission consent revenue that increased by $9.8 million. Political advertising revenue at our legacy stations decreased by $6.4 million in the second quarter of 2017, resulting primarily from 2017 being the “off-year” of the two-year election cycle.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $16.2 million, or 14%, to $133.5 million in the 2017 three-month period due primarily to the 2017 Acquisitions and 2016 Acquisitions, which accounted for approximately $32.4 million of broadcast expenses in the 2017 three-month period. The 2016 Acquisitions accounted for approximately $20.9 million of our broadcast expenses in the 2016 three-month period. In addition to the impact of the 2017 Acquisitions and the 2016 Acquisitions, non-compensation expense at our legacy stations increased $5.6 million primarily as a result of a $5.3 million increase in retransmission expense, consistent with the increased retransmission consent revenue. Non-cash stock based compensation expenses were $0.4 million and $0.3 million in the 2017 and 2016 three-month periods, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased slightly by $0.1 million, or 1%, to $8.4 million primarily as a result of decreases in incentive compensation expense. We recorded corporate non-cash stock-based compensation expense of $1.1 million and $1.0 million in the 2017 and 2016 three-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $12.8 million and $11.6 million for the 2017 three-month period and the 2016 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2017 Acquisitions and the 2016 Acquisitions.

Amortization. Amortization of intangible assets increased $2.4 million, or 57%, to $6.7 million in the 2017 three-month period compared to the 2016 three-month period. Amortization increased primarily due to the additional definite-lived intangible assets acquired as a part of the 2017 Acquisitions and the 2016 Acquisitions.

(Gain) loss on disposals of assets, net. We reported a gain on disposal of assets of $77.3 million in the 2017 three-month period and a loss on disposal of assets of $1.2 million in the 2016 three-month period. On June 1, 2017 we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC’s broadcast spectrum auction. Our proceeds from this auction were $90.8 million and the cost of the assets disposed was $13.1 million.

Interest Expense. Interest expense decreased $0.5 million, or 2%, to $23.8 million for the 2017 three-month period compared to the 2016 three-month period. This decrease was attributable to the net effect of an increase in the average borrowings outstanding, offset by a decrease in our average interest rates. The average interest rate on our total outstanding debt balance was 4.9% and 5.7% during the 2017 three-month period and the 2016 three-month period, respectively. Our average outstanding debt balance was $1.9 billion and $1.5 billion during the 2017 three-month period and the 2016 three-month period, respectively, with the increase primarily attributable to the borrowings to finance the 2017 Acquisitions and 2016 Acquisitions.

Income tax expense. We recognized income tax expense of $47.9 million and $11.9 million in the 2017 three-month period and the 2016 three-month period, respectively. For the 2017 three-month period and the 2016 three-month period, our effective income tax rates were 40.4% and 40.2%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2017 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.4% as follows: state income taxes added 4.2% and permanent differences between our U.S. GAAP income and taxable income added 1.2%.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue. Total revenue increased $59.8 million, or 16%, to $430.1 million in the 2017 six-month period compared to the 2016 six-month period. The 2017 Acquisitions and 2016 Acquisitions collectively accounted for approximately $108.5 million of total revenue in the 2017 six-month period. The 2016 Acquisitions accounted for approximately $50.7 million of total revenue in the 2016 six-month period. In addition to the impact of the 2017 Acquisitions and the 2016 Acquisitions, total revenue at our legacy stations increased primarily due to retransmission consent revenue that increased by $18.9 million. Political advertising revenue at our legacy stations decreased by $14.7 million in the first six months of 2017, resulting primarily from 2017 being the “off-year” of the two-year election cycle.

Excluding the revenue contributed by the 2017 Acquisitions and 2016 Acquisitions, local and national advertising revenue declined, in part, as a result of the impact of the broadcast of the 2017 Super Bowl on our FOX-affiliated stations generating approximately $0.6 million of local and national advertising revenue, compared to $1.6 million that we earned from the broadcast of the 2016 Super Bowl on our CBS-affiliated stations.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $41.1 million, or 18%, to $267.0 million in the 2017 six-month period due primarily to the 2017 Acquisitions and 2016 Acquisitions, which accounted for approximately $60.2 million of broadcast expenses in the 2017 six-month period. The 2016 Acquisitions accounted for approximately $31.7 million of our broadcast expenses in the 2016 six-month period. In addition to the impact of the 2017 Acquisitions and the 2016 Acquisitions, non-compensation expense at our legacy stations increased $12.5 million primarily as a result of a $10.4 million increase in retransmission expense, consistent with the increased retransmission consent revenue, and $2.9 million of professional fees. Non-cash stock based compensation expenses were $0.7 million and $0.6 million in the 2017 and 2016 six-month periods, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) decreased $8.1 million, or 33%, to $16.1 million in the 2017 six-month period compared to the 2016 six-month period primarily as a result of decreases of $7.7 million in professional fees related to acquisitions and to decreases of $1.0 million in incentive compensation expenses. We recorded corporate non-cash stock-based compensation expense of $2.1 million and $1.9 million in the 2017 and 2016 six-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $25.5 million and $22.7 million for the 2017 six-month period and the 2016 six-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2017 Acquisitions and 2016 Acquisitions.

Amortization. Amortization of intangible assets increased $4.1 million, or 50%, to $12.2 million in the 2017 six-month period compared to the 2016 six-month period. Amortization expense increased primarily due to the additional definite-lived intangible assets acquired as a part of the 2017 Acquisitions and 2016 Acquisitions.

Gain on disposals of assets, net. We reported gains on disposals of assets of $76.8 million in the 2017 six-month period and $0.4 million in the 2016 six-month period. On June 1, 2017, we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC’s broadcast spectrum auction. Our proceeds from this auction were $90.8 million and the cost of the assets disposed was $13.1 million.

Interest Expense. Interest expense increased $1.4 million, or 3%, to $47.0 million for the 2017 six-month period compared to the 2016 six-month period. This was attributable to the net effect of an increase in the average borrowings outstanding offset by a decrease in our average interest rates. The average interest rate on our total outstanding debt balance was 4.9% and 5.6% during the 2017 six-month period and the 2016 six-month period, respectively. Our average outstanding debt balance was $1.8 billion and $1.5 billion during the 2017 six-month period and the 2016 six-month period, respectively, with the increase primarily attributable to the borrowings to finance the 2017 Acquisitions and 2016 Acquisitions.

Loss from Early Extinguishment of Debt. In the 2017 six-month period, we recorded a loss from early extinguishment of debt of approximately $2.9 million, as a result of entering into our 2017 Senior Credit Facility.

Income tax expense. We recognized income tax expense of $55.2 million and $18.3 million in the 2017 six-month period and the 2016 six-month period, respectively. For the 2017 six-month period and the 2016 six-month period, our effective income tax rate was 40.5% and 40.7%, respectively. The primary reason for the increase in our income tax expense was the increase in our pre-tax income in the 2017 six-month period compared to the 2016 six-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2017 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.5% as follows: state income taxes added 4.3%, permanent differences between our U.S. GAAP income and taxable income added 1.3%, and a discrete share-based compensation adjustment resulted in a reduction of 0.1%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$59,144	$45,475
Net cash used in investing activities	(413,217)	(448,437)
Net cash provided by financing activities	71,244	481,989
Increase (decrease) in cash	$(282,829)	$79,027

	As of
	June 30, 2017	December 31, 2016
Cash	$42,360	$325,189
Long-term debt, including current portion	$1,838,614	$1,756,747
Borrowing availability under the Revolving Credit Facility	$100,000	$60,000

Our 2017 Senior Credit Facility consists of the 2017 Revolving Credit Facility and the 2017 Term Loan. Excluding accrued interest, the amount outstanding under our 2017 Senior Credit Facility as of June 30, 2017 and the 2014 Senior Credit Facility as of December 31, 2016 consisted solely of a term loan totaling $638.4 million and $556.4 million, respectively. On April 3, 2017, we borrowed $85.0 million under the 2017 Incremental Term Loan. Our maximum borrowing availability under our 2017 Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of June 30, 2017, the interest rate on the balance outstanding under the 2017 Senior Credit Facility was 3.6%. As of December 31, 2016, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.9%.

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

The 2017 Revolving Credit Facility matures on February 7, 2022, and the 2017 Term Loan matures on February 7, 2024.

 As a result of the amendment and restatement of our prior senior credit facility in the form of the 2017 Senior Credit Facility, we recorded a loss from early extinguishment of debt of approximately $2.9 million in the first six months of 2017, and we incurred approximately $5.0 million in deferred financing costs that will be amortized over the life of the 2017 Senior Credit Facility. Our quarterly principal payments under the 2017 Term Loan are $1.6 million.

As of June 30, 2017 and December 31, 2016, we had $525.0 million of 2024 Notes outstanding. The interest rate and yield on the 2024 Notes were 5.125%. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year, commencing on April 15, 2017.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”), at par. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. As of June 30, 2017 and December 31, 2016, we had $700.0 million of 2026 Notes outstanding. The interest rate and yield on the Original 2026 Notes were each 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our and our consolidated subsidiaries' assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not gurantee the 2024 Notes and 2026 Notes are minor. As of June 30, 2017, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to any of the subsidiary guarantors.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness; (b) limitations on liens; (c) limitations on the sale of assets; (d) limitations on guarantees; (e) limitations on investments and acquisitions; (f) limitations on the payment of dividends and share repurchases; (g) limitations on mergers; and (h) maintenance of a first lien leverage ratio not to exceed certain maximum limits while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of June 30, 2017 and December 31, 2016, we were in compliance with all required covenants under all our debt obligations.

Net Cash (Used In) Provided By Operating, Investing and Financing Activities

Net cash provided by operating activities was $59.1 million in the 2017 six-month period compared to net cash provided by operating activities of $45.5 million in the 2016 six-month period. The increase of $13.7 million in the 2017 six-month period was primarily the result of an increase in net income of $54.4 million; and an increase in non-cash expenses, primarily depreciation, amortization of intangible assets and deferred taxes of $44.5 million; offset by an increase of $76.4 million in gain on disposal of assets; and an increase in working capital accounts of $8.8 million. These changes are primarily due to the impacts of the 2017 Acquisitions and the 2016 Acquisitions and the gain on disposal of assets resulting from the FCC Spectrum Auction.

Net cash used in investing activities was $413.2 million in the 2017 six-month period compared to net cash used in investing activities of $448.4 million for the 2016 six-month period. The decrease was largely due to decreased use of cash for acquisition activity in the 2017 six-month period.

Net cash provided by financing activities was approximately $71.2 million in the 2017 six-month period compared to net cash provided by financing activities of $482.0 million in the 2016 six-month period. Net cash provided by financing activities in the 2017 six-month period was primarily due to borrowings of $85.0 million under 2017 Term Loan; reduced by $3.0 million of quarterly principal payments under the 2017 Term Loan; reduced by $5.0 million of deferred financing costs related to the 2017 Senior Credit Facility. Also in the 2017 six-month period we used $4.0 million to repurchase shares of our common stock and made $1.8 million of payments for taxes related to net share settlements of equity awards.

Liquidity

We have $6.4 million in debt principal payments due over the next twelve months. We estimate that we will make approximately $91.1 million in debt interest payments over the twelve months immediately following June 30, 2017.

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

Capital Expenditures

Capital expenditures in the 2017 and 2016 six-month periods were $10.4 million and $13.5 million, respectively. We anticipate that our capital expenditures for the remainder of 2017 will range between approximately $20.0 million and $24.5 million.

Results of FCC Spectrum Auction

As of June 30, 2017, we recorded a $90.8 million receivable resulting from our relinquishment of two licenses in the FCC’s Spectrum Auction. These proceeds were received on August 7, 2017. Due to prior planning in connection with this transaction, and our recently completed acquisitions, we anticipate that we will be able to defer any related income tax payments on a long-term basis.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue to pay more significant amounts of income taxes. During the 2017 six-month period, we made income tax payments (net of refunds) of $0.9 million. During the remainder of 2017, we anticipate making income tax payments (net of refunds) of approximately $1.0 million. Income tax payments are likely to be higher beginning in 2018, assuming no significant changes to the corporate tax code as currently in effect.

During the six-months ended June 30, 2017, we contributed $0.6 million to our defined benefit pension plan. During the remainder of 2017, we expect to contribute $1.7 million to this pension plan.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures and the timing of receipt of proceeds from the FCC Spectrum Auction are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2016 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2017 has not materially changed since December 31, 2016. Our market risk profile on December 31, 2016 is disclosed in our 2016 Form 10-K.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2017 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The extent to which the Company repurchases any of its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The Company is not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

The following table summarizes repurchases of our common stock in the three-months ended June 30, 2017, all of which were pursuant to the 2016 Repurchase Authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or appoximate dollar value) that May Yet Be Purchased Under the Plans or Programs (3)

April 1, 2017 through April 30, 2017:	-	$-	-	$75,962,495

May 1, 2017 through May 31, 2017:	299,507	$12.40	299,507	$72,903,165

June 1, 2017 through June 30, 2017:	22,531	$12.32	22,531	$72,709,249

Total	322,038	$12.39	322,038

(1)	All shares purchased were shares of common stock.

(2)	Amount excludes standard brokerage commissions.

(3)

The amounts presented at each respective month-end include the aggregate of the remaining dollar value available to purchase our common stock under the 2016 Repurchase Authorization and the weighted average dollar value available for repurchase of our Class A common stock or our common stock, under the 2004-2006 Repurchase Authorization.

Item 5. Other Information

On August 7, 2017, the Board of Directors approved the Gray Television, Inc. Executive and Key Employee Change in Control Severance Plan (the “Plan”). Participants in the Plan are generally selected by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and currently include the Company’s President and Chief Executive Officer (the “CEO”), the Executive Vice President and Chief Financial Officer, and the Executive Vice President, Chief Legal and Development Officer and Secretary (the latter two together, the “Other Named Executive Officers”), and certain other key employees.

Under the Plan, a participant who, in connection with a change in control of the Company or within 24 months following a change in control, is involuntarily terminated without cause or voluntarily terminates his or her employment for good reason (a “qualifying termination”), would receive: (i) any unpaid base salary and payment for unused vacation under the Company’s vacation policy through the date of termination; (ii) a payment equal to the participant’s target annual cash incentive opportunity for the year in which the termination occurred, pro rated through the date of termination of such year; and (iii) a lump sum cash severance payment equal to a multiple (the “severance multiplier”) of the sum of the participant’s annual base salary on the termination date (or any higher annual base salary that was in effect during the 9-month period immediately prior to the change in control) and the participant’s target annual cash incentive opportunity in effect immediately prior to the change in control. The severance multiplier is 3.0 for the CEO, 2.0 for the Other Named Executive Officers and 1.0 for all other Plan participants. In addition to the foregoing, equity awards of a participant will immediately vest and become exercisable upon a qualifying termination, with performance-based equity award generally vesting at the target level. If the participant elects to continue group health care coverage under COBRA, the participant will also be reimbursed for the portion of the premiums that the Company would have paid if the participant had continued to be an employee of the Company for a period of years equal to the participant’s severance multiplier, or earlier in certain circumstances.

Any payment under the Plan will be in lieu of any other severance or termination payment that may be due or become payable to a participant. In addition, the Plan provides that in the event that the severance and other benefits provided for in the Plan would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the benefits under the Plan will be either delivered in full, or delivered to a lesser extent which would result in no portion of the benefits being subject to such excise tax, whichever is more beneficial to the participant. The Plan does not provide excise tax gross-ups on payments to participants. Payments under the Plan are contingent upon a participant’s execution of a release of claims in favor of the Company and compliance by the terminated participant with the non-solicitation, non-competition and confidentiality covenants in the Plan.

Item 6. Exhibits

Exhibit 10.1

First Amendment and Incremental Facility Agreement, dated as of April 3, 2017, by and among Gray Television, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A. and Royal Bank of Canada, as Syndication Agent, Deutsche Bank AG New York Branch, as Documentation Agent and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Bookrunners

Exhibit 10.2	Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 3, 2017)*

Exhibit 10.3	Form of Director Restricted Stock Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan*

Exhibit 31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: August 8, 2017	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer