Form 10-Q
period 2017-09-30
GRAY TELEVISION INC
filed 2017-11-06
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
66,003,588 shares outstanding as of October 31, 2017	6,598,377 shares outstanding as of October 31, 2017

INDEX

GRAY TELEVISION, INC.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash	$172,854	$325,189
Accounts receivable, less allowance for doubtful accounts of $4,040 and $3,163, respectively	166,073	146,811
Current portion of program broadcast rights, net	19,605	13,735
Prepaid taxes	15,953	14,641
Prepaid and other current assets	5,116	5,109
Total current assets	379,601	505,485

Property and equipment, net	351,961	326,093
Broadcast licenses	1,530,123	1,340,305
Goodwill	611,100	485,318
Other intangible assets, net	80,172	56,250
Deferred tax asset	31,963	30,826
Investments in broadcasting and technology companies	16,599	16,599
Other	12,091	22,455
Total assets	$3,013,610	$2,783,331

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except for share data)

	September 30,	December 31,
	2017	2016
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,950	$5,257
Employee compensation and benefits	25,532	31,367
Accrued interest	23,076	32,453
Accrued network programming fees	19,157	14,982
Other accrued expenses	9,285	13,802
Federal and state income taxes	4,680	2,916
Current portion of program broadcast obligations	20,236	13,924
Deferred revenue	3,530	4,706
Current portion of long-term debt	6,417	-
Total current liabilities	115,863	119,407

Long-term debt	1,831,610	1,756,747
Program broadcast obligations, less current portion	4,771	4,995
Deferred income taxes	437,989	373,837
Accrued pension costs	33,052	34,047
Other	1,422	1,437
Total liabilities	2,424,707	2,290,470

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 71,538,664 shares and 71,229,497 shares, respectively	660,377	658,135
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,349,069 shares and 8,073,993 shares, respectively	23,841	21,764
Accumulated deficit	(3,876)	(101,365)
Accumulated other comprehensive loss, net of income tax benefit	(17,645)	(17,645)
	662,697	560,889
Treasury stock at cost, common stock, 5,535,076 shares and 5,135,406 shares, respectively	(49,562)	(44,688)
Treasury stock at cost, Class A common stock, 1,750,692 shares and 1,669,131 shares, respectively	(24,232)	(23,340)
Total stockholders’ equity	588,903	492,861
Total liabilities and stockholders’ equity	$3,013,610	$2,783,331

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue (less agency commissions)	$218,977	$204,490	$649,119	$574,846
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	139,430	120,717	406,446	346,620
Corporate and administrative	8,318	7,223	24,436	31,425
Depreciation	13,085	11,494	38,555	34,237
Amortization of intangible assets	6,460	4,235	18,684	12,365
Loss (gain) on disposal of assets, net	1,660	354	(75,139)	(66)
Operating expenses	168,953	144,023	412,982	424,581
Operating income	50,024	60,467	236,137	150,265
Other income (expense):
Miscellaneous income, net	28	30	36	740
Interest expense	(24,207)	(27,926)	(71,189)	(73,470)
Loss from early extinguishment of debt	-	(31,987)	(2,851)	(31,987)
Income before income taxes	25,845	584	162,133	45,548
Income tax expense	10,529	797	65,751	19,109
Net income (loss)	$15,316	$(213)	$96,382	$26,439

Basic per share information:
Net income (loss)	$0.21	$-	$1.34	$0.37
Weighted-average shares outstanding	71,636	71,879	71,777	71,850

Diluted per share information:
Net income (loss)	$0.21	$-	$1.33	$0.36
Weighted-average shares outstanding	72,454	71,879	72,491	72,723

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Accumulated	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2016	8,073,993	$21,764	71,229,497	$658,135	$(101,365)	(1,669,131)	$(23,340)	(5,135,406)	$(44,688)	$(17,645)	$492,861

Adoption of ASU 2016-09 excess tax benefit for stock-based compensation	-	-	-	-	1,107	-	-	-	-	-	1,107

Net income	-	-	-	-	96,382	-	-	-	-	-	96,382

Issuance of stock:
401(k) plan	-	-	1,224	16	-	-	-	-	-	-	16
2007 Long Term Incentive Plan - restricted stock	198,220		307,943	-	-	(81,561)	(892)	(77,632)	(874)	-	(1,766)
2017 Equity and Incentive Compensation Plan - restricted stock	76,856	-	-	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(322,038)	(4,000)		(4,000)

Share-based compensation	-	2,077	-	2,226	-	-	-	-	-	-	4,303

Balance at September 30, 2017	8,349,069	$23,841	71,538,664	$660,377	$(3,876)	(1,750,692)	$(24,232)	(5,535,076)	$(49,562)	$(17,645)	$588,903

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net income	$96,382	$26,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,555	34,237
Amortization of intangible assets	18,684	12,365
Amortization of deferred loan costs	3,466	3,664
Net amortization of original issue discount and premium related to long-term debt	(458)	(626)
Amortization of restricted stock and stock option awards	4,303	3,827
Amortization of program broadcast rights	15,444	14,026
Payments on program broadcast obligations	(15,569)	(13,859)
Common stock contributed to 401(k) plan	16	21
Deferred income taxes	64,121	18,335
Gain on disposals of assets, net	(75,139)	(66)
Loss from early extinguishment of debt	2,851	31,987
Other	(1,188)	659
Changes in operating assets and liabilities:
Accounts receivable trade	(18,587)	(8,677)
Prepaid taxes	(1,311)	-
Prepaid and other current assets	371	(12,234)
Accounts payable	(1,774)	728
Employee compensation, benefits and pension cost	(6,512)	(5,275)
Other current liabilities	(1,696)	(3,692)
Income taxes payable	1,763	719
Accrued interest	(9,376)	841
Net cash provided by operating activities	114,346	103,419

Investing activities
Acquisitions of television businesses and licenses	(415,438)	(432,220)
Proceeds from sale of television station	-	11,200
Proceeds from FCC spectrum auction	90,824	-
Purchases of property and equipment	(21,426)	(33,238)
Proceeds from asset sales	148	1,925
Net decrease (increase) in acquisition prepayments and other	9,558	(17,171)
Net cash used in investing activities	(336,334)	(469,504)

Financing activities
Proceeds from borrowings on long-term debt	641,438	1,656,000
Repayments of borrowings on long-term debt	(561,037)	(1,100,000)
Payments for the repurchase of common stock	(4,000)	-
Tender and redemption premiums for 2020 Notes	-	(27,502)
Deferred and other loan costs	(4,981)	(27,881)
Payments for taxes related to net share settlement of equity awards	(1,767)	(1,452)
Net cash provided by financing activities	69,653	499,165
Net (decrease) increase in cash	(152,335)	133,080
Cash at beginning of period	325,189	97,318
Cash at end of period	$172,854	$230,398

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2016, which was derived from the Company’s audited financial statements as of December 31, 2016, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the periods ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Our financial condition as of, and operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2017.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates over 100 television stations and leading digital assets in markets throughout the United States. As of September 30, 2017, we owned and/or operated television stations in 57 television markets broadcasting over 200 programming streams, including over 100 channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). As of September 30, 2017, our station group reached approximately 10.4% of total United States television households.

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

On January 17, 2017, we acquired two television stations that were divested by Nexstar Broadcasting, Inc. upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market (DMA 69), and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois or “Quad Cities” television market (DMA 102), for an adjusted purchase price of $269.9 million (the “Media General Acquisition”) using cash on hand. The Media General Acquisition was completed, in part, through a transaction with a VIE known as Gray Midwest EAT, LLC (“GME”), pursuant to which GME acquired the broadcast licenses of the stations. On May 30, 2017, we exercised an option to acquire the licenses held by GME pending receipt of proceeds receivable from the FCC’s recently completed reverse auction for broadcast spectrum (the “FCC Spectrum Auction”). Upon receipt of the auction proceeds from the FCC, we completed the acquisition of the broadcast licenses from GME.

During the period that GME held those broadcast licenses we believe we were the primary beneficiary of GME, because, subject to the ultimate control of the licensees, we had the power to direct the activities that significantly impact the economic performance of GME through the services we provided, and our obligation to absorb losses and right to earn returns that would be considered significant to GME. As a result, we included the assets, liabilities and results of operations of GME in our consolidated financial statements beginning January 17, 2017 and continuing through August 7, 2017, the date that we were no longer deemed to be the primary beneficiary of GME.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-month and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Weighted-average shares outstanding-basic	71,636	71,879	71,777	71,850
Common stock equivalents for stock options and restricted stock	818	-	714	873
Weighted-average shares outstanding-diluted	72,454	71,879	72,491	72,723

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2017 and December 31, 2016 consist of adjustments to our pension liability and the related income tax benefit. Our comprehensive income (loss) for the three and nine-month periods ended September 30, 2017 and 2016 consisted entirely of net income (loss). Therefore the consolidated statement of comprehensive income (loss) is not presented for the three and nine-month periods ended September 30, 2017 or 2016.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. In the nine-months ended September 30, 2017, our total property and equipment balance, before accumulated depreciation, increased primarily as a result of property and equipment acquired in connection with recent acquisitions of television businesses. The remaining changes in the balances in the nine-months ended September 30, 2017 and 2016 were primarily due to routine property and equipment purchases and retirements. The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2017	2016	(in years)
Property and equipment:
Land	$49,651	$44,611
Buildings and improvements	154,391	139,078	7	to	40
Equipment	507,456	471,798	3	to	20
	711,498	655,487
Accumulated depreciation	(359,537)	(329,394)
Total property and equipment, net	$351,961	$326,093

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

In January 2016, the FASB issued ASU No. 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. We have preliminarily determined that the adoption of this standard will not have a material effect on our statements of operations. However, this standard is expected to have a material effect on our balance sheets. Specifically, we expect that, once adopted, we will record a right of use asset and lease obligation liability. As of December 31, 2016, the values of those assets and related liabilities were each approximately $13.2 million. We are also evaluating our footnote disclosure requirements. We will continue to review our contractual obligations related to this standard, and develop our disclosures, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amended the guidance in U.S. GAAP with the intent of simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. Our adoption of this standard included an adjustment to record the impact on our deferred asset related to the net federal and state income tax deductions for grants, and subsequent vesting, of restricted stock in excess of our book basis expense. Accordingly, we have recorded adjustments to increase our deferred tax asset and our accumulated deficit, as of January 1, 2017, by approximately $1.1 million. Beginning in 2017, we began recording similar net excess or deficit tax deductions as current tax benefit or expense and as reductions in the related income tax prepaid or payable, or deferred tax assets.

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

As described in Note 1. above, on January 17, 2017, we completed the Media General Acquisition, for an adjusted purchase price of $269.9 million using cash on hand.

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

On May 1, 2017, we acquired WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 159) from Community Broadcasting Service and Diversified Broadcasting, Inc. (collectively, the “Diversified Acquisition”) for a total purchase price of $85.0 million. On April 1, 2017, we began operating these stations, subject to the control of the seller, under an LMA that terminated upon completion of the acquisition.

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

We refer to the eight stations acquired (excluding the stations acquired in the Clarksburg Acquisition) during the first nine months of 2017 and the stations we commenced operating under LMAs during that period as the “2017 Acquisitions.” We refer to the 13 stations acquired in 2016, and that we retained in those acquisitions (including the stations in the Clarksburg Acquisition that we commenced operating under an LMA on June 1, 2016) as the “2016 Acquisitions.”

The following table summarizes preliminary fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of the 2017 Acquisitions and the Clarksburg Acquisition (in thousands):

	Acquisition
	Fairbanks	Media General	Clarksburg	Diversified	Vermont	Total

Current assets	$122	$666	$462	$361	$312	$1,923
Property and equipment	2,650	20,181	4,133	12,329	9,513	48,806
Goodwill	471	86,287	3,222	35,486	316	125,782
Broadcast licenses	2,228	149,846	17,003	26,219	7,592	202,888
Other intangible assets	2,702	13,398	2,234	11,051	8,268	37,653
Other non-current assets	71	282	51	27	3,310	3,741
Current liabilities	(140)	(695)	(554)	(423)	(311)	(2,123)
Other long-term liabilities	(84)	-	(51)	(50)	-	(185)

Total	$8,020	$269,965	$26,500	$85,000	$29,000	$418,485

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

Other intangible assets represent primarily the estimated fair values of retransmission agreements of $29.1 million; advertising client relationships of $5.3 million; and favorable income leases of $3.0 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.9 years for retransmission agreements; approximately 10.7 years for advertising client relationships; and approximately 11.9 years for favorable income leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We have preliminarily recorded $125.8 million of goodwill related to 2017 Acquisitions. The use of different estimates or assumptions could result in materially different allocations. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

Our consolidated results of operations for the three and nine-months ended September 30, 2017 include the results of the 2017 Acquisitions from the date of the respective transaction. Revenue and operating income attributable to the stations acquired in the 2017 Acquisitions and included in our consolidated statements of operations for the nine-months ended September 30, 2017 were $54.2 million and $25.2 million, respectively. In connection with the 2017 Acquisitions, we incurred a total of $1.0 million of transaction related costs during the nine-months ended September 30, 2017, primarily related to legal, consulting and other professional services. Revenue and operating income attributable to the stations acquired in the 2016 Acquisitions and included in our consolidated statements of operations for the nine-months ended September 30, 2016 were $87.9 million and $35.3 million, respectively.

3.	Long-term Debt

As of September 30, 2017 and December 31, 2016, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 2014 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”) and our 5.875% Senior Notes due 2026 (the “2026 Notes”), as follows (in thousands):

	September 30,	December 31,
	2017	2016
Long-term debt including current portion:
2014 Senior Credit Facility	$-	$556,438
2017 Senior Credit Facility	636,838	-
2024 Notes	525,000	525,000
2026 Notes	700,000	700,000
Total outstanding principal	1,861,838	1,781,438
Unamortized deferred loan costs - 2014 Senior Credit Facility	-	(12,158)
Unamortized deferred loan costs - 2017 Senior Credit Facility	(12,406)	-
Unamortized deferred loan costs - 2024 Notes	(6,993)	(7,742)
Unamortized deferred loan costs - 2026 Notes	(9,751)	(10,588)
Unamortized premium - 2026 Notes	5,339	5,797
Less current portion	(6,417)	-
Net carrying value	$1,831,610	$1,756,747

Borrowing availability under the Revolving Credit Facility	$100,000	$60,000

On February 7, 2017, we entered into a Third Amended and Restated Credit Agreement (the “2017 Senior Credit Facility”), consisting of a $556.4 million term loan facility (the “2017 Initial Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Amounts outstanding under the 2017 Initial Term Loan were used to repay amounts outstanding under our prior credit agreement (the “2014 Senior Credit Facility”). On April 3, 2017, we borrowed $85.0 million under an incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”) under the 2017 Senior Credit Facility to fund the Diversified Acquisition. As of September 30, 2017, the 2017 Senior Credit Facility provided total commitments of $736.8 million, consisting of the $636.8 million 2017 Term Loan and the $100.0 million 2017 Revolving Credit Facility. Our quarterly principal payments under the 2017 Term Loan are $1.6 million.

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

Borrowings under the 2017 Term Loan currently bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin will be 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin will be 2.5% for all LIBOR borrowings. As of September 30, 2017, the interest rate on the balance outstanding under the 2017 Term Loan was 3.7%.

Borrowings under the 2017 Revolving Credit Facility currently bear interest, at our option, at either LIBOR plus 1.50% or Base Rate plus 0.50%, in each case based on a first lien leverage ratio test as set forth in the 2017 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) LIBOR plus 1.00%. We are required to pay a commitment fee on the average daily unused portion of the 2017 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio. The 2017 Revolving Credit Facility matures on February 7, 2022, and the 2017 Term Loan matures on February 7, 2024.

 As a result of entering into the 2017 Senior Credit Facility, we recorded a loss on extinguishment of debt of approximately $2.9 million in the nine-months ended September 30, 2017, and we incurred approximately $5.0 million in deferred financing costs that will be amortized over the life of the 2017 Senior Credit Facility.

As of September 30, 2017 and December 31, 2016, we had $525.0 million of 2024 Notes outstanding. The interest rate and yield on the 2024 Notes were 5.125%. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”) at par. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. As of September 30, 2017 and December 31, 2016, we had $700.0 million of 2026 Notes outstanding. The interest rate and yield on the Original 2026 Notes were 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

 Collateral, Covenants and Restrictions

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not gurantee the 2024 Notes and 2026 Notes are minor. As of September 30, 2017, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidaries.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of September 30, 2017 and December 31, 2016, we were in compliance with all required covenants under all our debt obligations.

Maturities

Aggregate minimum principal maturities on long-term debt as of September 30, 2017 were as follows (in thousands):

	Minimum Principal Maturities
Year	2017 Senior Credit Facility	2024 Notes	2026 Notes	Total
2017	$1,604	$-	$-	$1,604
2018	6,417	-	-	6,417
2019	6,417	-	-	6,417
2020	6,417	-	-	6,417
2021	6,417	-	-	6,417
Thereafter	609,566	525,000	700,000	1,834,566
Total	$636,838	$525,000	$700,000	$1,861,838

4.	Fair Value Measurement

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

The carrying amount of our long-term debt was $1.9 billion and $1.8 billion, respectively, and the fair value was $1.9 billion and $1.8 billion, respectively, as of September 30, 2017 and December 31, 2016. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of September 30, 2017 and December 31, 2016 and as such is classified within Level 2 of the fair value hierarchy.

5.	Stockholders’ Equity

We are authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A common stock, 100 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the three and nine-month periods ended September 30, 2017 and 2016, we did not declare or pay any common stock or Class A common stock dividends.

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

The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”). During the nine months ended September 30, 2017, we purchased 322,038 shares of our common stock at an average purchase price of $12.39 per share under the 2016 Repurchase Authorization, for a total cost of $4.0 million. As of September 30, 2017, $69.0 million remains available to purchase shares of our common stock under the 2016 Repurchase Authorization.

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

Under our various employee benefit plans, including our 401k Plan, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of September 30, 2017, we had reserved 1,923,144 shares and 7,632,465 shares of our Class A common stock and common stock, respectively, for future issuance under various employee benefit plans.

6.	Retirement Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plans for the three-month and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$-	$-	$-	$-
Interest cost	1,167	1,185	3,502	3,554
Expected return on plan assets	(1,412)	(1,298)	(4,236)	(3,892)
Loss amortization	121	153	363	458
Net periodic (benefit) cost	$(124)	$40	$(371)	$120

During the nine-month period ended September 30, 2017, we contributed $0.6 million to our defined benefit pension plans. During the remainder of 2017, we expect to make additional contributions to these plans of between $1.7 million and $2.4 million.

During the three and nine-month periods ended September 30, 2017, we contributed $1.4 million and $5.0 million, respectively, in matching contributions to the 401k Plan. During the remainder of 2017, we estimate that our contributions to this plan will be approximately $1.5 million, excluding discretionary profit-sharing contributions.

7.	Share-based Compensation

We recognize compensation expense for share-based payment awards made to our employees, consultants and directors, including stock options and restricted shares awarded under our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. Currently, there are no outstanding share awards under our Directors’ Restricted Stock Plan. The following table provides information on our share-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation expense, gross	$1,532	$1,271	$4,305	$3,827
Income tax benefit at our statutory rate associated with share-based compensation	(597)	(496)	(1,679)	(1,493)
Stock-based compensation expense, net	$935	$775	$2,626	$2,334

The 2017 EICP provides for, and, while awards were available for grant thereunder the 2007 Incentive Plan provided for, the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance, to our employees, consultants and non-employee directors.

During the nine-month period ended September 30, 2017, we granted:

●	307,943 shares of restricted common stock to certain employees, of which 102,648 shares will vest on each of January 31, 2018 and 2019; and 102,647 shares will vest on January 31, 2020;
●	198,220 shares of restricted Class A common stock to an employee, of which 66,073 shares will vest on each of January 31, 2018 and 2019, and 66,074 shares will vest on January 31, 2020; and
●	76,856 shares of restricted Class A common stock to our non-employee directors, all of which will vest on January 31, 2018.

During the nine-month period ended September 30, 2016, we granted:

●

218,452 shares of restricted common stock to certain employees, of which 72,816 shares vested on January 31, 2017; 72,816 shares will vest on January 31, 2018; and 72,820 shares will vest on January 31, 2019;

●	166,677 shares of restricted Class A common stock to an employee, of which 55,559 shares vested on January 31, 2017 and 55,559 shares will vest on each of January 31, 2018 and 2019; and
●	19,048 shares of restricted common stock and 51,935 shares of restricted Class A common stock to certain non-employee directors, all of which vested on January 31, 2017.

A summary of restricted common stock and Class A common stock activity for the nine-month periods ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended
	September 30, 2017		September 30, 2016
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	396,033	$12.06	337,506	$9.57
Granted	307,943	$10.40	237,500	$12.88
Vested	(200,291)	$11.82	(178,973)	$8.46
Outstanding - end of period	503,685	$11.14	396,033	$12.06

Restricted stock - class A common:
Outstanding - beginning of period	415,082	$10.15	374,693	$9.46
Granted	275,076	$10.84	218,612	$11.25
Vested	(227,526)	$10.00	(178,223)	$10.04
Outstanding - end of period	462,632	$10.63	415,082	$10.15

At September 30, 2017 and December 31, 2016, we had outstanding options to acquire 274,746 shares of our common stock, all of which were vested and exercisable. The exercise price of all our outstanding stock options is $1.99 per share. As of September 30, 2017 and December 31, 2016, we did not have any outstanding stock options for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $3.8 million based on the closing market price of our common stock on September 30, 2017.

In October 2017, we granted restricted stock units (“RSUs”) representing 215,500 shares of our common stock to certain non-executive employees, under the provisions of our 2017 EICP. These RSUs will vest on January 31, 2018 and may be settled only by the issuance of shares of our common stock. These RSUs were valued at $3.4 million as of their date of grant. This value will be recorded in our operating expenses on a straight-line basis over the four-month vesting period.

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

9.      Goodwill and Intangible Assets

During the nine-month period ended September 30, 2017, we acquired and disposed of various television broadcast stations and broadcast licenses. See Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. As a result of these transactions, our goodwill and other intangible asset balances changed. A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-month period ended September 30, 2017 is as follows (in thousands):

	Net Balance at	Acquisitions				Net Balance at
	December 31,	And				September 30,
	2016	Adjustments	Dispositions	Impairments	Amortization	2017

Goodwill	$485,318	$125,782	$-	$-	$-	$611,100
Broadcast licenses	1,340,305	202,923	(13,105)	-	-	1,530,123
Definite lived intangible assets	56,250	42,606	-	-	(18,684)	80,172
Total intangible assets net of accumulated amortization	$1,881,873	$371,311	$(13,105)	$-	$(18,684)	$2,221,395

As of September 30, 2017 and December 31, 2016, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2017			As of December 31, 2016
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,583,822	$(53,699)	$1,530,123	$1,394,004	$(53,699)	$1,340,305
Goodwill	611,100	-	611,100	485,318	-	485,318
	$2,194,922	$(53,699)	$2,141,223	$1,879,322	$(53,699)	$1,825,623

Intangible assets subject to amortization:
Network affiliation agreements	$6,134	$(2,905)	$3,229	$1,264	$(1,264)	$-
Other definite lived intangible assets	143,446	(66,503)	76,943	105,792	(49,542)	56,250
	$149,580	$(69,408)	$80,172	$107,056	$(50,806)	$56,250

Total intangibles	$2,344,502	$(123,107)	$2,221,395	$1,986,378	$(104,505)	$1,881,873

Amortization expense for the nine-month periods ended September 30, 2017 and 2016 was $18.7 million and $12.4 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the succeeding five years will be as follows: 2018, $20.4 million; 2019, $15.2 million; 2020, $12.2 million; 2021, $8.1 million; and 2022, $4.8 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the nine-month periods ended September 30, 2017 or 2016.

10.     Income Taxes

For the three and nine-month periods ended September 30, 2017 and 2016, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income tax expense	$10,529	$797	$65,751	$19,109
Effective income tax rate	40.7%	136.5%	40.6%	42.0%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 35.0% to our effective income tax rate. For the nine-month period ended September 30, 2017, these estimates increased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.6% as follows: state income taxes added 4.3% and permanent differences between our U.S. GAAP income and taxable income added 1.3%. For the nine-month period ended September 30, 2016, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 42.0% as follows: state income taxes added 4.6%, permanent differences between our U.S. GAAP income and taxable income added 2.1%, and discrete items added 1.0%, while adjustments to our reserve for uncertain tax positions resulted in a reduction of 0.7%.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our,”) is a television broadcast company headquartered in Atlanta, Georgia, that owns and/or operates over 100 television stations and leading digital assets in markets throughout the United States. As of September 30, 2017, we owned and operated television stations in 57 television markets broadcasting over 200 programming streams, including over 100 channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). As of September 30, 2017, our station group reached approximately 10.4% of total United States television households.

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

On January 17, 2017, we acquired WBAY-TV (ABC), in the Green Bay, Wisconsin television market (DMA 69), and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois or “Quad Cities” television market (DMA 102) (collectively, the “Media General Acquisition”), for $269.9 million.

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

On May 1, 2017, we acquired WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 159) from Community Broadcasting Service and Diversified Broadcasting, Inc. (collectively, the “Diversified Acquisition”) for $85.0 million. On April 1, 2017, we began operating these stations, subject to the control of the seller, under an LMA that terminated upon completion of the acquisition.

On August 1, 2017, we acquired WCAX-TV (CBS) in the Burlington, Vermont – Plattsburgh, New York television market (DMA 97) from Mt. Mansfield Television, Inc., (the “Vermont Acquisition”) for $29.0 million. On June 1, 2017, we began operating these stations, subject to the control of the seller, under an LMA that terminated upon completion of the acquisition.

We refer to the eight stations acquired (excluding the stations acquired in the Clarksburg Acquisition) during the first nine months of 2017 and the stations we commenced operating under LMAs during that period as the “2017 Acquisitions.” We refer to the 13 stations acquired in 2016, and that we retained in those acquisitions (including the stations in the Clarksburg Acquisition that we commenced operating under an LMA on June 1, 2016) as the “2016 Acquisitions.”

For additional information regarding our recent acquisitions, see Note 1 “Basis of Presentation” and Note 2 “Acquisitions” of our unaudited condensed consolidated financial statements contained elsewhere in this report.

Recent Financing Transactions

On February 7, 2017, we entered into the 2017 Senior Credit Facility consisting of a $556.4 million term loan facility (the “2017 Initial Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Borrowings under the 2017 Initial Term Loan were used to repay amounts outstanding under our prior term loan.

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

For the nine-month period ended September 30, 2017, excluding political advertising revenue, our largest advertising customer category was automotive. For the nine-month periods ended September 30, 2017 and 2016, we earned approximately 25% and 23%, respectively, of our total broadcast advertising revenue, excluding political advertising revenue, from automotive customers. Our business and operating results could be materially adversely affected if advertising revenue from automotive customers were to decrease significantly. Our business and operating results could also be materially adversely affected if revenue decreased from one or more other significant advertising categories, such as the medical, restaurant, communications, furniture and appliances, entertainment, or financial service industries.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$110,033	50.2%	$102,172	50.0%	$330,547	50.9%	$296,253	51.5%
National	31,027	14.2%	25,426	12.4%	86,822	13.4%	73,575	12.8%
Political	4,005	1.8%	22,272	10.9%	9,034	1.4%	41,576	7.2%
Retransmission consent	70,150	32.0%	51,096	25.0%	207,094	31.9%	148,914	25.9%
Other	3,762	1.8%	3,524	1.7%	15,622	2.4%	14,528	2.6%
Total	$218,977	100.0%	$204,490	100.0%	$649,119	100.0%	$574,846	100.0%

Results of Operations

Three-Months Ended September 30, 2017 (“2017 three-month period”) Compared to Three-Months Ended September 30, 2016 (“2016 three-month period”)

Revenue. Total revenue increased $14.5 million, or 7%, to $219.0 million in the 2017 three-month period compared to the 2016 three-month period. The 2017 Acquisitions and 2016 Acquisitions collectively accounted for approximately $59.3 million of total revenue in the 2017 three-month period. The 2016 Acquisitions accounted for approximately $37.1 million of total revenue in the 2016 three-month period. Excluding the impact of the 2017 Acquisitions and the 2016 Acquisitions, total revenue at our legacy stations decreased primarily due to a $14.2 million decrease in political advertising revenue, resulting primarily from 2017 being the “off-year” of the two-year election cycle. In addition, local and national advertising revenue was impacted by our broadcast of the 2016 Olympic Games in the 2016 nine-month period that produced approximately $8.2 million of local and national advertising revenue. These decreases were partially offset by increases of $10.0 million of retransmission consent revenue in the 2017 three-month period.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss on disposal of assets) increased $18.7 million, or 16%, to $139.4 million in the 2017 three-month period due primarily to the 2017 Acquisitions and 2016 Acquisitions, which accounted for approximately $34.9 million of broadcast expenses in the 2017 three-month period. The 2016 Acquisitions accounted for approximately $20.9 million of our broadcast expenses in the 2016 three-month period. In addition to the impact of the 2017 Acquisitions and the 2016 Acquisitions, non-compensation expense at our legacy stations increased $5.9 million primarily as a result of a $5.3 million increase in retransmission expense, consistent with the increase in retransmission consent revenue. Non-cash stock based compensation expenses were $0.4 million and $0.3 million in the 2017 and 2016 three-month periods, respectively.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $1.1 million, or 15%, to $8.3 million in the 2017 three-month period compared to the 2016 three-month period, primarily as a result of increased professional services and promotional expenses. Non-cash share based compensation expenses were $1.2 million and $1.0 million in the 2017 and 2016 three-month periods, respectively.

Depreciation. Depreciation of property and equipment increased $1.6 million, or 14%, to $13.1 million in the 2017 three-month period compared to the 2016 three-month period. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2017 Acquisitions and the 2016 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets increased approximately $2.2 million, or 53%, to $6.5 million during the 2017 three-month period compared to the 2016 three-month period. Amortization expense increased primarily due to the additional definite-lived intangible assets acquired as a part of the 2017 Acquisitions and the 2016 Acquisitions.

Interest expense. Interest expense decreased $3.7 million or 13% to $24.2 million in the 2017 three-month period compared to the 2016 three-month period. This decrease was attributable to the net effect of an increase in the average borrowings outstanding, offset by a decrease in our average interest rates. The average interest rate on our total outstanding debt balance was 4.9% and 5.6% during the 2017 three-month period and the 2016 three-month period, respectively. Our average outstanding debt balance was $1.9 billion and $1.7 billion during the 2017 three-month period and the 2016 three-month period, respectively, with the increase primarily attributable to the borrowings to finance the 2017 Acquisitions and 2016 Acquisitions.

Loss from early extinguishment of debt. In the 2016 three-month period we completed a tender offer and redemption of our then outstanding 7½% senior notes due 2020 (the “Tender Offer” and the “Redemption”). We recorded a loss from early extinguishment of debt of approximately $32.0 million ($19.5 million net of tax) in the 2016 three-month period, consisting of Tender Offer premiums of $18.2 million, premiums related to the Redemption of $9.1 million, the write off of unamortized deferred financing costs of $8.0 million and the payment of approximately $0.2 million in legal and other professional fees; but reduced by the recognition of un-accreted net premium of $3.5 million.

Income tax expense. We recognized income tax expense of $10.5 million and $0.8 million for the 2017 and 2016 three-month periods, respectively. For the 2017 and 2016 three-month periods, our effective income tax rate was 40.7% and 136.5%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2017 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate as follows: state income taxes added 4.5%, permanent differences between our U.S. GAAP income and taxable income added 1.3%, and discrete items decreased the effective rate by 0.1%.

Nine-Months Ended September 30, 2017 (“2017 nine-month period”) Compared to Nine-Months Ended September 30, 2016 (“2016 nine-month period”)

Revenue. Total revenue increased $74.3 million, or 13%, to $649.1 million in the 2017 nine-month period as compared to the 2016 nine-month period. The 2017 Acquisitions and 2016 Acquisitions collectively accounted for approximately $167.9 million of total revenue in the 2017 nine-month period. The 2016 Acquisitions accounted for approximately $87.9 million of total revenue in the 2016 nine-month period. Excluding the impact of the 2017 Acquisitions and the 2016 Acquisitions, total revenue at our legacy stations decreased primarily due to a decrease of $28.9 million in political advertising revenue, resulting primarily from 2017 being the “off-year” of the two-year election cycle. This decrease at our legacy stations was offset by increases of $28.9 million in retransmission consent revenue in the 2017 nine-month period.

Local and national advertising revenue declined, in part, as a result of the impact of the broadcast of the 2017 Super Bowl on our FOX-affiliated stations generating approximately $0.6 million of local and national advertising revenue, compared to $1.6 million that we earned from the broadcast of the 2016 Super Bowl on our CBS-affiliated stations. Local and national advertising revenue also declined because the 2016 nine-month period included approximately $8.2 million of revenue from the broadcast of the 2016 Olympic Games.

Broadcast expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $59.8 million, or 17%, to $406.4 million in the 2017 nine-month period due primarily to the 2017 Acquisitions and 2016 Acquisitions, which accounted for approximately $95.1 million of broadcast expenses in the 2017 nine-month period. The 2016 Acquisitions accounted for approximately $52.6 million of our broadcast expenses in the 2016 nine-month period. In addition to the impact of the 2017 Acquisitions and the 2016 Acquisitions, non-compensation expense at our legacy stations increased $18.5 million primarily as a result of a $15.7 million increase in retransmission expense, consistent with the increased retransmission consent revenue, and $5.2 million of professional fees. Non-cash stock based compensation expenses were $1.1 million and $0.9 million in the 2017 and 2016 nine-month periods, respectively.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) decreased $7.0 million, or 22%, to $24.4 million for the 2017 nine-month period period compared to the 2016 nine-month period primarily as a result of decreases of $7.7 million in professional fees related to acquisitions. We recorded corporate non-cash stock-based compensation expense of $3.2 million and $2.9 million in the 2017 and 2016 nine-month periods, respectively.

Depreciation. Depreciation of property and equipment increased $4.3 million, or 13%, to $38.6 million for the 2017 nine-month period as compared to the 2016 nine-month period. Depreciation increased due to additional property and equipment being placed in service due to routine asset purchases and the 2017 Acquisitions and the 2016 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets increased $6.3 million, or 51%, to $18.7 million during the 2017 nine-month period compared to the 2016 nine-month period due to amortization of the additional definite-lived intangible assets of the 2017 Acquisitions and 2016 Acquisitions.

Interest expense. Interest expense decreased $2.3 million, or 3%, to $71.2 million for the 2017 nine-month period compared to the 2016 nine-month period. This was attributable to a decrease in our average interest rates, partially offset by an increase in our average borrowings outstanding. The average interest rate on our total outstanding debt balance was 4.9% and 5.6% during the 2017 nine-month period and the 2016 nine-month period, respectively. Our average outstanding debt balance was $1.8 billion and $1.6 billion during the 2017 nine-month period and the 2016 nine-month period, respectively, with the increase primarily attributable to the borrowings to finance the 2017 Acquisitions and 2016 Acquisitions.

Loss from early extinguishment of debt. In the 2017 nine-month period, we recorded a loss from early extinguishment of debt of approximately $2.9 million, as a result of entering into our 2017 Senior Credit Facility. In the 2016 nine-month period we completed the Tender Offer and Redemption, and we recorded a loss from early extinguishment of debt of approximately $32.0 million ($19.5 million net of tax) in the 2016 nine-month period, consisting of Tender Offer premiums of $18.2 million, premiums related to the redemption of $9.1 million, the write off of unamortized deferred financing costs of $8.0 million and the payment of approximately $0.2 million in legal and other professional fees; but reduced by the recognition of un-accreted net premium of $3.5 million.

Income tax expense. We recognized income tax expense of $65.8 million and $19.1 million in the 2017 and 2016 nine-month periods, respectively. For the 2017 and 2016 nine-month periods, our effective income tax rate was 40.6% and 42.0%, respectively. The primary reason for the increase in our income tax expense was the increase in our pre-tax income in the 2017 nine-month period compared to the 2016 nine-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2017 nine-month period, these estimates increased our statutory Federal income tax rate of 35.0% to our effective income tax rate as follows: state income taxes added 4.3% and permanent differences between our U.S. GAAP income and taxable income added 1.3%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$114,346	$103,419
Net cash used in investing activities	(336,334)	(469,504)
Net cash provided by financing activities	69,653	499,165
(Decrease) increase in cash	$(152,335)	$133,080

	As of
	September 30, 2017	December 31, 2016
Cash	$172,854	$325,189
Long-term debt	$1,831,610	$1,756,747
Borrowing availability under the Revolving Credit Facility	$100,000	$60,000

Our 2017 Senior Credit Facility consists of the 2017 Revolving Credit Facility and the 2017 Term Loan. Excluding accrued interest, the amount outstanding under our 2017 Senior Credit Facility as of September 30, 2017 and the 2014 Senior Credit Facility as of December 31, 2016 consisted solely of a term loan totaling $636.8 million and $556.4 million, respectively. On April 3, 2017, we borrowed $85.0 million under the 2017 Incremental Term Loan. Our maximum borrowing availability under our 2017 Revolving Credit Facility is limited by our required compliance with certain restrictive covenants, including a first lien net leverage ratio covenant.

As of September 30, 2017, the interest rate on the balance outstanding under the 2017 Senior Credit Facility was 3.7%. As of December 31, 2016, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.9%.

Borrowings under the 2017 Term Loan currently bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin will be 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin will be 2.5% for all LIBOR borrowings.

Borrowings under the 2017 Revolving Credit Facility currently bear interest, at our option, at either LIBOR plus 1.50% or the Base Rate plus 0.50%, in each case based on a first lien leverage ratio test as set forth in the 2017 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) LIBOR plus 1.00%. We are required to pay a commitment fee on the average daily unused portion of the 2017 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio. The 2017 Revolving Credit Facility matures on February 7, 2022 and the 2017 Term Loan matures on February 7, 2024.

 As a result of the amendment and restatement of our prior senior credit facility in the form of the 2017 Senior Credit Facility, we recorded a loss from early extinguishment of debt of approximately $2.9 million in the 2017 nine-month period, and we incurred approximately $5.0 million in deferred financing costs that will be amortized over the term of the 2017 Senior Credit Facility. Our quarterly principal payments under the 2017 Term Loan are $1.6 million.

As of September 30, 2017 and December 31, 2016, we had $525.0 million of 2024 Notes outstanding. The interest rate and yield on the 2024 Notes were 5.125%. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year, commencing on April 15, 2017.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”) at par. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. As of September 30, 2017 and December 31, 2016, we had $700.0 million of 2026 Notes outstanding. The interest rate and yield on the Original 2026 Notes were each 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company with no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not gurantee the 2024 Notes and 2026 Notes are minor. As of September 30, 2017, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidaries.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of September 30, 2017 and December 31, 2016, we were in compliance with all required covenants under all our debt obligations.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $114.3 million in the 2017 nine-month period compared to $103.4 million in the 2016 nine-month period. The increase of $10.9 million in the 2017 nine-month period was the result of a $69.9 million increase in net income, partially offset by a $49.5 million decrease in net non-cash expenses, primarily depreciation, amortization of intangible assets, deferred income taxes and gain on disposal of assets. Changes in our working capital accounts used $9.5 million of cash. These changes were primarily due to the impact on our statement of operations from changes in the components of our debt financing, changes in our tax position, the 2017 Acquisitions, the 2016 Acquisitions and the gain on disposal of assets resulting from the FCC Sprectrum Auction.

Net cash used in investing activities was $336.3 million in the 2017 nine-month period compared to net cash used in investing activities of $469.5 million for the 2016 nine-month period. The decrease was largely due to decreased use of cash for acquisition activity in the 2017 nine-month period.

Net cash provided by financing activities was approximately $69.7 million in the 2017 nine-month period compared to net cash provided by financing activities of $499.2 million in the 2016 nine-month period. Net cash provided by financing activities in the 2017 nine-month period was primarily from borrowings of $85.0 million under 2017 Term Loan; reduced by $4.6 million of quarterly principal payments under the 2017 Term Loan; reduced by $5.0 million of deferred financing costs primarily related to the 2017 Senior Credit Facility. Also, in the 2017 nine-month period we used $4.0 million to repurchase shares of our common stock and made $1.8 million of payments for taxes related to net share settlements of equity awards.

Liquidity

As of September 30, 2017, we had $6.4 million in debt principal payments due over the next twelve months. We estimate that we will make approximately $90.8 million in debt interest payments over the twelve months immediately following September 30, 2017.

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

Capital Expenditures

Capital expenditures in the 2017 and 2016 nine-month periods were $21.4 million and $33.2 million, respectively. We anticipate that our capital expenditures for the remainder of 2017 will range between approximately $14.0 million and $15.0 million.

Results of FCC Spectrum Auction

On August 7, 2017, we received $90.8 million resulting from our relinquishment of two licenses in the FCC’s Spectrum Auction. Due to prior planning in connection with this transaction and our recently completed acquisitions, we anticipate that we will be able to defer any related income tax payments on a long-term basis.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2017 nine-month period we made income tax payments (net of refunds) of $1.2 million. During the remainder of 2017, we anticipate making income tax payments (net of refunds) of approximately $0.6 million. Income tax payments are likely to be higher beginning in 2018, assuming no significant changes to the corporate tax code as currently in effect, as a result of our utilization of certain of our net operating loss carryforwards.

During the 2017 nine-month period, we contributed $0.6 million to our defined benefit pension plan. During the remainder of 2017, we expect to make additional contributions to these plans of between $1.7 million and $2.4 million.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2016 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2017 has not materially changed since December 31, 2016. The market risk profile as of December 31, 2016 is disclosed in our 2016 Form 10-K.

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

There were no changes in our internal controls over financial reporting during the three-month period ended September 30, 2017 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock or Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of September 30, 2017, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

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

The Company did not repurchase any shares of common stock or Class A common stock under these authorizations during the three-months ended September 30, 2017.

Item 6.     Exhibits

Exhibit 10.1	Executive and Key Employee Change in Control Severance Plan*

Exhibit 10.2	Form of Employee Restricted Stock Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan*

Exhibit 10.3	Form of Employee Restricted Stock Units Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan*

Exhibit 31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: November 6, 2017	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer