Form 10-K
period 2017-12-31
GRAY TELEVISION INC
filed 2018-02-27
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-0285030 (I.R.S. Employer Identification No.)
4370 Peachtree Road, NE Atlanta, GA (Address of Principal Executive Offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (no par value) Common Stock (no par value)	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐
Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2017: Class A Common Stock and Common Stock; no par value –$874,760,950.

The number of shares outstanding of the registrant’s classes of common stock as of February 23, 2018: Class A Common Stock; no par value –6,729,035 shares; Common Stock, no par value –83,591,627 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A are incorporated by reference into Part III hereof.

Gray Television Inc.

INDEX

PART 1

Item 1.	Business.

In this annual report on Form 10-K (the “Annual Report”), unless otherwise indicated or the context otherwise requires, the words “Gray,” the “Company,” “we,” “us,” and “our” refer to Gray Television, Inc. and its consolidated subsidiaries. For more information on variable interest entities, see Item 8, Note 1 “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein. The discussion herein of the television (or “TV”) stations that we own and operate does not include our interest in the television and radio stations owned by Sarkes Tarzian, Inc.

Our common stock and our Class A common stock are listed on The New York Stock Exchange (the “NYSE”) under the symbols “GTN” and “GTN.A.”

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company (“Nielsen”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying economic assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data.

General

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of February 23, 2018, we owned and operated television stations in 57 television markets broadcasting over 200 separate programming streams, including over 100 affiliates of the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). We refer to these major broadcast networks collectively as the “Big Four” networks.

In addition to a primary broadcast channel, each of our stations can also broadcast additional secondary digital channels within a market by utilizing the same bandwidth, but with different programming from the primary channel. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network (“MeTV”), This TV Network (“This TV”), Antenna TV (“Ant.”), Telemundo (“Tel.”), Cozi, Heroes and Icons (“H&I”) and MOVIES! Network (“Movies”). Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast local news/weather channels in some markets (“News”). Our combined TV station group reaches approximately 10.4% of total United States television households.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of commercials, tower rentals and management fees. For the years ended December 31, 2017, 2016 and 2015 we generated revenue of $882.7 million, $812.5 million, $597.4 million, respectively.

Markets and Stations

We operate in markets below the top 50 designated market areas (“DMAs”) and have strong, market leading positions in our markets. We believe a key driver for our strong market position is the strength of our local news and information programs. We believe that our market position and our strong local revenue streams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2017 and 2016, our largest market by revenue was Springfield, Missouri, which contributed approximately 5% of our revenue in each year. Our top 10 markets by Company revenue contributed approximately 30% and 36% of our revenue for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, our NBC-affiliated channels accounted for 33% and 36%, respectively, of our revenue; our CBS-affiliated channels accounted for 36% and 35%, respectively, of our revenue; our ABC-affiliated channels accounted for 18% and 18%, respectively, of our revenue; and our FOX-affiliated channels accounted for less than 1% and approximately 1%, respectively, of our revenue.

In each of our markets, we own and/or operate at least one station broadcasting a primary channel affiliated with the Big Four networks. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. Most of our stations also broadcast secondary digital channels that are affiliated with various networks. The terms of our affiliations with these networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates through December 2021.

Television Industry Background

The Federal Communications Commission (the “FCC”) grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any one geographic area. Each commercial television station in the United States is assigned by Nielsen to one of 210 DMAs. These markets are ranked in size according to their number of television households, with the market having the largest number of television households ranked number one (New York City). Each DMA is an exclusive geographic area consisting of all counties (and in some cases, portions of counties) in which the home-market commercial television stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in each DMA.

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

Strategy

Our success is based on the following strategies:

Grow by Leveraging our Diverse National Footprint. We serve a diverse and national footprint of television stations in 57 television markets that cover approximately 10.4% of United States television households. We currently operate in DMAs ranked between 61 and 209, of which many are markets with universities and/or state capitals. We believe markets with universities and state capitals provide significant advantages as they generally offer more favorable advertising demographics, more stable economics and a stronger affinity between local stations and university sports teams than other markets. We also seek to operate in markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are also diversified across our programming, broadcasting over 200 programming streams, including over 100 affiliates of CBS, NBC, ABC and FOX.

Maintain and Grow our Market Leadership Position. Based on the consolidated results of the four Nielsen “sweeps” periods in 2017, our owned and operated television stations achieved the #1 ranking in overall audience in 42 of our 57 markets and the #1 ranking in local news audience in 39 of our markets. In addition, our stations achieved the #1 or #2 ranking in both overall audience and news audience in all 57 of our 57 markets.

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

We also believe that our local market leadership positions help us in negotiating more beneficial terms in our major network affiliation agreements, which expire at various dates through December 2021, and in our syndicated programming agreements. These leadership positions also give us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (or “DBS”) operators, and other multichannel video programming distributors (or “MVPDs”).

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

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, from October 31, 2013 through December 31, 2017, we completed 23 acquisition transactions and three divestiture transactions. These transactions added a net total of 51 television stations in 31 television markets, including 26 new television markets, to our operations. For more information on these transactions see Note 2 “Acquisitions and Dispositions” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in each of 2017, 2016 and 2015, which we may also refer to collectively as our acquisitions, our recent acquisitions or the acquisitions.

Continue to Monetize Digital Spectrum. We currently broadcast over 100 secondary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. Our strategy includes expanding upon our digital offerings and sales. We also evaluate opportunities to use spectrum for future delivery of data to mobile devices using a new transmission standard.

Continue to Return Capital to Our Shareholders. In the fourth quarter of 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock (the “2016 Repurchase Authorization”) through December 31, 2019. As of December 31, 2017, $69.0 million remained available to purchase shares of our common stock under the 2016 Repurchase Authorization. We plan to continue to return additional capital to our shareholders by repurchasing our common stock from time to time for the duration of the authorization, although any future repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations.

Continue to Maintain Prudent Cost Management. Historically, we have closely managed our costs to maintain and improve our margins. We believe that our market leadership position provides us additional negotiating leverage to enable us to lower our syndicated programming costs. We have increased the efficiency of our stations by automating video production and back office processes. We believe that we will be able to further benefit from our cost and operational efficiencies as we continue to grow.

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. During 2017 and 2016, we acted to improve the terms of our debt by amending or replacing our long term debt in order to lock in more attractive terms while interest rates are at relatively low levels. Also during 2017, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $14.50 per share. The net proceeds of the offering were $238.9 million, after deducting underwriting discounts and expenses.

Stations

The following table provides information about television stations owned by Gray Television, Inc. as of February 23, 2018:

					Primary
					Broadcast	Primary Channel
		Station		Network	License	Station	News
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)	DMA (e)

61	Knoxville, TN	WVLT		CBS	8/1/2021	2	3
61	Knoxville, TN	WBXX		CW	8/1/2021	4	5
63	Lexington, KY	WKYT		CBS	8/1/2021	1	1
(f)	Hazard, KY	WYMT		CBS	8/1/2021	2	3
67	Wichita/Huthcinson, KS	KWCH		CBS	6/1/2022	1	1
67	Wichita/Huthcinson, KS	KSCW		CW	6/1/2022	5	4
67	(Ensign, KS)	KBSD	(g)	CBS	6/1/2022
67	(Goodland, KS)	KBSL	(g)	CBS	6/1/2022
67	(Hays, KS)	KBSH	(g)	CBS	6/1/2022
69	Green Bay/Appleton	WBAY		ABC	12/1/2021	1	2
70	Roanoke/Lynchburg, VA	WDBJ		CBS	10/1/2020	1	1
71	Flint/Saginaw/Bay City, MI	WJRT		ABC	10/1/2021	2	2
73	Charleston/Huntington, WV	WSAZ		NBC	10/1/2020	1	1
73	Charleston/Huntington, WV	WQCW		CW	10/1/2021	7	5
74	Omaha, NE	WOWT		NBC	6/1/2022	2	2
75	Springfield, MO	KYTV		NBC	2/1/2022	1	1
75	Springfield, MO	KYCW		CW	2/1/2022	4	4
75	Springfield, MO	KSPR		ABC	2/1/2022	3	2
78	Toledo, OH	WTVG		ABC	10/1/2021	1	1
81	Madison, WI	WMTV		NBC	12/1/2021	2	2
86	Waco/Temple/Bryan, TX	KWTX		CBS	8/1/2022	1	1
86	Waco/Temple/Bryan, TX	KBTX		CBS	8/1/2022	5	3
87	Colorado Springs/Pueblo, CO	KKTV		CBS	4/1/2022	1	2
91	Cedar Rapids, IA	KCRG		ABC	2/1/2022	1	1
96	South Bend/Elkhart, IN	WNDU		NBC	8/1/2021	2	2
97	Burlington, VT - Plattsburgh, NY	WCAX		CBS	4/1/2023	1	1
100	Greenville/New Bern/Washington, NC	WITN		NBC	12/1/2020	1	1
102	Davenport, IA (Quad Cities)	KWQC		NBC	2/1/2022	1	1
105	Reno, NV	KOLO		ABC	10/1/2022	2	1
106	Lincoln/Hastings/Kearney, NE	KOLN		CBS	6/1/2022	1	1
106	(Grand Island, NE)	KGIN	(g)	CBS	6/1/2022
106	Lincoln/Hastings/Kearney, NE	KSNB		NBC	6/1/2022	4	4
108	Tallahassee, FL/Thomasville, GA	WCTV		CBS	4/1/2021	1	1
108	Tallahassee, FL/Thomasville, GA	WFXU		MY	2/1/2021	(h)	(h)
110	Sioux Falls, SD	KSFY		ABC	4/1/2022	2	2
110	(Pierre, SD)	KPRY	(g)	ABC	4/1/2022
112	Augusta, GA/Aiken, SC	WRDW		CBS	4/1/2021	2	2
112	Augusta, GA/Aiken, SC	WAGT		NBC	4/1/2021	4	4
113	Fargo/Valley City, ND	KVLY		NBC/CBS	4/1/2022	1	2
113	Fargo/Valley City, ND	KXJB		CBS	4/1/2022	3	4
115	Lansing, MI	WILX		NBC	10/1/2021	2	2
129	La Crosse/Eau Claire, WI	WEAU		NBC	12/1/2021	1	1
134	Wausau/Rhinelander, WI	WSAW		CBS	12/1/2021	1	2
134	Wausau/Rhinelander, WI	WZAW		FOX	12/1/2021	4	4
137	Monroe/El Dorado, LA	KNOE		CBS/ABC	6/1/2021	1	1
138	Rockford, IL	WIFR		CBS	12/1/2021	1	1
139	Topeka, KS	WIBW		CBS	6/1/2022	1	1

Stations owned by Gray Television, Inc. (continued):

					Primary
					Broadcast	Primary Channel
		Station		Network	License	Station	News
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)	DMA (e)

141	Minot/Bismarck/Dickinson, ND	KFYR		NBC	4/1/2022	1	1
141	(Minot, ND)	KMOT	(g)	NBC	4/1/2022
141	(Williston, ND)	KUMV	(g)	NBC	4/1/2022
141	(Dickinson, ND)	KQCD	(g)	NBC	4/1/2022
141	Minot/Bismarck/Dickinson, ND	KNDX		FOX	4/1/2022	3	4
141	(Minot, ND)	KXND	(g)	FOX	4/1/2022
144	Odessa/Midland, TX	KOSA		CBS	8/1/2022	1	1
147	Anchorage, AK	KTUU		NBC	2/1/2023	1	1
147	Anchorage, AK	KYES		MY	2/1/2023	7	(i)
151	Panama City, FL	WJHG		NBC	2/1/2021	1	2
151	Panama City, FL	WECP		CBS	2/1/2021	3	3
154	Albany, GA	WSWG		CBS	4/1/2021	2	(i)
156	Bangor, ME	WABI		CBS	4/1/2023	1	1
159	Gainesville, FL	WCJB		ABC	2/1/2021	1	1
160	Sherman, TX/Ada, OK	KXII		CBS/FOX	8/1/2022	1	1
160	(Paris, TX)	KXIP	(g)	CBS	8/1/2022
169	Clarksburg/Weston, WV	WDTV		CBS	10/1/2020	2	2
169	Clarksburg/Weston, WV	WVFX		FOX	10/1/2020	4	4
170	Rapid City, SD	KOTA		ABC	4/1/2022	1	1
170	Rapid City, SD	KEVN		FOX	4/1/2022	4	3
170	(Lead, SD)	KHSD	(g)	ABC/FOX	4/1/2022
170	(Sheridan, WY)	KSGW	(g)	ABC	10/1/2022
173	Dothan, AL	WTVY		CBS	4/1/2021	1	1
173	Dothan, AL	WRGX		NBC	4/1/2021	4	4
175	Harrisonburg, VA	WHSV		ABC	10/1/2020	1	1
175	Harrisonburg, VA	WSVF		FOX/CBS	10/1/2020	3	2
178	Alexandria, LA	KALB		NBC/CBS	6/1/2021	1	1
180	Marquette, MI	WLUC		NBC/FOX	10/1/2021	1	1
181	Bowling Green, KY	WBKO		ABC/FOX	8/1/2021	1	1
183	Charlottesville, VA	WCAV		CBS	10/1/2020	2	2
183	Charlottesville, VA	WVAW		ABC	10/1/2020	3	5
183	Charlottesville, VA	WAHU		FOX	10/1/2020	4	3
184	Laredo, TX	KGNS		NBC/ABC	8/1/2022	2	1
184	Laredo, TX	KYLX		CBS	8/1/2022	6	8
187	Grand Junction/Montrose, CO	KKCO		NBC	4/1/2022	2	1
187	Grand Junction/Montrose, CO	KJCT		ABC	4/1/2022	3	3
190	Twin Falls, ID	KMVT		CBS	10/1/2022	1	1
190	Twin Falls, ID	KSVT		FOX	10/1/2022	4	3
191	Meridian, MS	WTOK		ABC	6/1/2021	1	1
194	Parkersburg, WV	WTAP		NBC	10/1/2020	1	1
194	Parkersburg, WV	WIYE		CBS	10/1/2020	3	(i)
194	Parkersburg, WV	WOVA		FOX	10/1/2020	4	2
197	Cheyenne, WY/Scottsbluff, NE	KGWN		CBS	10/1/2022	1	1
197	(Scottsbluff, NE)	KSTF	(g)	CBS	6/1/2022
197	Cheyenne, WY/Scottsbluff, NE	KCHY		NBC	10/1/2022	2	2
198	Casper/Riverton, WY	KCWY		NBC	10/1/2022	1	2
202	Fairbanks, AK	KXDF		CBS	2/1/2023	2	2
202	Fairbanks, AK	KTVF		NBC	2/1/2023	1	1
202	Fairbanks, AK	KFXF		MY	2/1/2023	6	(i)
206	Presque Isle, ME	WAGM		CBS/FOX	4/1/2023	1	1
209	North Platte, NE	KNOP		NBC	6/1/2022	1	1
209	(Scottsbluff, NE)	KNEP	(g)	ABC/NBC	6/1/2022
209	North Platte, NE	KNPL		CBS	6/1/2022	2	2
209	North Platte, NE	KIIT		FOX	6/1/2022	3	3

(a)	DMA rank for the 2017-2018 television season based on information published by Nielsen.

(b)	Indicates primary network affiliations. All primary channels and nearly all of our secondary channels broadcast by the stations are affiliated with at least one broadcast network.

(c)	Indicates expiration dates of FCC broadcast licenses.

(d)	Based on Nielsen data for the February, May, July and November 2017 rating periods.

(e)	Based on Nielsen data for the February, May, July and November 2017 rating periods for various news programs.

(f)	The rankings shown for WYMT are based on Nielsen data for the trading area (an area not defined as a distinct DMA) for the four most recent reporting periods.

(g)	This station is a satellite station under FCC rules and simulcasts the programming of our primary channel in its market. This station may offer some locally originated programming, such as local news.

(h)	We expect this station to become operational during the second quarter of 2018.

(i)	This station does not currently broadcast local news that is specific to its market.

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

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the Christmas holiday season. Broadcast advertising revenue is also typically higher in even-numbered years due to spending by political candidates, political parties and special interest groups during the “on year” of the two-year election cycle. This political advertising spending typically is heaviest during the fourth quarter. In addition, the broadcast of Olympic Games by our NBC-affiliated stations during even-numbered years generally leads to increased viewership and revenue during those years.

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2017, 2016 or 2015, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2017, 2016 and 2015, we derived approximately 25%, 22% and 24%, respectively, of our total broadcast advertising revenue from our customers in the automotive industry. Revenue from this industry represents a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two year election cycle.

Station Network Affiliations. The Big Four major broadcast networks dominate broadcast television in terms of the amount of viewership that their original programming attracts. The “Big Three” major broadcast networks of CBS, NBC, and ABC provide their respective network affiliates with a majority of the programming broadcast each day. FOX, CW and My Network provide their affiliates with a smaller portion of each day’s programming compared to the Big Three networks. The CW Plus Network generally provides programming for the entire broadcast day for CW affiliates in markets smaller than the top 100 DMAs.

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

We do not account for barter revenue and related barter expense generated from syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

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

Audience. Stations compete for audience based on broadcast program popularity, which has a direct effect on advertising rates. Networks supply a substantial portion of our affiliated stations’ daily programming. Affiliated stations depend on the performance of the network programs to attract viewers. There can be no assurance that any such current or future programming created by our affiliated networks will achieve or maintain satisfactory viewership levels. Stations program non-network time periods with a combination of locally produced news, public affairs and entertainment programming, including national news or syndicated programs purchased for cash, cash and barter, or barter only.

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

Programming. Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell “first run” and “off network” or rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to first run programming (such as Wheel of Fortune) and off network reruns (such as Seinfeld). Broadcast stations also compete for exclusive news stories and features. While cable networks or internet service providers generally do not compete with local stations for programming, some national cable networks or internet service providers from time to time have acquired programs that would have been offered to, or otherwise might have been broadcast by, local television stations.

Advertising. Advertising revenues comprise the primary source of revenues for our stations. Our stations compete with other television stations for advertising revenues in their respective markets. Our stations also compete for advertising revenue with other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, internet websites, and local cable and other MVPD systems. In the broadcast industry, advertising revenue competition occurs primarily within individual markets.

Federal Regulation of the Television Broadcast Industry

General. Under the Communications Act of 1934 (the “Communications Act”), television broadcast operations such as ours are subject to the jurisdiction of the FCC. Among other things, the Communications Act empowers the FCC to: (i) issue, revoke and modify broadcasting licenses; (ii) regulate stations’ operations and equipment; and (iii) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior FCC approval.

License Grant and Renewal. The FCC grants broadcast licenses to television stations for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of television stations. The Communications Act requires the FCC to renew a licensee’s broadcast license if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. Historically the FCC has renewed broadcast licenses in substantially all cases. While we are not currently aware of any facts or circumstances that might prevent the renewal of our stations’ licenses at the end of their respective license terms, we cannot provide any assurances that any license will be renewed. Our failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business. Under the Communications Act, the term of a broadcast license is automatically extended pending the FCC’s processing of a renewal application. For further information regarding the expiration dates of our stations’ current licenses and renewal application status, see the table under the heading “Markets and Stations.”

Media Ownership Restrictions and FCC Proceedings. The FCC’s broadcast ownership rules affect the number, type and location of broadcast properties that we may hold or acquire. The FCC adopted significant changes to its ownership rules which took effect in February 2018. The new rules will continue to limit the common ownership, operation or control of, and “attributable” interests or voting power in, television stations serving the same area. The current rules limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In November 2017, the FCC released an Order that eliminated or relaxed several long-standing media ownership rules. Specifically, the Order (i) eliminated the newspaper/broadcast cross-ownership rule, (ii) eliminated the radio/television cross-ownership rule, (iii) loosened the existing rules governing ownership of local television stations as described above and (iv) reversed the FCC’s earlier decision to treat television joint sales agreements as attributable ownership interests.

Local TV Ownership Rules. The FCC’s current television ownership rules allow one entity to own two commercial television stations in a DMA as long as the specified service contours of the stations do not overlap or, if they do, at least one of the stations is not ranked among the top four stations in the DMA (the “Top Four Prohibition”). Under its rules adopted in November 2017, the Commission will consider requests for waiver of the Top Four Prohibition on a case-by-case basis.

National Television Station Ownership Rule. The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations. In December 2017, the Commission issued a notice of proposed rulemaking seeking comment on whether it should modify or eliminate the national cap, including the UHF discount.

Conclusion. The FCC’s media ownership proceedings are on-going and, in many cases, are or will be subject to further judicial and potentially Congressional review. We cannot predict the outcome of any of these current or potential proceedings.

Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other television properties in the same areas as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of television broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. 80a-3, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market television broadcast company; and (vi) time brokerage of a television broadcast station by a same-market television broadcast company providing more than 15 percent of the station’s weekly programming.

Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage components generally are not deemed attributable under the FCC’s current rules and policies. However, the FCC previously requested comment on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules. The Department of Justice has taken steps under the antitrust laws to block certain transactions involving joint sales or other services agreements.

To our knowledge, no officer, director or five percent or greater shareholder currently holds an attributable interest in another television station that is inconsistent with the FCC’s ownership rules and policies or with our ownership of our stations.

Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. The Communications Act bars the following from holding broadcast licenses: foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation. Foreign individuals or entities, collectively, may directly or indirectly own or vote no more than 20 percent of the capital stock of a licensee or 25 percent of the capital stock of a corporation that directly or indirectly controls a licensee. The 20 percent limit on foreign ownership of a licensee may not be waived. In September 2016, the Commission adopted an Order that allows broadcast licensees to use streamlined procedures when filing a petition for declaratory ruling seeking FCC approval to exceed the 25 percent foreign ownership benchmark for a parent company. The Commission also clarified the methodology for publicly traded broadcasters to assess compliance with the foreign ownership limits.

We serve as a holding company for our subsidiaries, including subsidiaries that hold station licenses. Therefore, absent a grant of a declaratory ruling, we may be restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.

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

EEO Rules. The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the EEO rules and may be sanctioned for noncompliance.

MVPD Retransmission of Local Television Signals. Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all MVPD systems serving their market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s signal without its consent (“retransmission consent”). Stations must make this election by October 1 every three years, and stations most recently made such elections by October 1, 2017. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current carriage cycle commenced on January 1, 2018, and ends on December 31, 2020. Our stations have elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets.

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

Broadcast Spectrum. In February 2012, Congress passed legislation that granted the FCC authority to conduct an auction of certain spectrum currently used by television broadcasters. On May 15, 2014, the FCC adopted a Report and Order (the “2014 Report”) establishing the framework for an incentive auction of broadcast television spectrum. The 2014 Report created a two part incentive auction framework (the “Incentive Auction”); (1) a reverse auction pursuant to which a television broadcaster could volunteer, in return for payment, to relinquish all or a part of its station’s spectrum by (i) surrendering its license, (ii) relinquishing a portion of its spectrum and thereafter sharing spectrum with another station, or (iii) modifying a UHF channel license to a VHF channel license; and (2) a forward auction pursuant to which wireless carriers bid for the relinquished spectrum to offer wireless services. In April 2017, the Commission issued a Public Notice announcing the conclusion of the Incentive Auction, which resulted in 84 MHz of broadcast spectrum being repurposed for wireless use.

Now that the Incentive Auction has concluded, the FCC has begun the process of reallocating the 84 MHz of spectrum to new users. Specifically, the FCC is requiring certain television stations that did not sell their spectrum in the reverse auction to change channels and modify their transmission facilities. The FCC is required to use “reasonable efforts” to preserve a station’s coverage area and population served, and cannot require that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. Some television stations are required to change channels and modify their facilities or may choose to channel share. These stations could incur conversion costs that may not be fully reimbursed, or our ability to provide high definition programming and additional program streams, including mobile video services, could be constrained.

The FCC interpreted the implementing legislation to allow only full power and Class A television stations to participate in the auction and receive contour protection during any post-auction repacking of the broadcast spectrum. In certain markets, our low power television stations may be displaced by this process. Moreover, on June 16, 2015, the FCC issued a notice of proposed rulemaking proposing to reserve one vacant channel in each market for use by unlicensed “white spaces” devices and wireless microphones (the “Vacant Channel NPRM”). The FCC further modified the Vacant Channel NPRM on August 11, 2015 by proposing to reserve up to two channels in certain markets after the Incentive Auction is complete. Under the Vacant Channel NPRM, the FCC would refuse to grant an application to modify the facilities of a low power television station if the applicant could not demonstrate that a sufficient number of vacant channels would remain in the service area of the low power station after the applicant implements the modification – thus, reducing the likelihood that a low power television station would be able to locate a new channel. These stations could incur substantial costs to locate and build a replacement facility on a new channel. If a low power television station is unable to locate a new channel on which to operate, it could lose its license.

We cannot predict the likelihood, timing or outcome of any court, Congressional or FCC regulatory action with respect to the repacking of broadcast television spectrum, nor the impact of any such changes upon our business.

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

Employees

As of February 23, 2018, we had 3,715 full-time employees and 223 part-time employees, of which 82 full-time and four part-time employees at four stations were represented by various unions. We consider our relations with our employees to be good.

Corporate Information

Gray Television, Inc. is a Georgia corporation, incorporated in 1897 initially to publish the Albany Herald in Albany, Georgia. We entered the broadcast industry in 1953. Our executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia 30319, and our telephone number at that location is (404) 504-9828. Our website address is http://www.gray.tv. The information on our website is not incorporated by reference or part of this or any other report we file with or furnish to the Securities and Exchange Commission (the “SEC”). We make the following reports filed or furnished, as applicable, with the SEC available, free of charge, on our website under the heading “SEC Filings” as soon as practicable after they are filed with, or furnished to, the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of the foregoing.

We have adopted a Code of Ethics (the “Code”) that applies to all of our directors, executive officers and employees. The Code is available on our website in the About Us section under the subheading Governance Documents. If any waivers of the Code are granted to an executive officer or director, the waivers will be disclosed in an SEC filing on Form 8-K.

Item 1A. Risk Factors.

In addition to the other information contained in, incorporated by reference into or otherwise referred to in this annual report on Form 10-K, you should consider carefully the following factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could materially adversely affect our business, financial condition or results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us. This annual report on Form 10-K also contains and incorporates by reference forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including the occurrence of one or more of the following risk factors.

Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur significant additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term obligations.

At December 31, 2017, we had approximately $1.8 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions, we have the ability to incur significant additional debt, including secured debt under our un-drawn $100.0 million revolving credit facility under our senior credit facility (the “2017 Senior Credit Facility”). The terms of the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and the indenture (the “2024 Notes Indenture”) governing our 5.125% senior notes due 2024 (the “2024 Notes”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

The agreements governing our various debt obligations, including our 2017 Senior Credit Facility, the 2026 Notes Indenture and the 2024 Notes Indenture, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place, or will place, restrictions on our ability to, among other things:

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

We are required to comply with certain financial covenants under our 2017 Senior Credit Facility. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, investment, acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under our 2017 Senior Credit Facility. Upon a default under any of our debt agreements, the lenders or debtholders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under our 2017 Senior Credit Facility. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and our subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our 2017 Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If the rates on which our borrowings are based were to increase from current levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our other obligations would decrease.

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

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during this period. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd- numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2017 and 2016, we derived approximately 2% and 11%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts, which also occur in even-numbered years. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2017 or 2016, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2017 and 2016 we derived approximately 25% and 22% of our total broadcast advertising revenue from our advertisers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances, industries, declined.

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

●	diverting our management’s attention from other business concerns;

●	potentially losing key employees; and

●	potential changes in the regulatory approval process that may make it materially more expensive, or materially delay our ability, to consummate any proposed acquisitions.

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

One of our most significant costs is for the purchase of television programming. If a particular program is not sufficiently popular among audiences in relation to the cost we pay for such program, we may not be able to sell enough related advertising time for us to recover the costs we pay to broadcast the program. We also must usually purchase programming several years in advance, and we may have to commit to purchase more than one year’s worth of programming, resulting in the incurrence of significant costs in advance of our receipt of any related revenue. We may also replace programs that are performing poorly before we have recaptured any significant portion of the costs we incurred in obtaining such programming or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues.

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

Our business depends in large part on the success of our network affiliations. Nearly all of our stations are directly or indirectly affiliated with at least one of the four major broadcast networks pursuant to a separate affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through December 2021.

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

We can give no assurance that any future affiliation agreements will have economic terms or conditions equivalent to or more advantageous to us than our current agreements. If in the future a network or networks impose more adverse economic terms upon us, such event or events could have a material adverse effect on our business and results of operations.

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

For example, on March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. As part of STELAR, Congress further tightened the restriction to prohibit joint negotiation with any television station in the same market unless the stations are under common de jure control. We currently are not a party to any agreements that delegate our authority to negotiate retransmission consent for any of our television stations or grant us authority to negotiate retransmission consent for any other television station. Nevertheless, we cannot predict how this restriction might impact future opportunities.

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

Our defined benefit pension plan obligation is currently underfunded, and, if certain factors worsen, we may have to make significant cash payments, which could reduce the cash available for our business.

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

As of December 31, 2017, the book value of our broadcast licenses was $1.5 billion and the book value of our goodwill was $611.1 million, in comparison to total assets of $3.3 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

Recently enacted changes to the U.S. tax laws may have a material impact on our business or financial condition.

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income and the allowance of immediate expensing of capital expenditures. The TCJA had, and we expect it to continue to have, significant effects on us, some of which may be adverse. The extent of the impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance yet to be promulgated by the U.S. Internal Revenue Service. The TCJA contains numerous, complex provisions that could affect us, and we continue to review and assess its potential impact on us.

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

Hilton H. Howell, Jr., our Chairman, President and Chief Executive Officer, is the husband of Robin R. Howell, a member of our Board of Directors (collectively with other members of their family, the “Howell-Robinson Family”). As of February 23, 2018, the Howell-Robinson Family directly or indirectly beneficially owned shares representing approximately 39% of the outstanding combined voting power of our common stock and Class A common stock.

As a result of these significant stockholdings and positions on the Board of Directors, the Howell-Robinson Family is able to exert significant influence over our policies and management, potentially in a manner which may not be consistent with the interests of our other stockholders.

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

The FCC’s ownership rules generally prohibit us from owning or having “attributable interests” in two television stations that are located in the same markets in which our stations are licensed and at least one station is ranked among the top-four stations in the market (the “Top Four Prohibition”). In November 2017, the FCC released an Order that eliminated or relaxed several long-standing media ownership rules. The Order (i) eliminated the newspaper/broadcast cross-ownership rule, (ii) eliminated the radio/television cross-ownership rule, (iii) loosened the existing rules governing ownership of local television stations by agreeing to consider requests for waivers of the Top Four Prohibition on a case-by-case basis, and (iv) reversed the FCC’s earlier decision to treat joint sales agreements (“JSAs”) as attributable ownership interests. The FCC also considers television Local Marketing Agreements (“LMAs”) (which are agreements under which a television station sells or provides more than 15 percent of the programming on another same-market television station) as “attributable interests.” While the ownership rules have been relaxed, these rules still constrain our ability to expand in our present markets through additional station acquisitions or LMAs.

The FCC’s National Television Station Ownership Rule limits the maximum number of households we can reach.

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39 percent of U.S. households through commonly owned television stations, subject to a 50 percent discount of the number of television households attributable to UHF stations (the “UHF Discount”). In December 2017, the Commission issued a notice of proposed rulemaking seeking comment on whether it should modify or eliminate the national cap, including the UHF Discount. This rule may constrain our ability to expand through additional station acquisitions.

Risks Related to the Ownership of Our Equity Securities

The price and trading volume of our equity securities may be volatile.

The price and trading volume of our equity securities may be volatile and subject to fluctuations. Some of the factors that could cause fluctuation in the stock price or trading volume of our equity securities include:

●	general market and economic conditions and market trends, including in the television broadcast industry and the financial markets generally;

●	the political, economic and social situation in the United States;

●	actual or anticipated variations in operating results, including audience share ratings and financial results;

●	inability to meet projections in revenue;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other business developments;

●	technological innovations in the television broadcast industry;

●	adoption of new accounting standards affecting our industry;

●	operations of competitors and the performance of competitors’ common stock;

●	litigation or governmental action involving or affecting us or our subsidiaries;

●	changes in financial estimates and recommendations by securities analysts;

●	recruitment or departure of key personnel;

●	purchases or sales of blocks of our common stock; and

●	operating and stock performance of the companies that investors may consider to be comparable.

There can be no assurance that the price of our equity securities will not fluctuate or decline significantly. The stock market in recent years has experienced considerable price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies and that could adversely affect the price of our equity securities, regardless of our operating performance. Stock price volatility might be worse if the trading volume of shares of our equity securities is low. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our equity securities were to decline significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

We do not currently pay cash dividends on our common stock or Class A common stock. To the extent a potential investor ascribes value to a dividend paying stock, the value of our stock may be correspondingly reduced.

Our Board of Directors has not declared a cash or stock dividend on either class of our common stock since 2008. The timing and amount of any future dividend is at the discretion of our Board of Directors, and they may be subject to limitations or restrictions in our senior credit facility and other financing agreements we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on our common stock or Class A common stock.

As a result, if and to the extent an investor ascribes value to a dividend-paying stock, the value of our common stock or Class A common stock may be correspondingly reduced.

Additional issuances of equity securities would dilute the ownership of our existing stockholders and could reduce our earnings per share.

We may issue additional equity securities in the future in connection with capital raises, acquisitions, strategic transactions or for other purposes. To the extent we issue substantial additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.

Anti-takeover provisions contained in our Restated Articles of Incorporation (“Articles”) and our Bylaws, as amended (“Bylaws”), as well as provisions of Georgia law, could impair a takeover attempt.

Our Articles and Bylaws may have the effect of delaying, deferring or discouraging a prospective acquirer from making a tender offer for our shares of common stock or otherwise attempting to obtain control of us. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their shares. Moreover, these provisions could discourage accumulations of large blocks of common stock, thus depriving stockholders of any advantages which large accumulations of stock might provide.

As a Georgia corporation, we are also subject to provisions of Georgia law, including Section 14-2-1132 of the Georgia Business Corporation Code. Section 14-2-1132 prevents some stockholders holding more than 10% of our outstanding common stock from engaging in certain business combinations unless the business combination was approved in advance by our Board of Directors or results in the stockholder holding more than 90% of our outstanding common stock.

Any provision of our Articles, our Bylaws or Georgia law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

We have the ability to issue preferred stock, which could affect the rights of holders of our common stock and Class A common stock.

Our Articles allow our Board of Directors to issue up to 20 million shares of preferred stock and set forth the terms of such preferred stock. The terms of any such preferred stock, if issued, may adversely affect the dividend and liquidation rights of holders of our common stock.

Holders of our Class A common stock have the right to 10 votes per share on all matters to be voted on by our stockholders and, consequently, the ability to exert significant influence over us.

As a result of the 10 to 1 voting rights of holders of our Class A common stock, these stockholders are expected to be able to exert significant influence over all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our Board of Directors or a change in control of our Company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

If securities analysts do not continue to publish research or reports about our business, or if they publish negative evaluations of our stock, the price of our stock could decline.

We expect that the trading price of our equity securities may be affected by research or reports that industry or financial analysts publish about our business. If one or more of the analysts who cover us downgrade their evaluations, the price of our equity securities could decline. If one or more of these analysts cease coverage of our Company, we could lose visibility in the market for our equity securities, which in turn could cause our stock prices to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our principal executive offices in a building located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. We also lease various other offices that support our operations. See “Business – Stations” elsewhere in this Annual Report on Form 10-K for a listing of our significant television stations and their locations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of February 23, 2018:

Hilton H. Howell, Jr., age 55, has served as our Chief Executive Officer since August 2008 and has also served as our President since June 2013. Mr. Howell, who is a member of the Executive Committee of the Board, has been a director since 1993 and served as the Vice Chairman of the Board from 2002 until April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that company since February 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell also serves as a director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors.

James C. Ryan, age 57, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Before that, he had been our Senior Vice President since September 2002 and our Vice President since October 1998.

Kevin P. Latek, age 47, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Before that, he served as our Senior Vice President, Business Affairs, since July 2013 and as our Vice President for Law and Development since March 2012. Prior to joining us, Mr. Latek represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters with the law firm of Dow Lohnes, PLLC, in Washington, DC. He is a member of the National Association of Broadcasters Educational Foundation, the CBS Affiliates Board, the American Bar Association and the Federal Communications Bar Association. He is a past member of the FOX Affiliates Board of Governors.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low

2017:
First Quarter	$15.10	$10.00	$14.00	$10.00
Second Quarter	15.45	11.70	13.50	10.65
Third Quarter	15.75	13.30	13.05	10.75
Fourth Quarter	17.50	13.90	14.40	12.10

2016:
First Quarter	$16.26	$9.95	$13.39	$9.22
Second Quarter	14.77	10.43	12.42	9.51
Third Quarter	11.90	9.15	11.13	8.91
Fourth Quarter	11.40	7.00	11.06	7.05

As of February 23, 2018, we had 83,591,627 outstanding shares of common stock held by approximately 12,639 stockholders and 6,729,035 outstanding shares of Class A common stock held by approximately 347 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Our restated articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes, on each matter submitted to a vote of stockholders. Our restated articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

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

The following graphs compare the cumulative total return of the common stock and the Class A common stock from January 1, 2013 to December 31, 2017, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on January 1, 2013. Any dividends are assumed to have been reinvested as paid.

Common Stock

Comparison of Five Year Cumulative Total Return*

Among Gray Television, Inc., the NYSE Composite Index and TV Broadcasting Stations Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
1/1/2013
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Gray Television, Inc. common stock
NYSE Composite Index
TV Broadcasting Stations Index

* $100 invested on 1/1/2013 in stock index, including reinvestment of dividends. Year ending December 31.

	As of
Company/Index/Market	1/1/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Gray Television, Inc. common stock	$100	$676	$509	$741	$493	$761
NYSE Composite Index	$100	$126	$135	$129	$145	$172
TV Broadcasting Stations Index	$100	$160	$183	$200	$211	$219

* $100 invested on 1/1/2013 in stock index, including reinvestment of dividends. Year ending December 31.

	As of
Company/Index/Market	1/1/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Gray Television, Inc. Class A common stock	$100	$742	$526	$786	$598	$825
NYSE Composite Index	$100	$126	$135	$129	$145	$172
TV Broadcasting Stations Index	$100	$160	$183	$200	$211	$219

Item 6. Selected Financial Data.

Set forth below is selected historical consolidated financial information for Gray for, and as of the end of, each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected historical consolidated financial information presented below does not contain all of the information you should consider when evaluating Gray, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere herein. Various factors are expected to have an effect on our financial condition and results of operations in the future, including the ongoing integration of any acquired businesses. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except net income per share data)
Statements of Operations Data (1):
Revenue (less agency commissions)	$882,728	$812,465	$597,356	$508,134	$346,298
Operating income	291,226	234,139	140,057	153,773	83,880
Loss from early extinguishment of debt (2)	(2,851)	(31,987)	-	(5,086)	-
Net income	261,952	62,273	39,301	48,061	18,288
Net income per common share:
Basic	3.59	0.87	0.58	0.83	0.32
Diluted	3.55	0.86	0.57	0.82	0.32

Balance Sheet Data (at end of period):
Total assets (3)	$3,260,857	$2,752,505	$2,078,018	$1,834,074	$1,283,018
Long-term debt (including current portion) (3)	1,837,428	1,756,747	1,220,084	1,217,750	825,581
Total stockholders’ equity	992,897	492,861	429,274	216,192	174,010

(1)	Our operating results fluctuate significantly between years, as a result of, among other things, our acquisition activity, and increased political advertising revenue in even-numbered years.

(2)

In 2017, we recorded a loss from early extinguishment of debt related to the amendment and restatement of our 2017 Senior Credit Facility. In 2016, we recorded a loss on early extinguishment of debt related to the repurchase and redemption of our then-outstanding 7½% senior notes due 2020. In 2014, we recorded a loss from early extinguishment of debt related to: (i) the amendment and restatement of our prior senior credit facility and (ii) the write off of unamortized deferred financing costs upon the extinguishment of debt of a variable interest entity and the termination of our guarantee of such debt.

(3)

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amended previous guidance to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 Staff Announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. We adopted these standards as of January 1, 2016. In accordance with these standards, we have reclassified our deferred loan costs as a reduction in the balance of our long-term debt in our balance sheets at December 31, 2015, 2014 and 2013. Our deferred loan costs were previously presented as a non-current asset.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein.

Business Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of February 23, 2018, we owned and operated television stations in 57 television markets broadcasting over 200 separate programming streams, including over 100 affiliates of the CBS, NBC, ABC and FOX networks.

In addition to a primary broadcast channel, each of our stations can also broadcast additional secondary digital channels within a market by utilizing the same bandwidth, but with different programming from the primary channel. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW, MY, MeTV, This TV, Ant.,Telemundo, Cozi, Heroes and Icons and MOVIES! Networks. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast local news/weather channels in some markets. Our combined TV station group reaches approximately 10.4% of total United States television households.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of commercials, tower rentals and management fees. For the years ended December 31, 2017, 2016 and 2015 we generated revenue of $882.7 million, $812.5 million, $597.4 million, respectively.

Based on the consolidated results of the four Nielsen “sweeps” periods in 2017, our television stations achieved the #1 ranking in overall audience in 42 of our 57 markets and the #1 ranking in local news audience in 39 of our markets. In addition, our stations achieved the #1 or #2 ranking in both overall audience and news audience in all 57 of our 57 markets. See “Business – Markets and Stations” elsewhere in the Annual Report for a listing of our television stations and their markets.

Recent Acquisitions and Divestitures. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We continue to believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, from October 31, 2013 through December 31, 2017, we completed 23 acquisition transactions and three divestiture transactions. These transactions added a net total of 51 television stations in 31 television markets, including 26 new television markets, to our operations including eight stations acquired in 2017 (excluding the stations acquired in the Clarksburg Acquisition, the “2017 Acquisitions”) and the 13 stations acquired in 2016 (including the stations acquired in the Clarksburg Acquisition, the “2016 Acquisitions”). See “Business – Stations” elsewhere in the Annual Report for a listing of our television stations and their markets and Note 2 “Acquisitions and Dispositions” of our audited consolidated financial statements included elsewhere herein for additional information on our acquisitions and dispositions. Our total revenue and our broadcast operating expenses have increased significantly as a result of our recent acquisitions.

Recent Financing Transactions. In connection with the consummation of our recent acquisitions and our efforts to strengthen our balance sheet, we have undertaken several recent financing transactions. These transactions have included underwritten offerings of our common stock in March 2015 and December 2017; the repurchase and redemption of certain senior notes and the issuance of additional senior notes in 2016; and the refinancing of our senior credit facilities in 2016 and 2017. For a detailed description of these transactions please see Note 3 “Long-term Debt” and Note 5 “Stockholders’ Equity” of our audited consolidated financial statements included elsewhere herein.

Revenues, Operations, Cyclicality and Seasonality. Our operating revenues are derived primarily from broadcast and internet advertising and retransmission consent fees and, to a lesser extent, from other sources such as production of commercials, tower rentals and management fees.

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

Our total revenue has increased significantly as a result of our recent acquisitions.

Our broadcast and internet advertising revenues are affected by several factors that we consider to be seasonal in nature. These factors include:

●

spending by political candidates, political parties and special interest groups increases during the even-numbered “on year” of the two-year election cycle. This political spending typically is heaviest during the fourth quarter of such years;

●

broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in advertising in the spring and in the period leading up to and including the holiday season;

●	local and national advertising revenue on our NBC-affiliated stations increases in even numbered years as a result of broadcasts of the Olympic Games; and

●

because our stations and markets are not evenly divided among the Big 4 broadcast networks, our local and national advertising revenue can fluctuate between years related to which network broadcasts the Super Bowl.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the years ended December 31, 2017 and 2016, we derived approximately 25% and 22%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year election cycle. These temporary declines are expected to reverse themselves in the odd numbered “off-year” of the two year election cycle.

While our revenues have increased in recent years as a result of our acquisitions, they have also experienced a gradual improvement as a result of improvements in general economic conditions. However, revenue remains under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in an effort to generate additional revenue. Our aggregate internet revenue is derived from both advertising and sponsorship opportunities directly on our websites.

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

Risk Factors. The broadcast television industry is reliant primarily on advertising revenue and faces significant competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included elsewhere herein.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$451,261	51.1%	$403,336	49.6%	$336,471	56.3%
National	118,817	13.5%	98,351	12.1%	81,110	13.6%
Political	16,498	1.9%	90,095	11.1%	17,163	2.9%
Retransmission consent	276,603	31.3%	200,879	24.7%	151,957	25.4%
Other	19,549	2.2%	19,804	2.5%	10,655	1.8%
Total	$882,728	100.0%	$812,465	100.0%	$597,356	100.0%

Results of Operations

Year Ended December 31, 2017 (“2017”) Compared to Year Ended December 31, 2016 (“2016”)

Revenue. Total revenue increased $70.3 million, or 9%, to $882.7 million for 2017 compared to 2016. Local advertising revenue increased approximately $47.9 million, or 12%, to $451.3 million. National advertising revenue increased approximately $20.5 million, or 21%, to $118.8 million. The 2017 Acquisitions and the 2016 Acquisitions had a significant impact on our revenues, together accounting for approximately $232.2 million of our total revenue in 2017, and with the 2016 Acquisitions accounting for $130.4 million of our revenues in 2016.

Excluding the revenue contributed by the 2017 Acquisitions and 2016 Acquisitions, our total revenue decreased by $31.6 million. This was primarily the result of a decrease in political advertising revenue of approximately $63.4 million due to 2017 being the off-year of the two-year election cycle. These decreases were partially offset by an increase in retransmission consent revenue of approximately $36.8 million primarily due to higher retransmission consent rates. Local and national advertising revenue declined as a result of the impact of the broadcast of the 2017 Super Bowl on our FOX-affiliated stations generating approximately $0.6 million of local and national advertising revenue, compared to $1.6 million that we earned from the broadcast of the 2016 Super Bowl on our CBS-affiliated stations. Local and national advertising also declined because the year ended December 31, 2016 included approximately $8.2 million of revenue from the 2016 Olympic Games.

Broadcast operating expenses. Broadcast operating expenses (before depreciation, amortization and loss on disposal of assets) increased $82.0 million, or 17%, to $557.1 million for 2017 compared to 2016, due to increases in compensation expense of $29.1 million and non-compensation expense of $52.9 million. The 2017 Acquisitions and the 2016 Acquisitions accounted for approximately $135.6 million of our total broadcast operating expenses in 2017, and with the 2016 Acquisitions accounting for $74.6 million of our broadcast operating expenses in 2016.

Compensation expense increased in 2017 compared to 2016, primarily as a result of $28.5 million in additional costs resulting primarily from the addition of employees at the stations acquired in the 2017 Acquisitions and 2016 Acquisitions. Non-cash share based compensation expenses were $3.9 million in 2017 compared to $1.2 million in 2016.

The 2017 Acquisitions and 2016 Acquisitions contributed $32.6 million to the increase in non-compensation expense when comparing 2017 to 2016. Excluding the impact of the 2017 Acquisitions and the 2016 Acquisitions, network affiliation fees increased by $19.3 million related to our increased retransmission consent revenue under our affiliation agreements and business and professional services fees increased by $2.7 million, offset by service and other broadcast operating expense decreases of $3.7 million.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) decreased $8.8 million, or 22%, to $31.5 million for 2017 compared to 2016. The decrease was due primarily to decreases of $8.5 million in legal and other professional fees associated with decreases in acquisition activity in 2017. Compensation expenses decreased $1.5 million, or 9%, primarily as a result of decreases in incentive compensation. We recorded non-cash stock-based compensation expense during 2017 and 2016 of $4.4 million and $3.9 million, respectively.

Depreciation. Depreciation of property and equipment totaled $52.0 million and $45.9 million for 2017 and 2016, respectively. Depreciation expense increased due to purchases of property and equipment at our existing stations and additional property and equipment placed in service related to the 2017 Acquisitions and the full year impact of the assets acquired in the 2016 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets totaled $25.1 million and $16.6 million for 2017 and 2016, respectively. Amortization expense increased primarily due to the amortization expense associated with the acquired finite-lived intangible assets in the 2017 Acquisitions and the full year impact of the assets acquired in the 2016 Acquisitions.

Gain or loss on disposal of assets, net. We reported gains on disposals of assets of $74.2 million and losses on disposals of assets of $0.3 million in the years ended December 31, 2017 and 2016, respectively. On May 30, 2017, we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC’s reverse auction for broadcast spectrum. Proceeds from this auction, which we received on August 7, 2017, were $90.8 million while the combined cost of the disposed assets was $13.1 million. We have deferred any related income tax obligations on a long-term basis.

Interest expense. Interest expense decreased $2.0 million, or 2%, to $95.3 million for 2017 compared to 2016. Interest expense decreased due to a decrease in our average interest rates offset, in part, by an increase in our average principal outstanding. The average interest rate on our debt balances was 4.9% and 5.5% for 2017 and 2016, respectively. Our average debt balance was $1.8 billion and $1.6 billion during 2017 and 2016, respectively. Our average debt balance increased as a result of increased borrowings used to finance our acquisitions.

Loss from early extinguishment of debt. In the year ended December 31, 2017, we recorded a loss from early extinguishment of debt of approximately $2.9 million, related to the amendment and restatement of our senior credit facility. In the year ended December 31, 2016, we recorded a loss from early extinguishment of debt of approximately $32.0 million, related to the tender offer and redemption of our 7½% senior notes due 2020.

Income tax expense. Our effective income tax rate decreased to a net benefit of 35.5% for 2017 from an expense of 41.1% for 2016. The primary reason for the decrease was the impact of the enactment of the TCJA that was signed into law on December 22, 2017. The TCJA reduced the value of our deferred tax liabilities, with a credit to earnings for a reduction of those liabilities. Accordingly, we recorded an income tax benefit of $68.7 million in the year ended December 31, 2017, compared to a tax provision of $43.4 million in the year ended December 31, 2016. The TCJA will materially affect our income tax obligations in 2018 and subsequent years. Among other things, the new law should result in a positive effect on our net earnings and earnings per share. It will also limit or eliminate certain deductions to which we have been entitled in past years and, in 2017. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2017		2016
Statutory federal income tax rate	35.0%		35.0%
Current year permanent items	1.2%		1.7%
State and local taxes, net of federal taxes	4.1%		4.8%
Change in valuation allowance	(0.8%	)	(0.1%	)
Reserve for uncertain tax positions	0.4%		(0.7%	)
Rate change due to enactment of tax reform	(75.5%	)	0.0%
Other items, net	0.1%		0.4%
Effective income tax rate	(35.5%	)	41.1%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 (“2015”)

Revenue. Total revenue increased $215.1 million, or 36%, to $812.5 million for 2016 compared to 2015. Local advertising revenue increased approximately $66.9 million, or 20%, to $403.3 million. National advertising revenue increased approximately $17.2 million, or 21%, to $98.4 million. The 2016 Acquisitions and the seven television stations we acquired in 2015 (the “2015 Acquisitions”) had a significant impact on our revenues, together accounting for approximately $187.8 million of our total revenue in 2016 and with the 2015 Acquisitions accounting for approximately $23.2 million of our total revenue in 2015. Local and national advertising revenue in 2016 benefited from approximately $8.2 million earned from the broadcast of the 2016 Summer Olympic Games on our NBC-affiliated stations. There was no corresponding Olympic Games advertising revenue during 2015. In 2016, local and national advertising revenue included approximately $1.6 million of revenue from the broadcast of the 2016 Super Bowl on our CBS-affiliated stations, an increase of approximately $0.1 million from the $1.5 million of revenue from the broadcast of the 2015 Super Bowl on our NBC-affiliated stations.

Excluding the impact of the 2016 Acquisitions and the 2015 Acquisitions: local revenue decreased by $6.7 million and national revenue decreased by $6.2 million in 2016 compared to 2015, in part, as a result of inventory displacement resulting from increased political advertising revenue; retransmission consent revenue increased $12.8 million in 2016 compared to 2015, primarily due to increased subscriber rates; and political advertising revenue increased $50.1 million in 2016 compared to 2015, reflecting increased advertising from political candidates and special interest groups during the “on year” of the two-year election cycle.

Broadcast operating expenses. Broadcast operating expenses (before depreciation, amortization and loss on disposal of assets) increased $100.9 million, or 27%, to $475.1 million for 2016 compared to 2015, due to increases in compensation expense of $50.4 million and non-compensation expense of $50.5 million. The 2016 Acquisitions and the 2015 Acquisitions accounted for approximately $103.9 million of our total broadcast operating expenses in 2016 and with the 2015 Acquisitions accounting for approximately $12.5 million of our total broadcast operating expenses in 2015.

Compensation expense increased by $50.4 million in 2016 compared to 2015, primarily as a result of $49.1 million in additional costs resulting primarily from the addition of employees at the 2016 Acquisitions and 2015 Acquisitions. Non-cash share based compensation expenses were $1.2 million in 2016 compared to $0.9 million in 2015.

The 2016 Acquisitions and 2015 Acquisitions contributed $42.3 million to the increase in non-compensation expense in 2016. Excluding the impact of the 2016 Acquisitions and the 2015 Acquisitions: network affiliation fees increased by $12.5 million related to our increased retransmission consent revenue under our affiliation agreements; national sales representation fees decreased $10.2 million as a result of the termination of our national advertising sales representation agreements effective January 1, 2016; business and professional services fees increased by $2.3 million; service, repair and maintenance expenses increased by $1.3 million; syndicated programming expenses increased by $1.2 million; and software licensing fees increased by $1.1 million.

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

Depreciation. Depreciation of property and equipment totaled $45.9 million and $36.7 million for 2016 and 2015, respectively. Depreciation expense increased due to purchases of property and equipment at our existing stations and additional property and equipment placed in service related to the 2016 Acquisitions and the full year impact of the assets acquired in the 2015 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets totaled $16.6 million and $12.0 million for 2016 and 2015, respectively. Amortization expense increased in 2016 compared to 2015 due to the amortization expense associated with the acquired finite-lived intangible assets in the 2016 Acquisitions and the full year impact of the assets acquired in the 2015 Acquisitions.

Interest expense. Interest expense increased $22.8 million, or 31%, to $97.2 million for 2016 compared to 2015. Interest expense increased due to an increase in our average principal outstanding, partially offset by a decrease in our average interest rates. Our average debt balance was $1.6 billion and $1.2 billion during 2016 and 2015, respectively. Our average debt balance increased as a result of increased borrowings used to finance our acquisitions. The average interest rate on our debt balances was 5.5% and 5.8% for 2016 and 2015, respectively.

Loss from early extinguishment of debt. In connection with the completion of the tender offer and the redemption of our senior notes due 2020, we recorded a loss from early extinguishment of debt of approximately $32.0 million in 2016, consisting of tender offer premiums of $18.2 million, premiums related to the redemption of $9.1 million, the write off of unamortized deferred financing costs of $8.0 million and the payment of approximately $0.2 million in legal and other professional fees; reduced by the recognition of un-accreted net premium of $3.5 million.

Income tax expense. Our effective income tax rate increased to 41.1% for 2016 from 40.2% for 2015. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2016	2015
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	1.7%	1.8%
State and local taxes, net of federal taxes	4.8%	4.3%
Change in valuation allowance	(0.1%)	(0.6%)
Reserve for uncertain tax positions	(0.7%)	(0.9%)
Other items, net	0.4%	0.6%
Effective income tax rate	41.1%	40.2%

Liquidity and Capital Resources

General. The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$180,015	$210,085	$106,719
Net cash used in investing activities	(349,799)	(479,334)	(206,382)
Net cash provided by financing activities	306,994	497,120	166,212
Net increase in cash	$137,210	$227,871	$66,549

	December 31,
	2017	2016
Cash	$462,399	$325,189
Long-term debt including current portion	$1,837,428	$1,756,747
Borrowing availability under 2017 Senior Credit Facility	$100,000	$60,000

Recent Financing Transactions. We have undertaken several recent financing transactions in order to finance our acquisitions, reduce the interest rates of and extend the maturity dates of our debt, and strengthen our balance sheet. These transactions have included underwritten offerings of our common stock in March 2015 and December 2017; the repurchase and redemption of certain senior notes and issuance of additional senior notes in 2016; and the refinancing of our senior credit facilities in 2016 and 2017. For a detailed description of these transactions please see Note 5 “Stockholders’ Equity” and Note 3 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein. For estimates of future principal and interest payments under our debt obligations, see “Tabular Disclosure of Contractual Obligations as of December 31, 2017” included elsewhere herein.

Income Taxes. We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We expect to begin paying significant federal and state income taxes in 2018. We estimate that these income tax payments will be within a range of approximately $40.0 million to $44.0 million.

Liquidity. We have $6.4 million in debt principal repayments due during 2018. We estimate that we will make approximately $117.5 million in debt interest payments, including accrued interest of $26.6 million as of December 31, 2017, and we will pay approximately $50.0 million for capital expenditures during the twelve months immediately following December 31, 2017. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2017 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund these debt service obligations and estimated capital expenditures. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also presently believe that our future cash expected to be generated from operations and borrowing availabity under the 2017 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the term loan under the 2017 Senior Credit Facility.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2017 Compared to 2016

Net cash provided by operating activities decreased $30.1 million to $180.0 million in 2017 compared to net cash provided by operating activities of $210.1 million in 2016. The decrease in cash provided by operating activities was due primarily to the net impact of several factors including; an increase in net income of $199.7 million, and a decrease of $206.5 million in non-cash expenses and a decrease of $23.3 million due to changes in working capital balances. The primary changes in our non-cash expenses included: a decrease in our deferred income taxes due to the impact of the TCJA of approximately $118.7 million; a decrease in the loss on extinguishment of debt of approximately $29.1 million; and a gain on disposal of assets of approximately $74.5 million.

Net cash used in investing activities decreased $129.5 million to $349.8 million for 2017 compared to $479.3 million for 2016. The net decrease was due primarily to a net decrease of $32.4 million in cash used to acquire television businesses and licenses and proceeds from the sale of television businesses and licenses, a decrease of $9.1 million in cash used for the purchase of property and equipment and $90.8 million of proceeds received from the FCC Spectrum Auction in 2017.

Net cash provided by financing activities was $307.0 million in 2017 compared to $497.1 million in 2016. This decrease of $190.1 million was due primarily to decreased borrowings to finance our acquisition activity in 2017 compared to 2016, partially offset by the impact of cash provided by our underwritten offering of 17.25 million shares of our common stock, at a price to the public of $14.50 per share, which resulted in net proceeds of approximately $238.9 million. Net cash provided by financing activities in 2017 was primarily from our December 2017 underwritten public offering and borrowings of $85.0 million, reduced by $6.2 million of quarterly principal payments under the 2017 Term Loan. We used $5.0 million of cash for deferred financing costs primarily related to the 2017 Senior Credit Facility. Also, in 2017 we used $4.0 million to repurchase shares of our common stock and made $1.8 million in payments for taxes related to net share settlements of equity awards. Cash provided by financing activities in 2016 was provided primarily from: $425.0 million of borrowings under the 2016 Term Loan, net of $8.7 million of deferred loan costs; the issuance of an aggregate of $700.0 million of 2026 Notes, net of $11.1 million of deferred loan costs, a portion of which was used to repay the outstanding balance of the 2016 Term Loan; and the issuance of $525.0 million of 2024 Notes at par, net of $8.1 million of deferred loan costs. A portion of the proceeds from the offering of the 2026 Notes and the 2024 Notes were used to fund the tender offer and redemption of the 2020 Notes, which included $27.5 million in premiums. Also in 2016 we used $2.0 million to repurchase shares of our common stock and made $1.5 million in payments for taxes related to net share settlements of equity awards.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities - 2016 Compared to 2015

Net cash provided by operating activities increased $103.4 million to $210.1 million in 2016 compared to net cash provided by operating activities of $106.7 million in 2015. The increase in cash provided by operating activities was due primarily to an increase in net income of $23.0 million, an increase of $65.1 million in non-cash expenses and an increase of $15.3 million due to changes in working capital balances.

Net cash used in investing activities increased $272.9 million to $479.3 million for 2016 compared to $206.4 million for 2015 due primarily to increased cash used to acquire television businesses and licenses.

Net cash provided by financing activities was $497.1 million in 2016 compared to net cash provided by financing activities of $166.2 million in 2015. This change of $330.9 million was due primarily to our refinancing activities in 2016. Cash provided by financing activities in 2016 was primarily from: $425.0 million of borrowings under the 2016 Term Loan, net of $8.7 million of deferred loan costs; the issuance of $500.0 million of 2026 Notes, net of $7.8 million of deferred loan costs, a portion of which was used to repay the outstanding balance of the 2016 Term Loan; the issuance of the additional $200.0 million of 2026 Notes at 103% of par, resulting in net proceeds of $206.0 million, net of $3.3 million of deferred loan costs; and the issuance of $525.0 million of 2024 Notes at par, net of $8.1 million of deferred loan costs. The net proceeds from the offering of the additional 2026 Notes and the 2024 Notes, and cash from operations, were used to fund the tender offer and redemption of the 2020 Notes, which included $27.5 million in premiums. Also, in 2016 we used $2.0 million to repurchase shares of our common stock and made $1.5 million in payments for taxes related to net share settlements of equity awards. During 2015, we completed an underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share. The net proceeds of the offering were $167.3 million, after deducting underwriting discounts and expenses. Also, in 2015 we made $1.1 million in payments for taxes related to net share settlements of equity awards.

Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plan is the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan). Monthly plan benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2017 was 3.55%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2016 was 4.11%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 7.00% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were gains of 9.6% and 7.4%, respectively, in the years ended December 31, 2017 and 2016. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the RP-2014 Mortality Table and the MP-2017 mortality improvement scale published by the Society of Actuaries.

During the years ended December 31, 2017 and 2016, we contributed an aggregate of $3.1 million and $3.0 million, respectively, to the Gray Pension Plan, and we anticipate making an aggregate contribution of approximately $2.0 million to the Gray Pension Plan in 2018. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. During the years ended December 31, 2017 and 2016, we contributed an aggregate of $10.7 million and $8.8 million, respectively, to the Capital Accumulation Plan.

See Note 8 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

After the completion of the FCC’s Incentive Auction, the FCC has begun the process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The FCC is required to reimburse stations for reasonable costs to implement these changes at stations operating pursuant to a full power license. Twenty four of our current full power stations and four of our low power stations are affected by the Repack. Currently, we estimate that our total reimbursable cost for the Repack will be approximately $75.6 million. In addition to the reimbursable costs, we intend to make other changes and improvements to our broadcast equipment and facilities that would have not been economically feasible if we were not also purchasing equipment for the Repack project. We refer to these related but non-reimbursable capital expenditures as “Repack related.” Currently we estimate that the Repack related capital expenditures will be approximately $26.1 million. The process began in the summer of 2017 and will take approximately three years to complete. We anticipate that the majority of our costs associated with Repack will qualify for capitalization, rather than expense. In 2017, our Repack costs and associated reimbursements were $2.8 million and $0.1 million, respectively.

Capital expenditures for the years ended December 31, 2017 and 2016 were $34.5 million and $43.6 million, respectively. Excluding Repack, but including Repack related expenditures, we expect that our capital expenditures will be approximately $50.0 million in the year ending December 31, 2018. We expect to fund future capital expenditures with cash from operations, borrowings or other financing proceeds.

Off-Balance Sheet Arrangements

Operating Commitments. We have various operating lease commitments for equipment, land and office space. We also have commitments for various syndicated television programs.

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

Tabular Disclosure of Contractual Obligations as of December 31, 2017. The following table aggregates our material expected contractual obligations and commitments as of December 31, 2017 (in thousands):

	Payment Due By Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations recorded on our balance sheet as of December 31, 2017:
Long-term debt obligations (1)	$1,860,234	$6,417	$12,834	$12,834	$1,828,149
Accrued interest (2)	26,624	26,624	-	-	-
Programming obligations currently accrued (3)	19,513	15,236	4,277	-	-

Off-balance sheet arrangements as of December 31, 2017:
Long term debt obligations (4):
Cash interest on 2017 Senior
Credit Facility	137,038	22,820	44,946	44,019	25,253
Cash interest on 2026 Notes	351,276	41,125	82,250	82,250	145,651
Cash interest on 2024 Notes	182,738	26,906	53,813	53,813	48,206
Operating lease obligations (5)	17,592	3,286	4,935	4,077	5,294
Purchase obligations not currently accrued (6)	3,887	3,887	-	-	-
Programming obligations not currently accrued (7)	39,767	6,214	30,901	2,201	451
Network affiliation agreements (8)	579,836	176,669	270,371	132,796	-
Service and other agreements (9)	3,605	2,856	749	-	-
Total	$3,222,110	$332,040	$505,076	$331,990	$2,053,004

(1)

“Long-term debt obligations” represent current and long-term principal payment obligations under the 2017 Senior Credit Facility, the 2026 Notes and the 2024 Notes at December 31, 2017. These amounts are recorded as liabilities as of the balance sheet date net of the $22.8 million of unamortized deferred loan costs and unamortized original issue premium on the 2026 Notes. As of December 31, 2017, the interest rate on the balance outstanding under the 2017 Senior Credit Facility was 3.6%. As of December 31, 2017, the coupon interest rate and the yield on the 2026 Notes were 5.875% and 5.398%, respectively. As of December 31, 2017, the coupon interest rate and the yield on the 2024 Notes were each 5.125%. Under the 2017 Senior Credit Facility the maturity date of the revolving credit facility is February 7, 2022 and the maturity date of the term loan facility is February 7, 2024. See Note 3 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein for more information on the 2017 Senior Credit Facility.

(2)	“Accrued interest” represents interest on long-term debt obligations accrued as of December 31, 2017.

(3)

“Programming obligations currently accrued” represents obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(4)

“Cash interest on long-term debt obligations” consists of estimated interest expense on long-term debt excluding interest expense accrued as of December 31, 2017 described in note (2) above. The estimate is based upon debt balances as of December 31, 2017 and required future principal repayments under those obligations. The 2026 Notes and the 2024 Notes mature on July 15, 2026 and October 15, 2024, respectively. The maturity date of the term loan under the 2017 Senior Credit Facility is February 7, 2024. This estimate of cash interest on long-term debt obligations assumes that current interest rates will remain consistent and the principal obligations underlying these interest estimates will not be replaced by other long-term obligations prior to or upon their maturity.

(5)

“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases. These amounts are not recorded as liabilities as of the current balance sheet date. Beginning in 2019, the Company will adopt the provisions of ASU 2016-02 – Leases (Topic 842). At that time, our obligations under most of our lease transactions will be recorded as liabilities in our balance sheets.

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

(8)

“Network affiliation agreements” represent the fixed obligations under our current agreements with broadcast networks. Our network affiliation agreements expire at various dates primarily through December, 2021.

(9)	“Service and other agreements” represents minimum amounts payable for various non-cancelable contractual agreements for maintenance services and other professional services.

Estimates of the amount, timing and future funding obligations under our pension plan include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $2.0 million in total to our defined benefit pension plans during 2018.

Inflation

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since amounts outstanding under the 2017 Senior Credit Facility incur interest at a variable rate.

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

Annual Impairment Testing of Broadcast Licenses and Goodwill. We have determined that our broadcast licenses are indefinite-lived intangible assets in accordance with the accounting guidance for goodwill and other intangible assets, which require such assets to be tested for impairment on an annual basis, or more often when certain triggering events occur. For goodwill, we have elected to bypass the qualitative assessment provisions and to perform the prescribed testing steps for goodwill on an annual basis. Neither of these asset types is amortized.

We test for impairment of broadcast licenses and goodwill on an annual basis on the last day of each fiscal year. We also test for impairment during any reporting period if certain triggering events occur. The two most recent impairment testing dates were December 31, 2017 and 2016.

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

To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the fair value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our television stations.

As of December 31, 2017 and 2016, the recorded value of our broadcast licenses was $1.5 billion and $1.3 billion, respectively. As of December 31, 2017 and 2016, the recorded value of our goodwill was $611.1 million and $485.3 million, respectively. We did not record an impairment expense related to our broadcast licenses or goodwill during 2017, 2016 or 2015.

Prior to January 1, 2002, acquired broadcast licenses were valued at the date of acquisition using a residual method. The recorded value of these broadcast licenses as of December 31, 2017 and 2016 was approximately $341.0 million. Broadcast licenses acquired after December 31, 2001 were valued at the date of acquisition using an income method that assumes an initial hypothetical start-up operation. This change in methodology was due to a change in accounting requirements. The book value of these broadcast licenses as of December 31, 2017 and 2016 was approximately $1.2 billion and $1.0 billion, respectively. Regardless of whether we initially recorded the value of our broadcast licenses using the residual or the income method, for purposes of testing for potential impairment we use the income method to estimate the fair value of our broadcast licenses.

Valuation of Network Affiliation Agreements. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming.

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

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2017, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2017 (in thousands, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2017):
Broadcast licenses	$1,530,703	$631,982	$1,081,342
Other intangible assets, net (including network affiliation agreements)	73,784	406,811	240,297

Statement of Operations
(For the year ended December 31, 2017):
Amortization of intangible assets	25,072	65,227	45,150
Operating income	291,226	251,071	271,148
Net income	261,952	237,457	249,704
per share - basic	$3.59	$3.25	$3.42
per share - diluted	$3.55	$3.22	$3.38

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes. We have approximately $61.6 million in federal operating loss carryforwards, which will be fully utilized upon the filing of our 2017 tax returns. Additionally, we have an aggregate of approximately $101.7 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the state operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2017 and 2016 was $0.1 million and $1.5 million, respectively.

The TCJA reduced the value of our deferred tax liabilities resulting in the recognition of a tax benefit of approximately $146.0 million in the fourth quarter of 2017 with a credit to earnings for a reduction of those liabilities. In addition, the TCJA contains significant changes to corporate taxes that will materially affect the taxes owed by us in 2018 and subsequent years. Among other things, the new law reduces the maximum federal corporate income tax rate from 35% to 21%, which should have a positive effect on our net earnings and earnings per share. It also includes an option to claim accelerated depreciation deductions on qualified property but limits or eliminates certain deductions to which we have been entitled in past years.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. We have recognized the provisional tax impacts related primarily to depreciation deductions and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed later in 2018.

Recent Accounting Pronouncements. See Note 1 “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for more information.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Federal Securities Laws

This annual report on Form 10-K contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, statements about our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, assumptions underlying various estimates and estimates of future obligations and commitments and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

As of December 31, 2017, we pay interest based on a floating interest rate on balances outstanding under the 2017 Senior Credit Facility. We pay a fixed rate of interest on the 2026 Notes and the 2024 Notes. As of December 31, 2017, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also, as of that date, we were not a party to any interest rate swap agreements. See Note 3 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

Based on our floating rate debt outstanding at December 31, 2017, a 100 basis point increase or decrease in market interest rates would have increased or decreased our interest expense and decreased or increased our income before income taxes for the year ended December 31, 2017 by approximately $6.4 million. The recorded amount of our long-term debt, including current portion, was $1.9 billion and $1.8 billion, respectively, and the fair value of our long-term debt, including current portion, was $1.9 billion and $1.8 billion, respectively, as of December 31, 2017 and 2016. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the U.S. Securities and Exchange Commission (the “SEC”), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management excluded the operations of the television stations WBAY-TV in Green Bay, Wisconsin and KWQC-TV in Davenport, Iowa, each purchased from Nexstar Broadcasting, Inc., KTVF-TV in Fairbanks, Alaska, from Tanana Valley Television Company and Tanana Valley Holdings, LLC, WDTV-TV in Clarksburg-Weston, West Virginia, from Withers Broadcasting Company of West Virginia, WABI-TV in Bangor, Maine and WCJB-TV in Gainesville, Florida, each from Community Broadcasting Service and Diversified Broadcasting, Inc., and WCAX-TV in Burlington, Vermont from Mt. Mansfield Television, Inc., from the assessment of internal control over financial reporting as of December 31, 2017. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2017. Collectively, these operations accounted for approximately 14% of our total assets and 9% of our total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded the operations of the television stations WBAY-TV in Green Bay, Wisconsin and KWQC-TV in Davenport, Iowa, each purchased from Nexstar Broadcasting, Inc., KTVF-TV in Fairbanks, Alaska, from Tanana Valley Television Company and Tanana Valley Holdings, LLC, WDTV-TV in Clarksburg-Weston, West Virginia, from Withers Broadcasting Company of West Virginia, WABI-TV in Bangor, Maine and WCJB-TV in Gainesville, Florida, each from Community Broadcasting Service and Diversified Broadcasting, Inc., and WCAX-TV in Burlington, Vermont from Mt. Mansfield Television, Inc. (collectively, the Acquired Stations), from its assessment of internal control over financial reporting as of December 31, 2017, because they were acquired by the Company in a purchase business combination in 2017. We have also excluded the Acquired Stations from our audit of internal control over financial reporting. The Acquired Stations total assets and revenues represent approximately 14 percent and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Atlanta, Georgia

February 27, 2018

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016
Assets:
Current assets:
Cash	$462,399	$325,189
Accounts receivable, less allowance for doubtful accounts of $4,606 and $3,163, respectively	171,230	146,811
Current portion of program broadcast rights, net	14,656	13,735
Prepaid income taxes	13,791	14,641
Prepaid and other current assets	4,681	5,109
Total current assets	666,757	505,485

Property and equipment, net	350,658	326,093
Broadcast licenses	1,530,703	1,340,305
Goodwill	611,100	485,318
Other intangible assets, net	73,784	56,250
Investments in broadcasting and technology companies	16,599	16,599
Other	11,256	22,455
Total assets	$3,260,857	$2,752,505

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	December 31,
	2017	2016
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$7,840	$5,257
Employee compensation and benefits	30,144	31,367
Accrued interest	26,624	32,453
Accrued network programming fees	20,317	14,982
Other accrued expenses	11,970	13,802
Federal and state income taxes	8,753	2,916
Current portion of program broadcast obligations	15,236	13,924
Deferred revenue	4,004	4,706
Current portion of long-term debt	6,417	-
Total current liabilities	131,305	119,407

Long-term debt, less current portion and deferred financing costs	1,831,011	1,756,747
Program broadcast obligations, less current portion	4,277	4,995
Deferred income taxes	261,690	343,011
Accrued pension costs	37,838	34,047
Other	1,839	1,437
Total liabilities	2,267,960	2,259,644

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 88,788,664 shares and 71,229,497 shares, respectively outstanding 83,253,588 shares and 66,094,091 shares, respectively	902,518	658,135
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,349,069 shares and 8,073,993 shares, respectively outstanding 6,598,377 shares and 6,404,862 shares, respectively	24,644	21,764
Retained earnings (deficit)	161,694	(101,365)
Accumulated other comprehensive loss, net of income tax benefit	(22,165)	(17,645)
	1,066,691	560,889
Treasury stock at cost, common stock, 5,535,076 shares and 5,135,406 shares, respectively	(49,562)	(44,688)
Treasury stock at cost, Class A common stock, 1,750,692 shares and 1,669,131 shares, respectively	(24,232)	(23,340)
Total stockholders’ equity	992,897	492,861
Total liabilities and stockholders’ equity	$3,260,857	$2,752,505

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for net income per share data)

	Year Ended December 31,
	2017	2016	2015

Revenue (less agency commissions)	$882,728	$812,465	$597,356
Operating expenses before depreciation, amortization, and (gain) loss on disposals of assets, net:
Broadcast	557,116	475,131	374,182
Corporate and administrative	31,541	40,347	34,343
Depreciation	51,973	45,923	36,712
Amortization of intangible assets	25,072	16,596	11,982
(Gain) loss on disposals of assets, net	(74,200)	329	80
Operating expenses	591,502	578,326	457,299
Operating income	291,226	234,139	140,057
Other income (expense):
Miscellaneous income, net	162	775	103
Interest expense	(95,259)	(97,236)	(74,411)
Loss from early extinguishment of debt	(2,851)	(31,987)	-
Income before income taxes	193,278	105,691	65,749
Income tax (benefit) expense	(68,674)	43,418	26,448
Net income	261,952	62,273	39,301

Basic per share information:
Net income	$3.59	$0.87	$0.58
Weighted average shares outstanding	73,061	71,848	68,330

Diluted per share information:
Net income	$3.55	$0.86	$0.57
Weighted average shares outstanding	73,836	72,764	68,987

Dividends declared per common share	$-	$-	$-

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$261,952	$62,273	$39,301

Other comprehensive (loss) income:
Adjustment to pension liability	(7,410)	(592)	5,783
Income tax (benefit) expense	(2,890)	(231)	2,255
Other comprehensive (loss) income	(4,520)	(361)	3,528

Comprehensive income	$257,432	$61,912	$42,829

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2014	7,567,868	$17,096	57,326,180	$486,317	$(202,939)	(1,578,554)	$(22,398)	(4,814,716)	$(41,072)	$(20,812)	$216,192

Net income	-	-	-	-	39,301	-	-	-	-	-	39,301

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	3,528	3,528

Issuance of common stock:
Underwritten public offering	-	-	13,511,040	167,313	-	-	-	-	-	-	167,313
401(k) plan	-	-	1,898	26	-	-	-	-	-	-	26
2007 Long Term Incentive Plan:
Restricted stock awards	287,513	-	150,308	-	-	(32,817)	(287)	(67,989)	(818)	-	(1,105)

Share-based compensation	-	2,229	-	1,790	-	-	-	-	-	-	4,019

Balance at December 31, 2015	7,855,381	$19,325	70,989,426	$655,446	$(163,638)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(17,284)	$429,274

Net income	-	-	-	-	62,273	-	-	-	-	-	62,273

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(361)	(361)

Issuance of common stock:
401(k) plan	-	-	2,571	29	-	-	-	-	-	-	29
2007 Long Term Incentive Plan:
Restricted stock awards	218,612	-	237,500	-	-	(57,760)	(655)	(60,518)	(798)	-	(1,453)

Repurchase of common stock	-	-	-	-	-	-	-	(192,183)	(2,000)	-	(2,000)

Share-based compensation	-	2,439	-	2,660	-	-	-	-	-	-	5,099

Balance at December 31, 2016	8,073,993	$21,764	71,229,497	$658,135	$(101,365)	(1,669,131)	$(23,340)	(5,135,406)	$(44,688)	$(17,645)	$492,861

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2016	8,073,993	$21,764	71,229,497	$658,135	$(101,365)	(1,669,131)	$(23,340)	(5,135,406)	$(44,688)	$(17,645)	$492,861

Adoption of ASU 2016-09 excess tax benefit for stock-based compensation	-	-	-	-	1,107	-	-	-	-	-	1,107

Net income	-	-	-	-	261,952	-	-	-	-	-	261,952

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(4,520)	(4,520)

Issuance of common stock:
Underwritten public offering	-	-	17,250,000	238,945	-	-	-	-	-	-	238,945
401(k) plan	-	-	1,224	15	-	-	-	-	-	-	15
2007 Long Term
Incentive Plan- restricted stock awards	198,220	-	307,943	-	-	(81,561)	(892)	(77,632)	(874)	-	(1,766)
2017 Equity and Incentive Compensation Plan- restricted stock awards	76,856	-	-	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(322,038)	(4,000)	-	(4,000)

Share-based compensation	-	2,880	-	5,423	-	-	-	-	-	-	8,303

Balance at December 31, 2017	8,349,069	$24,644	88,788,664	$902,518	$161,694	(1,750,692)	$(24,232)	(5,535,076)	$(49,562)	$(22,165)	$992,897

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$261,952	$62,273	$39,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,973	45,923	36,712
Amortization of intangible assets	25,072	16,596	11,982
Amortization of deferred loan costs	4,624	4,884	3,194
Accretion of original issue discount and premium related to long-term debt, net	(610)	(779)	(863)
Amortization of restricted stock and stock option awards	8,303	5,099	4,019
Amortization of program broadcast rights	21,033	19,001	14,960
Payments on program broadcast obligations	(21,055)	(18,786)	(14,576)
Deferred income taxes	(77,325)	41,386	25,770
(Gain) loss on disposals of assets, net	(74,200)	329	80
Loss from early extinguishment of debt	2,851	31,987	-
Other	(3,343)	(1,788)	(2,542)
Changes in operating assets and liabilities:
Accounts receivable	(23,744)	(6,107)	(14,787)
Prepaid income taxes	851	(14,642)	-
Other current assets	806	2,032	(3,705)
Accounts payable	2,116	518	(141)
Employee compensation, benefits and pension costs	(1,899)	871	3,528
Accrued network fees and other expenses	3,306	(1,723)	13,789
Accrued interest	(5,829)	19,736	(4,907)
Income taxes payable	5,836	2,145	(1,123)
Deferred revenue	(703)	1,130	(3,972)
Net cash provided by operating activities	180,015	210,085	106,719
Investing activities
Acquisitions of television businesses and licenses	(416,018)	(431,846)	(185,126)
Proceeds from sale of television station	-	11,200	-
Proceeds from FCC spectrum auction	90,824	-	-
Purchases of property and equipment	(34,516)	(43,604)	(24,222)
Proceeds from other asset sales	187	2,979	3,115
Net decrease (increase) in acquisition prepayments and other	9,724	(18,063)	(149)
Net cash used in investing activities	(349,799)	(479,334)	(206,382)
Financing activities
Proceeds from borrowings on long-term debt	641,438	1,656,000	-
Repayments of borrowings on long-term debt	(562,641)	(1,100,000)	-
Payments for the repurchase of common stock	(4,000)	(2,000)	-
Tender and redemption premiums for 2020 Notes	-	(27,502)	-
Proceeds from issuance of common stock	238,945	-	167,313
Deferred and other loan costs	(4,981)	(27,926)	4
Payments for taxes related to net share settlement of equity awards	(1,767)	(1,452)	(1,105)
Net cash provided by financing activities	306,994	497,120	166,212
Net increase in cash	137,210	227,871	66,549
Cash at beginning of period	325,189	97,318	30,769
Cash at end of period	$462,399	$325,189	$97,318

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business. We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of February 23, 2018, we owned and operated television stations in 57 television markets broadcasting over 200 separate programming streams, including over 100 affiliates of the CBS Network, the NBC Network, the ABC Network and the FOX Network. We refer to these major broadcast networks collectively as the “Big Four” networks.

In addition to a primary broadcast channel, each of our stations can also broadcast additional secondary digital channels within a market by utilizing the same bandwidth, but with different programming from the primary channel. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network, MY Network, the MeTV Network, This TV Network, Antenna TV, Telemundo, Cozi, Heroes and Icons and MOVIES! Network. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast local news/weather channels in some markets. Our combined TV station group reaches approximately 10.4% of total United States television households.

Variable Interest Entity (“VIE”). We consolidate a VIE when we are determined to be the primary beneficiary. In accordance with U.S. GAAP, in determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.

On January 17, 2017, we acquired the assets of two television stations that were divested by Nexstar Broadcasting, Inc. upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market (DMA 69), and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois or “Quad Cities” television market (DMA 102), for an adjusted purchase price of $269.9 million (the “Media General Acquisition”) using cash on hand. The Media General Acquisition was completed, in part, through a transaction with a VIE known as Gray Midwest EAT, LLC (“GME”), pursuant to which GME acquired the broadcast licenses of the stations. On May 30, 2017, we exercised an option to acquire the licenses held by GME pending receipt of proceeds from the FCC’s reverse auction for broadcast spectrum (the “FCC Spectrum Auction”). Upon receipt of the auction proceeds from the FCC on August 7, 2017, we completed the acquisition of the broadcast licenses from GME.

During the period that GME held those broadcast licenses we believe we were the primary beneficiary of GME because, subject to the ultimate control of the licensees, we had the power to direct the activities that significantly impact the economic performance of GME through the services we provided, and our obligation to absorb losses and right to earn returns that would be considered significant to GME. As a result, we included the assets, liabilities and results of operations of GME in our consolidated financial statements beginning January 17, 2017 and continuing through August 7, 2017, the date that we were no longer deemed to be the primary beneficiary of GME.

Investments in Broadcasting and Technology Companies. We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. As of June 30, 2017, the most recent period for which we have Tarzian’s financial statements, our investment represented 32.4% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represented 67.9% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. This investment is accounted for under the cost method of accounting and reflected as a non-current asset on our balance sheet. We have no commitment to fund the operations of Tarzian nor do we have any representation on Tarzian’s board of directors or any other influence over Tarzian’s management. We believe the cost method is appropriate to account for this investment given the existence of a single majority voting stockholder and our lack of management influence or any obligation to fund the operations of Tarzian.

In 2016, we made a $3.0 million strategic equity investment in Syncbak, a technology company that replicates over-the-air broadcasts for delivery over-the-top of the Internet. This investment does not represent a controlling interest in Syncbak, nor are we committed to fund Syncbak’s operations. One member of our senior management holds a seat on Syncbak’s board of directors. We do not believe that we have significant influence over management or operations, and, as such, we account for this investment using the cost method of accounting for investments, and this investment is reflected as a non-current asset on our balance sheet. We evaluate this investment periodically for impairment.

Revenue Recognition. Broadcast advertising revenue is generated primarily from the sale of television advertising time to local, national and political advertisers. Internet advertising revenue is generated from the sale of advertisements associated with our stations’ websites. Advertising revenue is billed to the customer and recognized when the advertisement is broadcast or appears on our stations’ websites. Retransmission consent revenue consists of payments to us from cable, satellite and other multiple video program distribution systems for their retransmission of our broadcast signals. Retransmission consent revenue is recognized as earned over the life of the retransmission consent contract. Other revenue consists primarily of revenue earned from the production of programming and payments from tower space rent. Revenue from the production of programming is recognized as the programming is produced. Tower rent is recognized over the life of the rental agreements.

Cash received that has not yet been recognized as revenue is presented as deferred revenue. Revenue that has been earned but not yet received is recognized as revenue and presented as a receivable.

Trade and Barter Transactions. We account for trade transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions is based on the fair value of the assets or services involved in the transaction. Trade revenue and expense recognized for each of the years ended December 31, 2017, 2016 and 2015 were as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Trade revenue	$1,832	$2,069	$2,299
Trade expense	(1,863)	(1,997)	(2,188)
Net trade (loss) income	$(31)	$72	$111

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense. Our advertising expense was $1.6 million, $1.5 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. We record as expense all advertising expenditures as they are incurred.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is equal to a portion of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $2.4 million, $1.9 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We generally write off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

Program Broadcast Rights. We have two types of syndicated television program contracts: first run programs and off network reruns. First run programs are programs such as Wheel of Fortune and off network reruns are programs such as Seinfeld. First run programs have not been produced at the time the contract to air such programming is signed, and off network rerun programs have already been produced. We record an asset and corresponding liability for payments to be made only for the current year of first run programming and for the entire contract period for off network programming. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of first run program contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced or delivered.

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

Property and Equipment. Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Maintenance, repairs and minor replacements are charged to operations as incurred; the purchase of new assets, major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	December 31,		Useful Lives
	2017	2016	(in years)
Property and equipment:
Land	$50,458	$44,611
Buildings and improvements	156,924	139,078	7	to	40
Equipment	511,878	471,798	3	to	20
	719,260	655,487
Accumulated depreciation	(368,602)	(329,394)
Total property and equipment, net	$350,658	$326,093

For the year ended December 31, 2017, our total property and equipment balance, before accumulated depreciation, increased approximately $45.7 million primarily as the net result of acquisitions and dispositions. The remaining change in the balances between December 31, 2016 and December 31, 2017 was due to routine purchases of equipment, less retirements.

Deferred Loan Costs. Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amended previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 amended previous guidance to codify the June 18, 2015 staff announcement that the SEC staff would not object to the deferral and presentation as an asset, and subsequent amortization of such asset, of deferred debt issuance costs related to line of credit arrangements. We adopted these standards as of January 1, 2016.

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was approximately $1.1 million and $0.8 million as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, 2016 and 2015, we recorded expenses of $71,000, $15,000 and $34,000, respectively, related to our asset retirement obligations.

Concentration of Credit Risk. We sell advertising air-time on our broadcasts and advertising space on our websites to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required except for political advertising. Credit losses are provided for in the financial statements and consistently have been within our expectations that are based upon our prior experience.

Excluding political advertising revenue, which is cyclical based on election cycles, our most significant category of customer is automotive. During the years ended December 31, 2017 and 2016 and 2015 approximately 25%, 22% and 24%, respectively, of our broadcast advertising revenue was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within in our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

Earnings Per Share. We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted shares and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted-average shares outstanding – basic	73,061	71,848	68,330
Weighted-average shares underlying stock options and restricted shares	775	916	657
Weighted-average shares outstanding - diluted	73,836	72,764	68,987

Valuation of Broadcast Licenses, Goodwill and Other Intangible Assets. We have acquired a significant portion of our assets in acquisition transactions. Among the assets acquired in these transactions were broadcast licenses issued by the FCC, goodwill and other intangible assets.

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

Impairment Testing of Indefinite-Lived Intangible Assets. We test for impairment of our indefinite-lived intangible assets on an annual basis on the last day of each fiscal year. However, if certain triggering events occur, we test for impairment during the relevant reporting period. For goodwill, we have elected to bypass the qualitative assessment provisions and to perform the prescribed testing steps for goodwill on an annual basis.

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

To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our television stations.

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

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2017 and 2016 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in thousands):

	December 31,
	2017	2016
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(36,336)	$(28,926)
Income tax benefit	(14,171)	(11,281)
Accumulated other comprehensive loss	$(22,165)	$(17,645)

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. This standard is expected to have a material effect on our balance sheets. Specifically, we expect that, once adopted, we will record a right of use asset and lease obligation liability. As of December 31, 2017, the values of those assets and related liabilities were each approximately $17.6 million. We are also evaluating our footnote disclosure requirements. We will continue to review our contractual obligations related to this standard, and develop our disclosures, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance of U.S. GAAP with the intent of simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. After adoption of the standard, the annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard allows for early adoption, but we have not yet made that determination. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard allows for early adoption, but we have not yet made that determination. We do not expect that the adoption of this standard will have a material impact on our financial statements.

Adoption of Accounting Standards and Reclassifications. In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either a retrospective to each reporting period presented method, or a retrospective with the cumulative effect method to adopt the standard. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations. This ASU amends the guidance of ASU 2014-09 to clarify the implementation guidance on principal versus agent considerations for reporting gross revenue versus net revenue. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU amends the guidance of ASU 2014-09 to clarify the identification of performance obligations and to provide additional licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This ASU was issued to provide guidance in assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, in order to reduce the potential for diversity in practice at initial application, and to reduce the cost and complexity of applying the standard. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. This ASU was issued to clarify the standard and to correct unintended application of guidance. We have completed our assessment and concluded that the adoption of ASC 606 will not change the timing of recognition related to our revenue streams. We adopted this standard beginning in the first quarter of 2018. We used the modified retrospective method to implement the standard. This standard’s most significant impact is expanded disclosures related to the disaggregation of our revenue streams and deposits received from customers’ pre-payments. Our internal controls related to the revenue recognition process will not be changing, with the exception of those controls related to presentation and disclosure.

In January 2016, the FASB issued ASU No. 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. We adopted this standard beginning in the first quarter of 2018. The adoption of this standard did not have a material impact on our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance of U.S. GAAP with the intent of addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice. We adopted this standard beginning in the first quarter of 2018. The adoption of this standard did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. ASU 2017-01 amends the guidance of U.S. GAAP with the intent of clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this standard beginning in the first quarter of 2018. The adoption of this standard did not have a material impact on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends the guidance of U.S. GAAP with the intent of improving the presentation of net periodic pension cost and net periodic postretirement benefit cost by prescribing where the amount of net benefit cost should be presented in an employer’s income statement and requiring the disclosure by line item of the amount of net benefit cost that is included in the income statement or capitalized in assets. We adopted this standard beginning in the first quarter of 2018. The adoption of this standard did not have a material impact on our financial statements.

Certain amounts in the consolidated statement of cash flows have been reclassified to conform to the current presentation.

2.      Acquisitions and Dispositions

During 2017, 2016 and 2015, we entered into a number of acquisition and disposition transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties.

2017 Acquisitions

On January 13, 2017, we acquired the assets of KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market (DMA 202), from Tanana Valley Television Company and Tanana Valley Holdings, LLC for an adjusted purchase price of $8.0 million (the “Fairbanks Acquisition”), with cash on hand.

As described in Note 1 above, on January 17, 2017, we completed the Media General Acquisition, for an adjusted purchase price of $269.9 million using cash on hand.

On May 1, 2017, we acquired the assets of WDTV-TV (CBS) and WVFX-TV (FOX/CW) in the Clarksburg-Weston, West Virginia television market (DMA 169) from Withers Broadcasting Company of West Virginia (the “Clarksburg Acquisition”) for a total purchase price of $26.5 million with cash on hand. On May 13, 2016, we announced that we agreed to enter into the Clarksburg Acquisition. On June 1, 2016, we made a partial payment of $16.5 million and acquired the non-license assets of these stations. Also, on that date we began operating these stations, subject to the control of the seller, under a local marketing agreement (“LMA”) that terminated upon completion of the acquisition.

On May 1, 2017, we acquired the assets of WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 156) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 159) from Community Broadcasting Service and Diversified Broadcasting, Inc. (collectively, the “Diversified Acquisition”) for a total purchase price of $85.0 million with cash on hand. On April 1, 2017, we began operating these stations, subject to the control of the seller, under an LMA that terminated upon completion of the acquisition.

On August 1, 2017, we acquired the assets of WCAX-TV (CBS) in the Burlington, Vermont – Plattsburgh, New York television markets (DMA 97) from Mt. Mansfield Television, Inc., for an adjusted purchase price of $29.0 million in cash (the “Vermont Acquisition”). On June 1, 2017, we advanced $23.2 million of the purchase price to the seller and began to operate the station under an LMA, subject to the control of the seller. At closing, we paid the remaining $5.8 million of the purchase price with cash on hand and the LMA was terminated.

We refer to the eight stations that we began operating and acquired (excluding the stations acquired in the Clarksburg Acquisition, which we began operating under an LMA in 2016) during 2017 as the “2017 Acquisitions.” The following table summarizes fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of the 2017 Acquisitions and the Clarksburg Acquisition (in thousands):

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

These amounts are based upon management’s determination of the fair values using valuation techniques including income, cost and market approaches. In determining the preliminary fair value of the acquired assets and assumed liabilities, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The fair value estimates of the assets acquired in the Clarksburg Acquisition, Diversified Acquisition and the Vermont Acquisition are still considered to be preliminary, and, as such, the actual amounts may differ materially from these estimates.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $27.9 million; advertising client relationships of $5.3 million; and favorable income leases of $3.0 million. These intangible assets are being amortized over their estimated useful lives of approximately 5.1 years for retransmission agreements; approximately 10.7 years for advertising client relationships; and approximately 11.9 years for favorable income leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $125.8 million of goodwill related to stations acquired in 2017. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

The Company’s consolidated results of operations for year ended December 31, 2017 include the results of the 2017 Acquisitions from the date of each transaction. Revenues attributable thereto and included in our consolidated statement of operations for the year ended December 31, 2017 were $79.8 million. Operating income attributable thereto and included in our consolidated statement of operations for year ended December 31, 2017 was $33.7 million.

In connection with acquiring the 2017 Acquisitions, we incurred $1.1 million of transaction related costs during the year ended December 31, 2017, primarily related to legal, consulting and other professional services.

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

We refer to the stations acquired and retained in 2016, as well as the Clarksburg Acquisition, whose stations we began operating under and LMA in June 2016, as the “2016 Acquisitions.” The fair values of the assets acquired, liabilities assumed and resulting goodwill of the television station acquisitions we completed in 2016 are summarized as follows (in thousands):

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

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $72.3 million of goodwill related to stations acquired in 2016. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

The Company’s consolidated results of operations for year ended December 31, 2016 include the results of the 2016 Acquisitions from the date of each transaction. Revenues attributable thereto and included in our consolidated statement of operations for the year ended December 31, 2016 were $130.4 million. Operating income attributable thereto and included in our consolidated statement of operations for year ended December 31, 2016 was $55.8 million.

In connection with acquiring the 2016 Acquisitions, we incurred $7.4 million of transaction related costs during the year ended December 31, 2016, primarily related to legal, consulting and other professional services.

2015 Acquisitions and Dispositions

On September 1, 2015, we entered into an asset purchase agreement with The Cedar Rapids Television Company and The Gazette Company to acquire the assets of KCRG-TV, which is affiliated with the ABC Network and serves the Cedar Rapids, Iowa television market (the “Cedar Rapids Acquisition”). Also on September 1, 2015, we acquired certain non-license operating assets of this station and entered into an LMA with the licensee. Under the terms of the LMA, we operated the station subject to the control of the seller and its obligations under the station’s FCC license. As a result of the terms of the LMA, we included the operating results of the station in our financial statements beginning on September 1, 2015. On October 1, 2015, we acquired the non-license related real estate assets of KCRG-TV. The acquisition was completed on November 1, 2015, with the acquisition of the FCC license and license related assets. The purchase price for the station assets was $100.0 million, and was funded with cash on hand.

On July 1, 2015, we acquired from ICA Broadcasting I, LTD, the assets of KOSA-TV, whose digital channels are affiliated with the CBS and MY Networks and which station serves the Odessa-Midland, Texas television market (the “Odessa Acquisition”). The purchase price was $33.6 million and was funded with cash on hand.

On July 1, 2015, we acquired from Neuhoff Media Twin Falls, LLC the assets of KMVT-TV, whose digital channels are affiliated with the CBS and CW Networks, as well as KSVT-LD, whose digital channel is affiliated jointly with the FOX and MY Networks. These stations serve the Twin Falls, Idaho television market (the “Twin Falls Acquisition”). The purchase price was $17.5 million, and was funded with cash on hand.

On July 1, 2015, we acquired from Davis Television Wausau, LLC certain non-license assets of WFXS-TV, which had served as the FOX affiliate for the Wausau-Rhinelander, Wisconsin television market (the “Wausau Acquisition”). On that date WFXS-TV ceased operating, and we began broadcasting its former program streams on our digital low power television station in Wausau, WZAW-LD. The purchase price was $14.0 million, and was funded with cash on hand.

On July 1, 2015, we acquired from NEPSK, Inc. the assets of WAGM-TV, whose digital channels are affiliated with the CBS and FOX Networks and which station serves the Presque Isle, Maine television market (the Presque Isle Acquisition”). The purchase price was $10.3 million, and was funded with cash on hand.

On July 1, 2015, we acquired from Eagle Creek Broadcasting of Laredo, LLC certain non-license assets of KVTV-TV, which had served as the CBS affiliate for the Laredo, Texas television market (the “Laredo Acquisition”). On that date KVTV-TV ceased operating, and we began broadcasting its former program streams on our digital low power television station in Laredo, KYLX-LD. The purchase price was $9.0 million, and was funded with cash on hand.

We refer to the stations acquired and retained in 2015 as the “2015 Acquisitions.” The fair values of the acquired assets, assumed liabilities and the resulting goodwill from the 2015 Acquisitions are summarized as follows (in thousands):

	Acquisition
	Cedar Rapids	Odessa	Twin Falls	Wausau	Presque Isle	Laredo	Total

Other current assets	$503	$87	$93	$87	$45	$22	$837
Property and equipment	13,754	4,629	5,172	1,985	2,822	1,411	29,773
Goodwill	25,006	3,719	2,587	11,616	245	5,154	48,327
Broadcast licenses	55,676	22,253	6,333	-	6,150	-	90,412
Other intangible assets	5,849	3,067	3,485	397	1,039	2,435	16,272
Other non-current assets	13	13	32	87	-	13	158
Current liabilities	(792)	(155)	(170)	(85)	(51)	(22)	(1,275)
Other long-term liabilities	(13)	(13)	(32)	(87)	-	(13)	(158)

Total	$99,996	$33,600	$17,500	$14,000	$10,250	$9,000	$184,346

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

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $48.3 million of goodwill related to stations acquired in 2015. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

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

The Company’s consolidated results of operations for year ended December 31, 2015 include the results of the 2015 Acquisitions from the date of each transaction. Net revenues and operating income of the businesses acquired in the 2015 Acquisitions included in our audited consolidated statement of operations for the year ended December 31, 2015 were $23.2 million and $8.6 million, respectively.

In connection with acquiring the 2015 Acquisitions, we incurred transaction costs totaling $6.5 million primarily related to legal, consulting and other professional services that are included in our corporate and administrative expenses in the year ended December 31, 2015.

Unaudited Pro Forma Financial Information

Pro Forma Data – Acquisitions Completed in 2017. The following table sets forth certain unaudited pro forma information for the years ended December 31, 2017 and 2016 assuming that the acquisitions completed in 2017 occurred on January 1, 2016 (in thousands, except per share data):

	Years Ended
	December 31,
	2017	2016

Revenue (less agency commissions)	$895,081	$926,799
Net income	$260,909	$88,679

Basic net income per share	$3.57	$1.23
Diluted net income per share	$3.53	$1.22

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the acquisitions completed in 2017, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we acquired each of the stations acquired in 2017 on January 1, 2016 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2017 and 2016 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

Pro Forma Data – Acquisitions Completed in 2016. The following table sets forth certain unaudited pro forma information for the years ended December 31, 2016 and 2015 assuming that the acquisitions completed in 2016 occurred on January 1, 2015 (in thousands, except per share data):

	Years Ended
	December 31,
	2016	2015

Revenue (less agency commissions)	$825,787	$701,550
Net income	$57,795	$39,360

Basic net income per share	$0.80	$0.58
Diluted net income per share	$0.79	$0.57

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the stations acquired in 2016, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we acquired each of the stations acquired in 2016 on January 1, 2015 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2016 and 2015 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the underlying assumptions.

Pro Forma Data - 2015 Acquisitions. The following table sets forth certain unaudited pro forma information for the year ended December 31, 2015 assuming that the 2015 Acquisitions occurred on January 1, 2015 (in thousands, except per share data):

Year Ended
December 31,
2015

Revenue (less agency commissions)	$621,530
Net income	$46,181

Basic net income per share	$0.68
Diluted net income per share	$0.67

This pro forma financial information is based on Gray’s historical results of operations and the 2015 Acquisitions’ historical results of operations, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed each of the 2015 Acquisitions on January 1, 2015 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the year ended December 31, 2015 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the underlying assumptions.

3.      Long-term Debt

As of December 31, 2017 and 2016, long-term debt consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 2014 Senior Credit Facility (as defined below), our 5.125% senior notes due 2024 (the “2024 Notes”) and our 5.875% senior notes due 2026 (the “2026 Notes”), as follows (in thousands):

	December 31,
	2017	2016
Long-term debt including current portion:
2014 Senior Credit Facility	$-	$556,438
2017 Senior Credit Facility	635,234	-
2024 Notes	525,000	525,000
2026 Notes	700,000	700,000
Total outstanding principal	1,860,234	1,781,438
Unamortized deferred loan costs - 2014 Senior Credit Facility	-	(12,158)
Unamortized deferred loan costs - 2017 Senior Credit Facility	(11,777)	-
Unamortized deferred loan costs - 2024 Notes	(6,743)	(7,742)
Unamortized deferred loan costs - 2026 Notes	(9,473)	(10,588)
Unamortized premium - 2026 Notes	5,187	5,797
Less current portion	(6,417)	-
Net carrying value	$1,831,011	$1,756,747

Borrowing availability under the Revolving Credit Facility	$100,000	$60,000

On February 7, 2017, we entered into a Third Amended and Restated Credit Agreement (the “2017 Senior Credit Facility”), consisting of a $556.4 million term loan facility (the “2017 Initial Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Amounts outstanding under the 2017 Initial Term Loan were used to repay amounts outstanding under our prior credit agreement (the “2014 Senior Credit Facility”). On April 3, 2017, we borrowed $85.0 million under an incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”) under the 2017 Senior Credit Facility to fund the Diversified Acquisition. As of December 31, 2017, the 2017 Senior Credit Facility provided total commitments of $735.2 million, consisting of the $635.2 million 2017 Term Loan and the $100.0 million 2017 Revolving Credit Facility. Our quarterly principal payments under the 2017 Term Loan are $1.6 million.

Prior to the entry into the 2017 Senior Credit Facility, the 2014 Senior Credit Facility consisted of a a term loan and a revolving loan facility. Excluding accrued interest, the amount outstanding under our 2014 Senior Credit Facility as of December 31, 2016 consisted solely of a term loan balance of $556.4 million. As of December 31, 2016, the interest rate on the balance outstanding under the 2014 Senior Credit Facility was 3.9%.

Borrowings under the 2017 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of December 31, 2017, the interest rate on the balance outstanding under the 2017 Term Loan was 3.6%.

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

 As a result of entering into the 2017 Senior Credit Facility, we recorded a loss on extinguishment of debt of approximately $2.9 million in the year ended December 31, 2017, and we incurred approximately $5.0 million in deferred financing costs that will be amortized over the life of the 2017 Senior Credit Facility.

As of December 31, 2017 and 2016, we had $525.0 million of 2024 Notes outstanding. The interest rate and yield on the 2024 Notes were 5.125%. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year.

On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”) at par. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. As of December 31, 2017 and 2016, we had $700.0 million of 2026 Notes outstanding. The interest rate and yield on the Original 2026 Notes were 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

 Collateral, Covenants and Restrictions. Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not gurantee the 2024 Notes and 2026 Notes are minor. As of December 31, 2017, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidaries.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2017 and 2016, we were in compliance with all required covenants under all our debt obligations.

Maturities

Aggregate minimum principal maturities on long-term debt as of December 31, 2017 were as follows (in thousands):

	Minimum Principal Maturities
	2017 Senior	2024	2026
Year	Credit Facility	Notes	Notes	Total
2018	$6,417	$-	$-	$6,417
2019	6,417	-	-	6,417
2020	6,417	-	-	6,417
2021	6,417	-	-	6,417
2022	6,417	-	-	6,417
Thereafter	603,149	525,000	700,000	1,828,149
Total	$635,234	$525,000	$700,000	$1,860,234

Interest Payments. For all of our interest bearing obligations, we made interest payments of approximately $97.0 million, $76.2 million and $76.9 million during 2017, 2016 and 2015, respectively. We did not capitalize any interest payments during the years ended December 31, 2017, 2016 or 2015.

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

Fair Value of Financial Instruments. The estimated fair value of financial instruments is determined using market information and appropriate valuation methodologies. Interpreting market data to develop fair value estimates involves considerable judgment. The use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) acquisition-related liabilities and (viii) deferred revenue.

As of December 31, 2017, the carrying amount of our long-term debt was $1.8 billion and the fair value was $1.9 billion. As of December 31, 2016 the carrying amount and fair value of our long-term debt were each $1.8 billion. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals and as such is classified within Level 2 of the fair value hierarchy.

5.      Stockholders’ Equity

We are authorized to issue 135 million shares of all classes of stock, of which 15 million shares are designated Class A common stock, 100 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the years ended December 31, 2017, 2016 and 2015, we did not declare or pay any common stock or Class A common stock dividends.

In December 2017, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $14.50 per share. The net proceeds from the offering were $238.9 million, after deducting underwriting discounts of $10.6 million and expenses of $0.6 million. The proceeds of this offering are currently being held in our corporate treasury.

In March 2015, we completed an underwritten public offering of 13.5 million shares of our common stock at a price to the public of $13.00 per share. The net proceeds from the offering were $167.3 million, after deducting underwriting discounts of $7.5 million and expenses of $0.9 million. We used the net proceeds from the offering to pay a significant portion of the consideration to complete the 2015 Acquisitions.

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of December 31, 2017, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”). During the year ended December 31, 2017, we purchased 322,038 shares of our common stock at an average purchase price of $12.39 per share under the 2016 Repurchase Authorization, for a total cost of $4.0 million. As of December 31, 2017, $69.0 million remains available to purchase shares of our common stock under the 2016 Repurchase Authorization.

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

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2017, we had reserved 7,422,965 shares and 1,923,144 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2016, we had reserved 5,449,148 shares and 257,581 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.      Stock-Based Compensation

We recognize compensation expense for share-based payment awards made to our employees, consultants and directors. Our active stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table presents our stock-based compensation expense and related income tax benefits for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense, gross	$8,303	$5,099	$4,019
Income tax benefit at our statutory rate associated with stock-based compensation	(3,238)	(1,989)	(1,567)
Stock-based compensation expense, net	$5,065	$3,110	$2,452

Currently, the 2017 EICP provides for, and, while awards were available for grant thereunder the 2007 Incentive Plan provided for, the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted common stock or Class A common stock each calendar year. During the years ended December 31, 2017, 2016 and 2015, we did not grant any awards under the Directors’ Restricted Stock Plan. All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During 2017, we granted:

●

Under the 2007 Incentive Plan, 307,943 shares of restricted common stock to certain employees, of which 102,648 shares vested on January 31, 2018; 102,648 shares will vest on January 31, 2019; and 102,647 shares will vest on January 31, 2020;

●

Under the 2007 Incentive Plan, 198,220 shares of restricted Class A common stock to an employee, of which 66,073 shares vested on January 31, 2018; 66,073 shares will vest on of January 31, 2019; and 66,074 shares will vest on January 31, 2020;

●	Under the 2017 EICP, 76,856 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 31, 2018; and

●	Under the 2017 EICP, restricted stock units representing 215,500 shares of our common stock, of which 209,500 shares vested on January 31, 2018 with the remaining 6,000 shares being forfeited.

During 2016, we granted, under the 2007 Incentive Plan:

●	218,452 shares of restricted common stock to certain employees, of which 72,816 shares vested on each of January 31, 2017 and 2018; and 72,820 shares will vest on January 31, 2019;

●	166,677 shares of restricted Class A common stock to an employee, of which 55,559 shares vested on each of January 31, 2017 and 2018; and 55,559 shares will vest on January 31, 2019; and

●	19,048 shares of restricted common stock and 51,935 shares of restricted Class A common stock to certain non-employee directors, all of which vested on January 31, 2017.

During 2015, we granted, under the 2007 Incentive Plan:

●

150,308 shares of restricted common stock to certain employees, of which 50,102 shares vested on January 31, 2016; 50,100 shares vested on January 31, 2017; and 50,106 shares vested on January 31, 2018;

●	229,322 shares of restricted Class A common stock to certain employees, of which 76,442 shares vested on each of January 31, 2016 and 2017; and 76,438 shares vested on January 31, 2018; and

●	58,191 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 31, 2016.

As of December 31, 2017, we had 4.8 million shares of our common stock and 1.9 million shares of our Class A common stock available for issuance under the 2017 EICP.

As of December 31, 2017 and 2016, we had outstanding options to acquire 274,746 shares of our common stock, all of which were vested and exercisable under the 2007 Incentive Plan. All outstanding options were granted with exercise prices equal the market value of the underlying stock at the close of business on the date of the grant. The exercise price of all our outstanding stock options is $1.99 per share. The aggregate intrinsic value of outstanding stock options was $4.1 million based on the closing market price of our common stock on December 31, 2017. There are no shares available for future awards under this plan.

As of December 31, 2017, under the Directors Restricted Stock Plan there were 770,000 shares available for future award.

As of December 31, 2017, we had $3.4 million of total unrecognized compensation expense related to all non-vested share based compensation arrangements. This expense is expected to be recognized over a period of 1.4 years.

A summary of activity for the years ended December 31, 2017, 2016 and 2015 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Restricted stock - common:
Outstanding - beginning of period	396,033	$12.06	337,506	$9.57	385,056	$9.09
Granted	307,943	10.40	237,500	12.88	150,308	10.27
Vested	(200,291)	11.82	(178,973)	8.46	(197,858)	9.16
Outstanding - end of period	503,685	$11.14	396,033	$12.06	337,506	$9.57

Restricted stock - Class A common:
Outstanding - beginning of period	415,082	$10.15	374,693	$9.46	204,473	$9.81
Granted	275,076	10.84	218,612	11.25	287,513	9.37
Vested	(227,526)	10.00	(178,223)	10.04	(117,293)	9.85
Outstanding - end of period	462,632	$10.63	415,082	$10.15	374,693	$9.46

Restricted stock units - common:
Outstanding - beginning of period	-	$-
Granted	215,500	15.70
Vested	-	-
Forfeited	(6,000)	15.70
Outstanding - end of period	209,500	$15.70

Subsequent Event. On February 14, 2018, we granted the following restricted stock awards, with a total grant date fair value of approximately $7.6 million, under the 2017 EICP:

●	110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, of which 36,680 shares will vest on each of February 28, 2019, 2020 and 2021;

●

110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, subject to the achievement of certain performance measures, which will vest on February 28, 2021; and

●

318,196 shares of restricted common stock with a grant date fair value per share of $15.25 to certain employees, of which 153,406 shares will vest on February 28, 2019, 82,394 shares will vest on February 28, 2020, and 82,396 shares will vest on February 28, 2021

7.      Income Taxes

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

The TCJA was signed into law on December 22, 2017. The TCJA reduced the value of our deferred tax liabilities resulting in the recognition of a tax benefit of approximately $146.0 million in the fourth quarter of 2017 with a credit to earnings for a reduction of those liabilities. In addition, the TCJA contains significant changes to corporate taxes that will materially affect the taxes owed by us in 2018 and subsequent years. Among other things, the new law reduces the maximum federal corporate income tax rate from 35% to 21%, which should have a positive effect on our net earnings and earnings per share. It also limits or eliminates certain deductions to which we have been entitled in past years. It also includes an option to claim accelerated depreciation deductions on qualified property but limits or eliminates certain deductions to which we have been entitled in past years.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. We have recognized the provisional tax impacts related primarily to depreciation deductions and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed later in 2018.

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

Federal and state and local income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$4,633	$-	$-
State and local	3,261	2,730	1,259
State and local - reserve for uncertain tax positions	757	(698)	(581)
Current income tax expense (benefit)	8,651	2,032	678
Deferred:
Federal(1)	(81,666)	38,214	24,067
State and local	4,341	3,172	1,703
Deferred income tax (benefit) expense	(77,325)	41,386	25,770
Total income tax (benefit) expense	$(68,674)	$43,418	$26,448

(1)	Includes a federal tax benefit of $146.0 million from the restatement of deferred taxes resulting from the reduction of the corporate tax rate due to the enactment of the TCJA.

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax liabilities:
Net book value of property and equipment	$18,131	$26,620
Broadcast licenses, goodwill and other intangibles	272,330	369,275
Total deferred tax liabilities	290,461	395,895

Deferred tax assets:
Liability for accrued vacation	1,438	2,232
Liability for accrued bonus	2,391	5,483
Loan acquisition costs	47	336
Allowance for doubtful accounts	1,170	1,168
Liability under health and welfare plan	608	1,201
Liability for pension plan	9,611	13,278
Federal operating loss carryforwards	-	20,401
State and local operating loss carryforwards	4,719	4,555
Alternative minimum tax carryforwards	3,925	386
Unearned income	2	3
Stock options	113	174
Acquisition costs	2,104	3,140
Restricted stock	2,636	1,950
Other	82	109
Total deferred tax assets	28,846	54,416
Valuation allowance for deferred tax assets	(75)	(1,532)
Net deferred tax assets	28,771	52,884

Deferred tax liabilities, net of deferred tax assets	$261,690	$343,011

We have approximately $61.6 million in federal operating loss carryforwards from 2016, which will be fully utilized when we file our 2017 tax return. Additionally, we have an aggregate of approximately $101.7 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that our state net operating loss carryforwards will be fully utilized.

A valuation allowance has been provided for a portion of the state net operating loss carryforwards. We believe that we will not meet the more likely than not threshold in certain states due to the uncertainty of generating sufficient income. Therefore, the state valuation allowance at December 31, 2017 and 2016 was $0.1 million and $1.5 million, respectively.

Our total valuation allowance provided for deferred income tax assets decreased $1.4 million for the year ended December 31, 2017 due to changes in estimated utilization of state operating loss carryforwards. Our total valuation allowance provided for deferred income tax assets decreased $0.2 million for the year ended December 31, 2016 due to changes in estimated utilization of state operating loss carryforwards.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statutory federal rate applied to income before income tax expense	$67,647	$36,992	$23,012
Current year permanent items	2,408	1,830	1,192
State and local taxes, net of federal tax benefit	7,889	5,056	2,831
Change in valuation allowance	(1,457)	(151)	(369)
Reserve for uncertain tax positions	757	(698)	(581)
Rate change due to enactment of tax reform	(145,997)	-	-
Other items, net	79	389	363
Income tax (benfit) expense as recorded	$(68,674)	$43,418	$26,448

Effective income tax (benefit) expense rate	(35.5)%	41.1%	40.2%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2017, we increased our recorded non-current pension liability by $7.4 million and recognized other comprehensive loss of $4.5 million, net of a $2.9 million tax benefit. During 2016, we increased our recorded non-current pension liability by $0.6 million and recognized other comprehensive loss of $0.4 million, net of a $0.2 million tax benefit. During 2015, we decreased our recorded non-current pension liability by $5.8 million and recognized other comprehensive income of $3.5 million, net of a $2.3 million tax expense.

In 2017, 2016 and 2015, we made income tax payments (net of refunds) of $2.0 million, $14.6 million and $1.8 million, respectively. At December 31, 2017, we had current prepaid income taxes of approximately $13.8 million and at December 31, 2016, we had current prepaid income taxes of approximately $14.6 million.

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

8.      Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plan is the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”). On December 31, 2016, two plans that were assumed in prior years when we acquired the related businesses were merged into the Gray Pension Plan. Monthly plan benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2017 and 2016, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2017 and 2016, respectively (dollars in thousands):

	December 31,
	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$114,976	$103,199
Interest cost	4,669	4,398
Actuarial losses	-	1,839
Benefits paid	(3,529)	(2,790)
Merger of assumed plans	9,970	8,330
Projected benefit obligation at end of year	$126,086	$114,976

Change in plan assets:
Fair value of pension plan assets at beginning of year	$80,929	$69,246
Actual return on plan assets	7,724	5,918
Company contributions	3,124	2,775
Benefits paid	(3,529)	(2,790)
Merger of assumed plans	-	5,780
Fair value of pension plan assets at end of year	88,248	80,929
Funded status of pension plan	$(37,838)	$(34,047)

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$(1,502)	$(5,121)
Accumulated other comprehensive loss	(36,336)	(28,926)
Net liability recognized	$(37,838)	$(34,047)

Because the Gray Pension Plan is frozen the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $126.1 million and $115.0 million at December 31, 2017 and 2016, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2017	2016
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	4.11%	4.31%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	N/A	N/A

	As of December 31,
	2017	2016
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.55%	4.11%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Components of net periodic pension cost:
Service cost	$-	$-	$3,130
Interest cost	4,670	4,398	4,159
Expected return on plan assets	(5,648)	(4,836)	(4,782)
Recognized net actuarial loss	484	406	1,580
Net periodic pension (benefit) cost	$(494)	$(32)	$4,087

For the Gray Pension Plan, the estimated future benefit payments are as follows (in thousands):

Years	Amount
2018	$2,924
2019	3,279
2020	3,768
2021	4,047
2022	4,324
2023	-	2027	26,680

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2017	2016
Asset category:
Insurance general account	19%	23%
Cash management accounts	4%	6%
Equity accounts	42%	39%
Fixed income accounts	31%	28%
Real estate accounts	4%	4%
Total	100%	100%

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

Fair Value of Gray Pension Plan Assets. We calculate the fair value of the Gray Pension Plan’s assets based upon the observable and unobservable net asset value of its underlying investments. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized by the fair value hierarchy proscribed by Accounting Standards Codification Topic 820, described in Note 4 “Fair Value Measurement.”

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2017 and 2016, respectively (in thousands):

Gray Pension Plan Fair Value Measurements

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$16,873	$-	$16,873
Cash management accounts	3,229	-	-	3,229
Equity accounts	37,536	-	-	37,536
Fixed income accounts	27,146	-	-	27,146
Real estate accounts	3,464	-	-	3,464
Total	$71,375	$16,873	$-	$88,248

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$18,357	$-	$18,357
Cash management accounts	5,089	-	-	5,089
Equity accounts	31,963	-	-	31,963
Fixed income account	22,544	-	-	22,544
Real estate accounts	2,976	-	-	2,976
Total	$62,572	$18,357	$-	$80,929

Expected Pension Contributions. We expect to contribute a combined total of approximately $2.0 million to the Gray Pension Plan during the year ending December 31, 2018.

Capital Accumulation Plan. The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. Employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. For the years ended December 31, 2017, 2016 and 2015, our matching contributions to our Capital Accumulation Plan were $6.6 million, $5.4 million and $1.8 million, respectively. We estimate that our matching cash contributions to the Capital Accumulation Plan for year ending December 31, 2018 will be approximately $6.8 million.

In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2017, 2016 and 2015, the Company had accrued contributions of $4.1 million, $3.4 million and $1.6 million, respectively, as discretionary profit sharing contributions.

We may also make matching contributions of our common stock under the Capital Accumulation Plan. As of December 31, 2017, we had 1,587,719 shares of common stock reserved for issuance under this plan. During the years ended December 31, 2017, 2016 and 2015, we made matching contributions of our common stock to the Capital Accumulation Plan as follows (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Matching contributions to the Capital Accumulation Plan	1,224	$15	2,571	$29	1,898	$26

9.      Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; operating lease commitments for equipment, land and office space; commitments for various syndicated television programs; and commitments under affiliation agreements with networks. Future minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheet as of December 31, 2017, were as follows (in thousands):

	Property	Service and		Syndicated	Network
	and	Other	Operating	Television	Affiliation
Year	Equipment	Agreements	Leases	Programming	Agreements	Total
2018	$3,887	$2,856	$3,286	$6,214	$176,669	$192,912
2019	-	749	2,651	18,330	130,014	151,744
2020	-	-	2,284	12,571	140,357	155,212
2021	-	-	2,125	1,510	130,117	133,752
2022	-	-	1,952	691	2,679	5,322
Thereafter	-	-	5,294	451	-	5,745
Total	$3,887	$3,605	$17,592	$39,767	$579,836	$644,687

Leases. We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2017, 2016 and 2015 were $4.0 million, $3.5 million and $2.8 million, respectively.

Legal Proceedings and Claims. We are and expect to continue to be subject to legal actions, proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these known actions, proceedings and claims will not materially affect our financial position, results of operations or cash flows, although legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could occur that could negatively affect us, possibly materially.

10.    Goodwill and Intangible Assets

During the years ended December 31, 2017 and 2016, we acquired and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances increased during each of these years. See Note 2 “Acquisitions and Dispositions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Net Balance at					Net Balance at
	December 31,					December 31,
	2016	Acquisitions	Dispositions	Impairment	Amortization	2017
Goodwill	$485,318	$125,782	$-	$-	$-	$611,100
Broadcast licenses	1,340,305	$203,503	(13,105)	-	-	1,530,703
Finite-lived intangible assets	56,250	42,606	-	-	(25,072)	73,784
Total intangible assets net of accumulated amortization	$1,881,873	$371,891	$(13,105)	$-	$(25,072)	$2,215,587

	Net Balance at					Net Balance at
	December 31,					December 31,
	2015	Acquisitions	Dispositions	Impairment	Amortization	2016
Goodwill	$423,236	$72,296	$(10,214)	$-	$-	$485,318
Broadcast licenses	1,114,626	251,035	(25,356)	-	-	1,340,305
Finite-lived intangible assets	53,280	19,566	-	-	(16,596)	56,250
Total intangible assets net of accumulated amortization	$1,591,142	$342,897	$(35,570)	$-	$(16,596)	$1,881,873

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	As of				As of
	December 31, 2016	Acquisitions	Dispositions	Impairment	December 31, 2017
Goodwill, gross	$583,914	$125,782	$-	$-	$709,696
Accumulated goodwill impairment	(98,596)	-	-	-	(98,596)
Goodwill, net	$485,318	$125,782	$-	$-	$611,100

	As of				As of
	December 31, 2015	Acquisitions	Dispositions	Impairment	December 31, 2016
Goodwill, gross	$521,832	$72,296	$(10,214)	$-	$583,914
Accumulated goodwill impairment	(98,596)	-	-	-	(98,596)
Goodwill, net	$423,236	$72,296	$(10,214)	$-	$485,318

As of December 31, 2017 and 2016, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2017			As of December 31, 2016
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,584,402	$(53,699)	$1,530,703	$1,394,004	$(53,699)	$1,340,305
Goodwill	611,100	-	611,100	485,318	-	485,318
	$2,195,502	$(53,699)	$2,141,803	$1,879,322	$(53,699)	$1,825,623

Intangible assets subject to amortization:
Network affiliation agreements	$6,134	$(3,551)	$2,583	$1,264	$(1,264)	$-
Other finite-lived intangible assets	143,446	(72,245)	71,201	105,792	(49,542)	56,250
	$149,580	$(75,796)	$73,784	$107,056	$(50,806)	$56,250

Total intangibles	$2,345,082	$(129,495)	$2,215,587	$1,986,378	$(104,505)	$1,881,873

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $25.1 million, $16.6 million and $12.0 million, respectively. Based on our intangible assets subject to amortization as of December 31, 2017, we expect that amortization expense for the succeeding five years will be as follows: 2018, $20.6 million; 2019, $15.4 million; 2020, $12.4 million; 2021, $8.3 million; and 2022, $4.8 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license. As of December 31, 2017 and 2016, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during 2017, 2016 or 2015.

Completion of FCC Spectrum Auction. On August 7, 2017, we received $90.8 million resulting from our relinquishment of two licenses in the FCC’s Spectrum Auction. In connection with this transaction we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC Spectrum Auction. The cost of the assets disposed of was $13.1 million. The income tax obligations related to this gain have been deferred on a long-term basis.

See Note 1 “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

11.     Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2017:
Revenue (less agency commissions)	$203,461	$226,681	$218,977	$233,609
Operating income	43,558	142,555	50,024	55,089
Net income	10,505	70,561	15,316	165,570

Basic net income per share	$0.15	$0.98	$0.21	$2.15

Diluted net income per share	$0.14	$0.97	$0.21	$2.13

Year Ended December 31, 2016:
Revenue (less agency commissions)	$173,723	$196,633	$204,490	$237,619
Operating income	36,111	53,687	60,467	83,874
Net income (loss)	8,990	17,662	(213)	35,834

Basic net income (loss) per share	$0.13	$0.25	$-	$0.50

Diluted net income (loss) per share	$0.12	$0.24	$-	$0.49

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2017) is incorporated herein by reference. In addition, the information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

Item 11. Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading "Stock Ownership" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

				Number of securities remaining
	Number of securities to		Weighted-average	available for future issuance
	be issued upon exercise		exercise price of	under equity compensation
	of outstanding options,		outstanding options,	plans (excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	274,746	(1)	$1.99	5,560,500	(2)

Equity compensation plans not approved by security holders	-		$-	-
Total	274,746			5,560,500

Class A Common Stock:
Equity compensation plans approved by security holders	-		$-	1,923,144	(3)

Equity compensation plans not approved by security holders	-		$-	-
Total	-			1,923,144

(1)	Consists of shares of common stock that are issuable under our 2007 Incentive Plan upon exercise of outstanding stock options.

(2)	Consists of 4,790,500 shares of common stock issuable under our 2017 EICP and 770,000 shares of common stock that are issuable under our Directors’ Restricted Stock Plan.

(3)	Consists of shares of our Class A common stock that are issuable under our 2017 EICP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2018” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Financial Statements and Financial Statement Schedules:

(1)	Financial Statements. See Part II, Item 8 for the index to financial statements.

(2)	Financial statement schedules: The following financial statement schedule of Gray Television, Inc. is included in Item 15(c): Schedule II – Valuation and qualifying accounts.

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

4.5

First Supplemental Indenture, dated as of September 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

10.1

Restatement Agreement, dated as of February 7, 2017, by and among Gray Television, Inc., as Borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 10, 2017)

10.2

Third Amended and Restated Credit Agreement, dated as of February 7, 2017, by and among Gray Television, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A. and Royal Bank of Canada, as Syndication Agent, Deutsche Bank AG New York Branch, as Documentation Agent and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 10, 2017)

10.3

First Amendment and Incremental Facility Agreement dated as of April 3, 2017, to the Third Amended and Restated Credit Agreement, dated as of February 7, 2017, by and among Gray Television, Inc., and the lenders and agents thereto. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.4	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

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

Exhibit Number	Description of Documents

10.7	2007 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.8	Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on May 3, 2017)*

10.9	Description of Annual Incentive Plan Structure*

10.10

Form of Director Restricted Stock Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.11	Executive and Key Employee Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.12

Form of Employee Restricted Stock Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.13

Form of Employee Restricted Stock Units Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

21.1	Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts (a)	(b)	Period

Year Ended December 31, 2017:
Allowance for doubtful accounts	$3,163	$2,400	$-	$(957)	$4,606
Valuation allowance for deferred tax assets	$1,532	$(1,457)	$-	$-	$75

Year Ended December 31, 2016:
Allowance for doubtful accounts	$1,794	$1,917	$167	$(715)	$3,163
Valuation allowance for deferred tax assets	$1,683	$-	$-	$(151)	$1,532

Year Ended December 31, 2015:
Allowance for doubtful accounts	$1,667	$606	$-	$(479)	$1,794
Valuation allowance for deferred tax assets	$2,052	$-	$-	$(369)	$1,683

(a)

In 2016, the change in the allowance for doubtful accounts represents the fair value of balances assumed in acquisition transactions. See Note 2 “Acquisitions and Dispositions” of the notes to our audited consolidated financial statements included elsewhere herein for further information.

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

Gray Television, Inc.

Date: February 27, 2018	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2018	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Chairman, President and Chief Executive Officer

Date: February 27, 2018	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 27, 2018	By:	/s/ T. L. Elder
T. L. Elder, Director

Date: February 27, 2018	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 27, 2018	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 27, 2018	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 27, 2018	By:	/s/ Elizabeth R. Neuhoff
Elizabeth R. Neuhoff, Director

Date: February 27, 2018	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 27, 2018	By:	/s/ Hugh E. Norton
Hugh E. Norton, Director

Date: February 27, 2018	By:	/s/ James C. Ryan
James C. Ryan, Executive Vice President and
Chief Financial Officer

Date: February 27, 2018	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Vice President and Chief Accounting Officer