Form 10-Q
period 2018-03-31
GRAY TELEVISION INC
filed 2018-05-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
82,039,917 shares outstanding as of May 1, 2018	6,729,035 shares outstanding as of May 1, 2018

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash	$443,425	$462,399
Accounts receivable, less allowance for doubtful accounts of $4,656 and $4,606, respectively	168,186	171,230
Current portion of program broadcast rights, net	9,750	14,656
Prepaid income taxes	22,251	13,791
Prepaid and other current assets	6,001	4,681
Total current assets	649,613	666,757

Property and equipment, net	343,178	350,658
Broadcast licenses	1,530,703	1,530,703
Goodwill	611,100	611,100
Other intangible assets, net	68,348	73,784
Investment in broadcasting and technology companies	16,599	16,599
Other	13,171	11,256
Total assets	$3,232,712	$3,260,857

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	March 31,	December 31,
	2018	2017
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,068	$7,840
Employee compensation and benefits	21,295	30,144
Accrued interest	23,164	26,624
Accrued network programming fees	14,851	20,317
Other accrued expenses	7,651	11,970
Federal and state income taxes	9,457	8,753
Current portion of program broadcast obligations	10,221	15,236
Deferred revenue	4,506	4,004
Current portion of long-term debt	6,417	6,417
Total current liabilities	100,630	131,305

Long-term debt, less current portion and deferred financing costs	1,830,411	1,831,011
Program broadcast obligations, less current portion	3,822	4,277
Deferred income taxes	267,396	261,690
Accrued pension costs	37,578	37,838
Other	1,836	1,839
Total liabilities	2,241,673	2,267,960

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value; authorized 100,000,000 shares, issued 89,316,360 shares and 88,788,664 shares, respectively, and outstanding 82,039,917 shares and 83,253,588 shares, respectively	904,170	902,518
Class A common stock, no par value; authorized 15,000,000 shares, issued 8,569,149 shares and 8,349,069 shares, respectively, and outstanding 6,729,035 shares and 6,598,377 shares, respectively	25,149	24,644
Retained earnings	181,639	161,694
Accumulated other comprehensive loss, net of income tax benefit	(22,165)	(22,165)
	1,088,793	1,066,691
Treasury stock at cost, common stock, 7,276,443 shares and 5,535,076 shares, respectively	(72,270)	(49,562)
Treasury stock at cost, Class A common stock, 1,840,114 shares and 1,750,692 shares, respectively	(25,484)	(24,232)
Total stockholders’ equity	991,039	992,897
Total liabilities and stockholders’ equity	$3,232,712	$3,260,857

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except for net income per share data)

	Three Months Ended
	March 31,
	2018	2017

Revenue (less agency commissions)	$226,258	$203,461
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcast	149,654	133,556
Corporate and administrative	8,260	7,710
Depreciation	13,694	12,629
Amortization of intangible assets	5,436	5,567
(Gain) loss on disposal of assets, net	(821)	527
Operating expenses	176,223	159,989
Operating income	50,035	43,472
Other income (expense):
Miscellaneous income, net	560	93
Interest expense	(24,250)	(23,191)
Loss from early extinguishment of debt	-	(2,540)
Income before income taxes	26,345	17,834
Income tax expense	6,400	7,329
Net income	$19,945	$10,505

Basic per share information:
Net income	$0.22	$0.15
Weighted average shares outstanding	89,058	71,877

Diluted per share information:
Net income	$0.22	$0.14
Weighted average shares outstanding	89,576	72,519

Dividends declared per common share	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2017	8,349,069	$24,644	88,788,664	$902,518	$161,694	(1,750,692)	$(24,232)	(5,535,076)	$(49,562)	$(22,165)	$992,897

Net income	-	-	-	-	19,945	-	-	-	-	-	19,945

Issuance of common stock:
2017 Equity and Incentive
Compensation Plan:
Restricted stock awards	220,080	-	318,196	-	-	(89,422)	(1,252)	(107,456)	(1,757)	-	(3,009)
Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1,344)	-	(1,344)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(19,607)	-	(19,607)

Share-based compensation	-	505	-	1,652	-	-	-	-	-	-	2,157

Balance at March 31, 2018	8,569,149	$25,149	89,316,360	$904,170	$181,639	(1,840,114)	$(25,484)	(7,276,443)	$(72,270)	$(22,165)	$991,039

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net income	$19,945	$10,505
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,694	12,629
Amortization of intangible assets	5,436	5,567
Amortization of deferred loan costs	1,157	1,151
Accretion of original issue discount and premium related to long-term debt, net	(153)	(153)
Amortization of restricted stock and stock option awards	2,157	1,338
Amortization of program broadcast rights	5,346	5,222
Payments on program broadcast obligations	(5,474)	(5,119)
Deferred income taxes	5,706	7,329
(Gain) loss on disposal of assets, net	(821)	527
Loss from early extinguishment of debt	-	2,540
Other	(194)	(761)
Changes in operating assets and liabilities:
Accounts receivable	3,044	(9,873)
Prepaid income taxes	(8,460)	(339)
Other current assets	(1,328)	(1,911)
Accounts payable	(4,772)	(1,847)
Employee compensation, benefits and pension cost	(8,850)	(10,840)
Accrued network fees and other expenses	(9,773)	(7,555)
Accrued interest	(3,460)	(7,758)
Income taxes payable	704	48
Deferred revenue	503	(1,183)
Net cash provided by (used in) operating activities	14,407	(483)

Investing activities
Acquisitions of television businesses and licenses	-	(277,907)
Purchases of property and equipment	(6,280)	(3,977)
Proceeds from asset sales	41	50
Proceeds from FCC Repack (Note 1)	937	-
Acquisition prepayments	(2,500)	(8,525)
Other	(15)	(3,034)
Net cash used in investing activities	(7,817)	(293,393)

Financing activities
Proceeds from borrowings on long-term debt	-	556,438
Repayments of borrowings on long-term debt	(1,604)	(557,829)
Payments for the repurchase of common stock	(19,607)	-
Deferred and other loan costs	-	(4,614)
Payment for taxes related to net share settlement of equity awards	(4,353)	(1,767)
Net cash used in financing activities	(25,564)	(7,772)
Net decrease in cash	(18,974)	(301,648)
Cash at beginning of period	462,399	325,189
Cash at end of period	$443,425	$23,541

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2017, which was derived from the Company’s audited financial statements as of December 31, 2017, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the periods ended March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Our financial condition as of, and operating results for the three-months ended March 31, 2018, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2018.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of March 31, 2018, we owned and operated television stations in 57 television markets broadcasting over 200 separate programming streams, including over 100 channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). As of March 31, 2018, our station group reached approximately 10.4% of total United States television households.

Revenue Recognition

We recognize revenue when we have completed a specified service and effectively transferred the control of that service to a customer in return for an amount of consideration we expect to be entitled to receive. The amount of revenue recognized is determined by the amount of consideration specified in a contract with our customers. We have elected to exclude taxes assessed by a governmental authority on transactions with our customers from our revenue. Any unremitted balance is included in current liabilities on our balance sheet.

Cyclicality and Seasonality

Broadcast advertising revenues are generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Broadcast advertising revenues are also typically higher in even-numbered years due to increased spending by political candidates, political parties and special interest groups during the “on-year” of the two year election cycle. This political spending typically is heaviest during the fourth quarter. In addition, the broadcast of Olympic Games by our NBC affiliated stations during even-numbered years generally leads to increased viewership and revenue during those years.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and related notes. Our actual experience and accordingly, our results could differ materially from these estimates. The most significant estimates we make relate to our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program broadcast rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Weighted-average shares outstanding-basic	89,058	71,877
Common stock equivalents for stock options and restricted stock	518	642
Weighted-average shares outstanding-diluted	89,576	72,519

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of March 31, 2018 and December 31, 2017, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the three-months ended March 31, 2018 and 2017 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three-months ended March 31, 2018 or 2017.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	March 31,	December 31,	Useful Lives
	2018	2017	(in years)
Property and equipment:
Land	$51,946	$50,458
Buildings and improvements	156,973	156,924	7	to	40
Equipment	516,251	511,878	3	to	20
	725,170	719,260
Accumulated depreciation	(381,992)	(368,602)
Total property and equipment, net	$343,178	$350,658

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The legislation authorizing the Repack provides the FCC with a $1.7 billion fund to reimburse reasonable costs incurred by stations operating under a full power license that are reassigned to new channels. Twenty-six of our current full power stations and five of our low power stations are affected by the Repack. We expect to receive reimbursements for the majority of our expenses related to the Repack of our full power stations. However, we cannot predict whether the fund will be sufficient to reimburse all of our expenses.

The following tables provide additional information related to (gain) loss on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
(Gain) loss on disposal of assets, net:
Proceeds from sale of assets	$(41)	$(50)
Proceeds from FCC - Repack	(937)	-
Net book value of assets disposed	157	577
Total	$(821)	$527

Purchase of property and equipment:
Recurring purchases - operations	$4,292	$3,977
Repack	1,988	-
Total	$6,280	$3,977

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. This standard is expected to have a material effect on our balance sheets. Specifically, we expect that, once adopted, we will record a right of use asset and lease obligation liability. As of December 31, 2017, the values of those assets and related liabilities were each approximately $17.6 million. We are also evaluating our footnote disclosure requirements. We are continuing to review our contractual obligations related to this standard, and develop our disclosures, assessing our internal controls and availing ourselves of broadcasting industry related guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance of U.S. GAAP with the intent of simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. After adoption of the standard, the annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard allows for early adoption, but we have not yet made a determination as to whether to early-adopt this standard. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard allows for early adoption, but we have not yet made a determination as to whether to early-adopt this standard. We do not expect that the adoption of this standard will have a material impact on our financial statements.

Adoption of Accounting Standards and Reclassifications

In January 2016, the FASB issued ASU No. 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 requires equity investments previously measured at cost to be measured at fair value with changes in fair value recognized in net income. However, equity investments without a readily determinable fair value may be measured using a prescribed measurement alternative that reflects current fair value with changes in the current fair value recognized in net income and includes a qualitative evaluation of impairment. In February 2018, the FASB issued ASU No. 2018-03 – Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. ASU 2018-03 is effective for interim periods beginning after June 15, 2018 but can be adopted early. We adopted the amendments in both updates concurrently beginning in the first quarter of 2018. We currently have equity investments in the television broadcasting industry that do not have readily determinable fair values. We have applied the measurement alternative as defined in the amendments. These investments are reported together as a non-current asset on our balance sheet. We evaluate these investments on an interim basis for impairment. Accordingly, the adoption of this standard did not have a material impact on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends the guidance of U.S. GAAP with the intent of improving the presentation of net periodic pension cost and net periodic postretirement benefit cost by prescribing where the amount of net benefit cost should be presented in an employer’s income statement and requiring the disclosure by line item of the amount of net benefit cost that is included in the income statement or capitalized in assets. We adopted this standard beginning in the first quarter of 2018. Because our defined benefit pension plans were frozen in prior years, we have not incurred any service cost in our condensed consolidated statements of operations during the three months ended March 31, 2018 or 2017. Upon the adoption of this standard we reclassified our net pension expense (benefit), from our operating expenses to our miscellaneous income, net. The amount was not material.

In addition to the reclassification of our pension expense (benefit) in our condensed consolidated statement of operations as described above, certain amounts in the condensed consolidated statement of cash flows have also been reclassified to conform to the current presentation.

2.	Revenue

Adoption of New Accounting Standard: ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers, as amended. We adopted this ASC using the modified retrospective method and as a result, comparative information has not been restated and continues to be presented as prescribed by the accounting standards in effect during the periods presented. This transition method was applied to all open contracts with customers at the time of adoption. The adoption of this ASC did not result in an impact on our current or historical results.

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Market and service type:
Advertising:
Local	$105,469	$102,597
National	24,512	24,814
Political	5,775	1,321
Total advertising	135,756	128,732
Retransmission consent	85,551	67,573
Other	4,951	7,156
Total revenue	$226,258	$203,461

Sales Channel:
Direct	$133,422	$114,522
Advertising agency intermediary	92,836	88,939
Total revenue	$226,258	$203,461

Advertising Revenue

Broadcast advertising revenue is generated primarily from the broadcast of television advertising time to local, national and political advertisers. Most advertising contracts are short-term, and generally run only for a few weeks. Our performance obligation is satisfied when the advertisement is broadcast or appears on our stations’ websites or mobile applications. Advertising revenue is recognized when the performance obligation is satisfied and then billed to the customer in the period the revenue is recognized. We have an unconditional right to receive payment of the amount billed generally within 30 days of the invoice date. Payment terms are expressly stated in our standard terms and conditions. The invoiced amount to be received is recorded in accounts receivable on our balance sheet.

We broadcast the customer’s advertisement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are generally the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming. Internet advertising is placed on our stations’ websites and mobile applications. These advertisements may be in the form of banner advertisements, pre-roll advertisements or video and other types of advertisements or sponsorships.

We generate advertising revenue either by the efforts of our direct sales employees or through third party advertising agency intermediaries. Third party advertising intermediaries represent the customer and contract with us to deliver broadcast or internet advertising for the customer.

We record revenue and expense for non-monetary trade transactions involving the exchange of tangible goods or services with our customers. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions are based on the fair value of the assets or services received.

Retransmission Consent Revenue

We enter into license agreements with cable, satellite, multichannel video programming distributors and digital delivery system (or “OTT”) customers (collectively “MVPD”) that provide them the right to use our broadcast signal for retransmission across the MVPD system for an agreed period of time. These agreements represent a sales and usage based functional intellectual property license based on the number of subscribers to the licensee’s delivery systems. Our performance obligation is to provide the licensee with access to our intellectual property when it is broadcast. The duration of the typical retransmission consent contract is three years. Retransmission consent revenue is recognized continuously during the period of the contract as we transmit our broadcast signal to the MVPD. The amount of revenue recognized is determined based upon a fixed rate per subscriber multiplied by the number of active subscribers to our MVPD customer systems for the given month. We bill our MVPD customers monthly over the life of the retransmission consent contract. We have an unconditional right to receive payment of the amount billed generally within 30 days from the invoice date. Payment terms are expressly stated in our retransmission consent contracts and standard terms and conditions. The invoiced amount to be received is recorded in accounts receivable on our balance sheet.

Subscriber data necessary to calculate the amount of retransmission consent revenue to be recognized for the current month is not received until subsequent to that month. We estimate the current month retransmission consent revenue based upon the subscriber data from the most recent subscriber report by the MVDP. We record the estimate in the current month as retransmission consent revenue and then adjust the amount recorded in that month when we receive the actual subscriber data. We typically have monthly adjustments to our revenue to account for changes in MVPD subscribers on a monthly basis, however, the number of MVPD subscribers does not change materially on a monthly basis and this adjustment does not materially impact our recorded retransmission consent revenue on a quarterly or annual basis.

Other Revenues

Other revenues consist of production, tower rental and other miscellaneous items. Production revenue is derived from the production of programming. Production revenue is recognized as the programming is produced. Tower rental income is recognized monthly over the life of the lease. All of our leases under which we are lessor are considered operating leases. Other revenue is comprised of one-time or infrequently occurring special projects, dubbing, fees and other miscellaneous items. Other revenue is recognized as the services are performed. Tower rental income is recognized monthly over the life of the lease. Other revenue is generated by our direct sales employees.

Accounts Receivable and Deposit Liability

When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $2.9 million of revenue in the three months ended March 31, 2018 that was included in the deposit liability balance as of December 31, 2017. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $4.4 million and $3.8 million as of March 31, 2018 and December 31, 2017, respectively.

Practical Expedients

We expense direct and agency commissions when incurred because our advertising contracts are one year or less in duration and the amortization period for capitalized expenses would be less than one year. Direct commissions are included in broadcast operating expense and agency commissions are netted against gross revenue on our condensed consolidated statements of operations.

The nature of our contracts with advertising customers is such that our performance obligations arise and are satisfied concurrent with the broadcast or web placement of the advertisement. We did not have incomplete or unsatisfied performance obligations at the end of any period presented. We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet.

3.      Long-term Debt

As of March 31, 2018 and December 31, 2017, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”) and our 5.875% Senior Notes due 2026 (the “2026 Notes”), as follows (in thousands):

	March 31,	December 31,
	2018	2017
Long-term debt:
2017 Senior Credit Facility	$633,630	$635,234
2024 Notes	525,000	525,000
2026 Notes	700,000	700,000
Total outstanding principal, including current portion	1,858,630	1,860,234
Unamortized deferred loan costs - 2017 Senior Credit Facility	(11,148)	(11,777)
Unamortized deferred loan costs - 2024 Notes	(6,494)	(6,743)
Unamortized deferred loan costs - 2026 Notes	(9,194)	(9,473)
Unamortized premium - 2026 Notes	5,034	5,187
Long-term debt, less deferred financing costs	1,836,828	1,837,428
Less current portion	(6,417)	(6,417)
Long-term debt, less current portion and deferred financing costs	$1,830,411	$1,831,011

Borrowing availability under Revolving Credit Facility	$100,000	$100,000

On February 7, 2017, we entered into a Third Amended and Restated Credit Agreement (the “2017 Senior Credit Facility”). As of March 31, 2018, the 2017 Senior Credit Facility provided total commitments of $733.6 million, consisting of a $633.6 million term loan facility (the “2017 Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”).

For all of our interest bearing obligations, we made interest payments of approximately $26.7 million and $29.9 million during the three-months ended March 31, 2018 and 2017, respectively. We did not capitalize any interest payments during the three-months ended March 31, 2018 or 2017.

Borrowings under the 2017 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of March 31, 2018, the interest rate on the balance outstanding under the 2017 Term Loan was 3.9%.

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

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2024 Notes and 2026 Notes are minor. As of March 31, 2018, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of March 31, 2018 and December 31, 2017, we were in compliance with all required covenants under all our debt obligations.

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

Equity Investments Without Readily Determinable Fair Values

We have equity investments in privately held broadcasting and technology companies for which there is no readily determinable fair value. As such, we have elected the measurement alternative to measure our equity investments as provided by ASC Topic 321. The measurement alternative is intended to reflect current fair value by taking the cost basis of each investment and subtracting impairment, if any, while adding or subtracting changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The carrying amount of our equity investments without readily determinable fair values was $16.6 million as of each of March 31, 2018 and December 31, 2017. There were no impairment charges or changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer for the period ended March 31, 2018.

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

The carrying amount of our long-term debt was $1.8 billion and $1.8 billion, respectively, and the fair value was $1.8 billion and $1.9 billion, respectively, as of March 31, 2018 and December 31, 2017. Fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2018 and December 31, 2017, and as such is classified within Level 2 of the fair value hierarchy.

5.      Stockholders’ Equity

As of March 31, 2018, we were authorized to issue 135.0 million shares in total of all classes of stock consisting of 100.0 million shares of common stock, 15.0 million shares of Class A common stock and 20.0 million shares of preferred stock, for which our board has the authority to determine the rights, powers, limitations and restrictions. On May 7, 2018, we filed an amendment to our Restated Articles of Incorporation increasing the number of shares of common stock and Class A common stock authorized for issuance thereunder to 200.0 million shares and 25.0 million shares, respectively. As of March 31, 2018, we had outstanding 82.0 million shares of common stock and 6.7 million shares of Class A common stock. No shares of preferred stock were outstanding. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share on all matters submitted to a vote of our shareholders. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the three months ended March 31, 2018 and 2017, we did not declare or pay any common stock or Class A common stock dividends.

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of March 31, 2018, 279,200 shares remain available for repurchase under this authorization, which has no expiration date. On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”).

The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401(k) plan”). During the three-months ended March 31, 2018, under the 2016 Repurchase Authorization, we purchased 1,551,710 shares of our common stock at an average purchase price, including related brokerage commissions, of $12.64 per share, for a total cost of $19.6 million. As of March 31, 2018, $49.5 million remains available to purchase shares under the 2016 Repurchase Authorization.

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

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or Class A common stock. As of March 31, 2018, we had reserved 7,104,769 shares and 1,703,064 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.      Retirement Plans

The following table provides the components of net periodic benefit cost for our defined benefit pension plan for the three-months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017

Interest cost	$1,106	$807
Expected return on plan assets	(1,536)	(976)
Loss amortization	169	84
Net periodic benefit cost	$(261)	$(85)

The components of net periodic pension cost as stated above are included in miscellaneous income in our income statement. During the three-months ended March 31, 2018, we did not make a contribution to our defined benefit pension plan. During the remainder of 2018, we expect to contribute $2.0 million to this plan.

During the three-months ended March 31, 2018, we contributed $1.9 million in matching contributions and $4.1 million of discretionary profit-sharing contributions to the 401(k) plan. During the remainder of 2018, we expect to contribute $5.4 million of matching contributions to this plan.

7.      Stock-based Compensation

We recognize compensation expense for share-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2018 and 2017, respectively (in thousands).

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense, gross	$2,157	$1,337
Income tax benefit at our statutory rate associated with stock-based compensation	(548)	(521)
Stock-based compensation expense, net	$1,609	$816

All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the three-months ended March 31, 2018, we granted under the 2017 EICP:

●	110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, of which 36,680 shares will vest on each of February 28, 2019, 2020 and 2021;

●

110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, subject to the achievement of certain performance measures, which will vest on February 28, 2021; and

●

318,196 shares of restricted common stock with a grant date fair value per share of $15.25 to certain employees, of which 153,406 shares will vest on February 28, 2019, 82,394 shares will vest on February 28, 2020, and 82,396 shares will vest on February 28, 2021.

During the three-months ended March 31, 2017, we granted under the 2007 Incentive Plan:

●

307,943 shares of restricted common stock to certain employees, of which 102,648 shares vested on January 31, 2018; 102,648 shares will vest on January 31, 2019; and 102,647 shares will vest on January 31, 2020; and

●

198,220 shares of restricted Class A common stock to an employee, of which 66,073 shares vested on January 31, 2018 and 66,073 shares will vest on January 31, 2019; and 66,074 shares will vest on January 31, 2020.

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2018 and 2017, respectively, is as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	503,685	$11.14	396,033	$12.06
Granted	318,196	$15.25	307,943	$10.40
Vested	(225,570)	$11.21	(200,291)	$11.82
Outstanding - end of period	596,311	$13.31	503,685	$11.14

Restricted Class A common stock:
Outstanding - beginning of period	462,632	$10.63	415,082	$10.15
Granted (1)	220,080	$12.65	198,220	$10.60
Vested	(274,926)	$10.48	(227,526)	$10.00
Outstanding - end of period	407,786	$11.82	385,776	$10.47

Restricted stock units - common stock:
Outstanding - beginning of period	209,500	$15.70
Granted	-	$-
Vested	(209,500)	$15.70
Forfeited	-	$-
Outstanding - end of period	-	$-

(1)     For awards subject to future performance conditions, amounts assume target performance.

At March 31, 2018 and December 31, 2017, we had 274,746 options to acquire our common stock outstanding, all of which were vested and exercisable. The exercise price of all outstanding stock options is $1.99 per share. As of March 31, 2018 and December 31, 2017, we did not have any options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $2.9 million based on the closing market price of our common stock on March 31, 2018.

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

Please refer to Note 11 “Subsequent Event” for further discussion of our obligation related to our pending acquisition.

9.      Goodwill and Intangible Assets

As of March 31, 2018 and December 31, 2017, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of March 31, 2018			As of December 31, 2017
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,584,402	$(53,699)	$1,530,703	$1,584,402	$(53,699)	$1,530,703
Goodwill	611,100	-	611,100	611,100	-	611,100
	$2,195,502	$(53,699)	$2,141,803	$2,195,502	$(53,699)	$2,141,803

Intangible assets subject to amortization:
Network affiliation agreements	$6,134	$(4,196)	$1,938	6,134	$(3,551)	$2,583
Other finite-lived intangible assets	143,446	(77,036)	66,410	143,446	(72,245)	71,201
	$149,580	$(81,232)	$68,348	$149,580	$(75,796)	$73,784

Total intangibles	$2,345,082	$(134,931)	$2,210,151	$2,345,082	$(129,495)	$2,215,587

Amortization expense for the three-months ended March 31, 2018 and 2017 was $5.4 million and $5.6 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2018 will be approximately $9.7 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2019, $15.4 million; 2020, $12.4 million; 2021, $8.3 million; 2022, $4.8 million; and 2023, $2.9 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the three-months ended March 31, 2018 or 2017.

10.     Income Taxes

For the three-months ended March 31, 2018 and 2017, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Income tax expense	$6,400	$7,329
Effective income tax rate	24.3%	41.1%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21.0% in 2018 and 35.0% in 2017 to our effective income tax rate. For the three-months ended March 31, 2018, these estimates increased or decreased our statutory Federal income tax rate of 21.0% to our effective income tax rate of 24.3% as follows: state income taxes added 4.7%, permanent differences between our U.S. GAAP income and taxable income added 0.8%, and discrete adjustments resulted in a reduction of 2.2%. For the three-months ended March 31, 2017, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 41.1% as follows: state income taxes added 4.4%, permanent differences between our U.S. GAAP income and taxable income added 1.9% and discrete adjustments resulted in a reduction of 0.2%.

11.     Subsequent Event

Pending Acquisition

On May 1, 2018, we entered into an agreement to acquire KDLT-TV (NBC), a television station serving the Sioux Falls, South Dakota market (DMA 110), for $32.5 million. The transaction is subject to regulatory approvals and other customary closing conditions. We expect that this transaction will close in the second or third quarter of 2018, using cash on hand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the SEC.

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of March 31, 2018, we owned and operated television stations in 57 television markets broadcasting over 200 separate programming streams, including over 100 affiliates of the CBS, NBC, ABC and FOX networks.

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

Based on the consolidated results of the four Nielsen “sweeps” periods in 2017, our television stations achieved the #1 ranking in overall audience in 42 of our 57 markets and the #1 ranking in local news audience in 38 of our markets. In addition, our stations achieved the #1 or #2 ranking in both overall audience and news audience in all 57 of our 57 markets.

Acquisitions

Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We continue to believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, from October 31, 2013 through December 31, 2017, we completed 23 acquisition transactions and three divestiture transactions. These transactions added a net total of 51 television stations in 31 television markets, including 26 new television markets, to our operations including eight stations acquired in 2017 (excluding certain television stations we began operating in 2016, and subsequently acquired in 2017, in the Clarksburg, West Virginia market, the “2017 Acquisitions”).

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

Our broadcast and internet advertising revenues are affected by several factors that we consider to be seasonal in nature. These factors include:

●

Spending by political candidates, political parties and special interest groups increases during the even-numbered “on-year” of the two-year election cycle. This political spending typically is heaviest during the fourth quarter of such years;

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the three months ended March 31, 2018 and 2017, we derived approximately 24% and 25%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year election cycle. These temporary declines are expected to reverse themselves in the following “off-year” of the two year election cycle.

While our total revenues have increased in recent years as a result of our acquisitions, they have also experienced a gradual improvement as a result of improvements in general economic conditions. However, revenue remains under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in an effort to generate additional revenue. Our aggregate internet revenue is derived from both advertising and sponsorship opportunities directly on our websites.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$105,469	46.6%	$102,597	50.4%
National	24,512	10.8%	24,814	12.2%
Political	5,775	2.6%	1,321	0.6%
Retransmission consent	85,551	37.8%	67,573	33.2%
Other	4,951	2.2%	7,156	3.6%
Total	$226,258	100.0%	$203,461	100.0%

Results of Operations

Three-Months Ended March 31, 2018 (“the 2018 three-month period”) Compared to Three-Months Ended March 31, 2017 (“the 2017 three-month period”)

Revenue. Total revenue increased $22.8 million, or 11%, to $226.3 million in the 2018 three-month period. We acquired three television stations between April 1, 2017 and March 31, 2018. Collectively, these three television stations accounted for approximately $9.6 million of the increase in our total revenue in the 2018 three-month period. Including the impact attributable to these three stations, total revenue increased primarily due to retransmission consent revenue that increased $18.0 million. Political advertising revenue increased $4.5 million in the first quarter of 2018, resulting primarily from 2018 being the “on-year” of the two-year election cycle. Local revenue increased $2.9 million, in part, as a result of revenue from the broadcast of the 2018 Super Bowl on our NBC-affiliated stations of approximately $2.3 million, compared to $0.6 million that we earned from the broadcast of the 2017 Super Bowl on our FOX-affiliated stations. In addition, 2018 total revenue from the broadcast of the Winter Olympic Games on our NBC-affiliated stations was approximately $5.5 million.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $16.1 million, or 12%, to $149.7 million in the 2018 three-month period. The three television stations that we acquired between April 1, 2017 and March 31, 2018 collectively accounted for approximately $6.6 million of the increase in broadcast operating expenses. Including the impact attributable to these three stations, non-compensation expense increased $13.1 million primarily as a result of a $9.4 million increase in retransmission expense, consistent with the increased retransmission consent revenue. Compensation expense increased $2.9 million. Non-cash stock based compensation expenses were $1.2 million in the 2018 three-month period and $0.3 million in the 2017 three-month period.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $0.6 million, or 7%, to $8.3 million, due primarily to increases of $0.3 million in professional fees and compensation expense increases of $0.3 million during the 2018 three-month period. We recorded corporate non-cash stock-based compensation expense of $0.9 million in the 2018 three-month period compared to $1.0 million in the 2017 three-month period.

Depreciation. Depreciation of property and equipment totaled $13.7 million and $12.6 million for the 2018 three-month period and the 2017 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in connection with the 2017 Acquisitions.

Amortization. Amortization of intangible assets totaled $5.4 million and $5.6 million for the 2018 three-month period and the 2017 three-month period, respectively. Amortization expense decreased primarily due to the finite-lived intangible assets acquired in connection with the 2017 Acquisitions now being fully amortized.

Interest Expense. Interest expense increased $1.1 million to $24.3 million for the 2018 three-month period compared to the 2017 three-month period. This increase was attributable to an increase in the average interest rates. The average interest rates on our total outstanding debt balance were 5.0% and 4.9% during the 2018 three-month period and the 2017 three-month period, respectively. Our average outstanding debt balance was $1.8 billion during the 2018 and 2017 three-month periods.

Loss from Early Extinguishment of Debt. In the first quarter of 2017, we recorded a loss from early extinguishment of debt of approximately $2.5 million, related to the amendment and restatement of our senior credit facility.

Income tax expense. We recognized income tax expense of $6.4 million and $7.3 million in the 2018 three-month period and the 2017 three-month period, respectively. For the 2018 three-month period and the 2017 three-month period, our effective income tax rate was 24.3% and 41.1%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2018 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 21.0% to our effective income tax rate of 24.3% as follows: state income taxes added 4.7%, permanent differences between our U.S. GAAP income and taxable income added 0.8%, and a discrete adjustment resulted in a reduction of 2.2%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by (used in) operating activities	$14,407	$(483)
Net cash used in investing activities	(7,817)	(293,393)
Net cash used in financing activities	(25,564)	(7,772)
Net decrease in cash	$(18,974)	$(301,648)

	As of
	March 31,	December 31,
	2018	2017
Cash	$443,425	$462,399
Long-term debt, less deferred financing costs	$1,836,828	$1,837,428
Borrowing availability under the Revolving Credit Facility	$100,000	$100,000

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $14.4 million in the 2018 three-month period compared to net cash used in operating activities of $0.5 million in the 2017 three-month period. The increase of $14.9 million in the 2018 three-month period was primarily the result of an increase in net income of $9.4 million that was partially offset by a $3.4 million net decrease in non-cash expenses, primarily deferred taxes and loss on extinguishment of debt. Approximately $8.9 million of cash was provided by changes in net working capital. These changes are primarily due to the impact of the 2017 Acquisitions.

Net cash used in investing activities was $7.8 million in the 2018 three-month period compared to net cash used in investing activities of $293.4 million for the 2017 three-month period. The decrease was largely due to a decrease in cash used for acquisition activity in the 2018 three-month period.

Net cash used in financing activities was approximately $25.6 million in the 2018 three-month period compared to net cash used in financing activities of $7.8 million in the 2017 three-month period. Cash used in financing activities in the 2018 three-month period was primarily due to the $1.6 million of principal payments on our 2017 Senior Credit Facility, $19.6 million used to repurchase approximately 1.6 million shares of our common stock and $4.4 million of payments for taxes related to net share settlements of equity awards.

Liquidity

We have $6.4 million in debt principal payments due over the next twelve months. We estimate that we will make approximately $93.3 million in debt interest payments over the twelve months immediately following March 31, 2018.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2017 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2017 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the term loans under the 2017 Senior Credit Facility.

Capital Expenditures

Capital expenditures in the 2018 and 2017 three-month periods were $6.3 million and $4.0 million, respectively. We anticipate that our capital expenditures for the remainder of 2018 will range between approximately $50.0 million and $53.0 million. In addition, capital expenditures for Repack during the remainder of 2018 are expected to range between approximately $49.0 million and $50.0 million.

The legislation authorizing the Repack provides the FCC with a $1.7 billion fund to reimburse reasonable costs incurred by stations operating under a full power license that are reassigned to new channels. Twenty-six of our current full power stations and five of our low power stations are affected by the Repack. We expect to receive reimbursements for the majority of our expenses related to the Repack of our full power stations. However, we cannot predict whether the fund will be sufficient to reimburse all of our expenses.

The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for repacking costs. Currently, we estimate that our total reimbursable cost for the Repack of our full power stations will be approximately $81.4 million. In addition to the reimbursable costs, we intend to make other changes and improvements to our broadcast equipment and facilities that would not have been economically feasible if we were not also purchasing equipment for the Repack. We refer to these related but non-reimbursable capital expenditures as “Repack Related.” Currently, we estimate that Repack Related capital expenditures will be approximately $26.7 million. We are currently developing our estimate of non-reimbursable Repack Related capital expenditures for our low power stations. The Repack process began in the summer of 2017 and will take approximately three years to complete. We anticipate that the majority of our costs associated with Repack will qualify for capitalization, rather than expense. During the year ended December 31, 2017, our capitalized Repack costs and associated reimbursements were $2.8 million and $0.1 million, respectively. As of March 31, 2018, the amount receivable from the FCC for Repack was approximately $4.2 million.

Pending Acquisition

On May 1, 2018, we entered into an agreement to acquire KDLT-TV (NBC), a television station serving the Sioux Falls, South Dakota market (DMA 110) for $32.5 million. The transaction is subject to regulatory approvals and other customary closing conditions. We expect that this transaction will close in the second or third quarter of 2018, using cash on hand.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue, to pay more significant amounts of income taxes. During the 2018 three-month period, we made income tax payments (net of refunds) of $8.5 million. During the remainder of 2018, we anticipate making income tax payments (net of refunds) of approximately $36.0 million.

During the 2018 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2018, we expect to contribute $2.0 million to this pension plan.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2017 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2017 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2018 has not materially changed since December 31, 2017. Our market risk profile on December 31, 2017 is disclosed in our 2017 Form 10-K.

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

During the three-month period ended March 31, 2018, we implemented changes in our internal control over financial reporting in connection with the adoption of ASC 606 - Revenue from Contracts with Customers, as amended. These changes included controls related to the collection of data for the amounts that we disclose in the footnotes to our financial statements. We also implemented changes in our internal control over financial reporting in connection with the adoption of ASU No. 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These changes relate to the implementation of procedures to document our identification and evaluation of factors that may identify potential impairment of the value of certain non-current investments. Our evaluation included controls that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2017 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operations. We do not believe there have been any material changes in these risk factors. Additional risks not currently known to us or that we do not currently consider material may also materially adversely affect our financial condition and results of operations in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Common Stock and Class A Common Stock

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock or Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of March 31, 2018, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

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

The following table summarizes repurchases of our common stock in the three-months ended March 31, 2018, all of which were pursuant to the 2016 Repurchase Authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2018 through January 31, 2018:	-	$-	-	$73,080,585

February 1, 2018 through February 28, 2018	-	$-	-	$72,589,193

March 1, 2018 through March 31, 2018	1,551,710	$12.61	1,551,710	$53,017,169

Total	1,551,710	$12.61	1,551,710

(1)	All shares purchased were shares of common stock.

(2)	Amount excludes brokerage commissions.

(3)

The amounts presented at each respective month-end include the aggregate of the remaining dollar value available to purchase our common stock under the 2016 Repurchase Authorization and the weighted average dollar value available for repurchase of our Class A common stock or our common stock, under the 2004-2006 Repurchase Authorization.

Item 6.    Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Gray Television, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 8, 2018)

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.

Date: May 8, 2018	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer