Form 10-Q
period 2018-06-30
GRAY TELEVISION INC
filed 2018-08-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
82,022,500 shares outstanding as of July 31, 2018	6,729,035 shares outstanding as of July 31, 2018

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash	$510,577	$462,399
Accounts receivable trade, less allowance for doubtful accounts of $3,024 and $4,606, respectively	176,712	171,230
Current portion of program broadcast rights, net	4,892	14,656
Prepaid income taxes	25,848	13,791
Prepaid and other current assets	4,376	4,681
Total current assets	722,405	666,757

Property and equipment, net	342,996	350,658
Broadcast licenses	1,530,703	1,530,703
Goodwill	611,100	611,100
Other intangible assets, net	63,196	73,784
Investments in broadcasting and technology companies	16,599	16,599
Other	14,446	11,256
Total assets	$3,301,445	$3,260,857

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	June 30,	December 31,
	2018	2017
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,119	$7,840
Employee compensation and benefits	25,830	30,144
Accrued interest	26,662	26,624
Accrued network programming fees	18,259	20,317
Other accrued expenses	10,841	11,970
Federal and state income taxes	19,168	8,753
Current portion of program broadcast obligations	5,274	15,236
Deferred revenue	5,038	4,004
Current portion of long-term debt	37,000	6,417
Total current liabilities	154,191	131,305

Long-term debt, less current portion and deferred financing costs	1,799,229	1,831,011
Program broadcast obligations, less current portion	3,377	4,277
Deferred income taxes	272,541	261,690
Accrued pension costs	37,317	37,838
Other	1,832	1,839
Total liabilities	2,268,487	2,267,960

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares and 100,000,000 shares, issued 89,298,943 shares and 88,788,664 shares, outstanding 82,022,500 shares and 83,253,588 shares, respectively	904,871	902,518
Class A common stock, no par value; authorized 25,000,000 shares and 15,000,000 shares, issued 8,569,149 shares and 8,349,069 shares, outstanding 6,729,035 shares and 6,598,377 shares, respectively	25,662	24,644
Retained earnings	222,344	161,694
Accumulated other comprehensive loss, net of income tax benefit	(22,165)	(22,165)
	1,130,712	1,066,691
Treasury stock at cost, common stock, 7,276,443 shares and 5,535,076 shares, respectively	(72,270)	(49,562)
Treasury stock at cost, Class A common stock, 1,840,114 shares and 1,750,692 shares, respectively	(25,484)	(24,232)
Total stockholders’ equity	1,032,958	992,897
Total liabilities and stockholders’ equity	$3,301,445	$3,260,857

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue (less agency commissions)	$250,344	$226,681	$476,602	$430,142
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	141,919	133,683	291,573	267,239
Corporate and administrative	10,833	8,432	19,093	16,142
Depreciation	13,543	12,841	27,237	25,470
Amortization of intangible assets	5,153	6,657	10,589	12,224
Gain on disposals of assets, net	(794)	(77,326)	(1,615)	(76,799)
Operating expenses	170,654	84,287	346,877	244,276
Operating income	79,690	142,394	129,725	185,866
Other income (expense):
Miscellaneous income, net	702	162	1,262	255
Interest expense	(24,831)	(23,791)	(49,081)	(46,982)
Loss from early extinguishment of debt	-	(311)	-	(2,851)
Income before income taxes	55,561	118,454	81,906	136,288
Income tax expense	14,856	47,893	21,256	55,222
Net income	$40,705	$70,561	$60,650	$81,066

Basic per share information:
Net income	$0.46	$0.98	$0.69	$1.13
Weighted-average shares outstanding	87,765	71,821	88,408	71,849

Diluted per share information:
Net income	$0.46	$0.97	$0.68	$1.12
Weighted-average shares outstanding	88,305	72,501	88,937	72,510

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2017	8,349,069	$24,644	88,788,664	$902,518	$161,694	(1,750,692)	$(24,232)	(5,535,076)	$(49,562)	$(22,165)	$992,897

Net income	-	-	-	-	60,650	-	-	-	-	-	60,650

Issuance of common stock:
Restricted stock awards	220,080	-	391,836	-	-	(89,422)	(1,252)	(107,456)	(1,757)	-	(3,009)
Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1,344)	-	(1,344)

Forfeiture of restricted stock awards	-	-	(91,057)	(528)	-	-	-	-	-	-	(528)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(19,607)	-	(19,607)

Stock-based compensation	-	1,018	-	2,881	-	-	-	-	-	-	3,899

Balance at June 30, 2018	8,569,149	$25,662	89,298,943	$904,871	$222,344	(1,840,114)	$(25,484)	(7,276,443)	$(72,270)	$(22,165)	$1,032,958

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income	$60,650	$81,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,237	25,470
Amortization of intangible assets	10,589	12,224
Amortization of deferred loan costs	2,315	2,309
Accretion of original issue discount and premium related to long-term debt, net	(305)	(305)
Amortization of restricted stock and stock option awards	3,371	2,772
Amortization of program broadcast rights	10,604	10,235
Payments on program broadcast obligations	(10,866)	(10,393)
Deferred income taxes	10,852	53,732
Gain on disposals of assets, net	(1,615)	(76,799)
Loss from early extinguishment of debt	-	2,851
Other	(555)	(949)
Changes in operating assets and liabilities:
Accounts receivable	(5,482)	(22,360)
Prepaid income taxes	(12,057)	(990)
Other current assets	443	(507)
Accounts payable	(1,720)	(2,920)
Employee compensation, benefits and pension cost	(4,314)	(8,517)
Accrued network fees and other expenses	(3,183)	(3,462)
Accrued interest	39	(5,917)
Income taxes payable	10,415	1,580
Deferred revenue	1,034	24
Net cash provided by operating activities	97,452	59,144

Investing activities
Acquisitions of television businesses and licenses	-	(386,438)
Purchases of property and equipment	(19,915)	(10,415)
Proceeds from asset sales	104	126
Proceeds from FCC Repack (Note 1)	1,846	-
Acquisition prepayments	(4,145)	(11,731)
Other	4	(4,759)
Net cash used in investing activities	(22,106)	(413,217)

Financing activities
Proceeds from borrowings on long-term debt	-	641,438
Repayments of borrowings on long-term debt	(3,208)	(559,433)
Payments for the repurchase of common stock	(19,607)	(4,000)
Deferred and other loan costs	-	(4,994)
Payments for taxes related to net share settlement of equity awards	(4,353)	(1,767)
Net cash (used in) provided by financing activities	(27,168)	71,244
Net increase (decrease) in cash	48,178	(282,829)
Cash at beginning of period	462,399	325,189
Cash at end of period	$510,577	$42,360

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2017, which was derived from the Company’s audited financial statements as of December 31, 2017, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the periods ended June 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Our financial condition as of, and operating results for the six-month period ended June 30, 2018, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2018.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of June 30, 2018, we owned and operated television stations in 57 television markets broadcasting over 200 programming streams, including over 100 channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”). As of June 30, 2018, our station group reached approximately 10.4% of total United States television households.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Weighted-average shares outstanding-basic	87,765	71,821	88,408	71,849
Common stock equivalents for stock options and restricted shares	540	680	529	661
Weighted-average shares outstanding-diluted	88,305	72,501	88,937	72,510

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of June 30, 2018 and December 31, 2017 consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the three and six-month periods ended June 30, 2018 and 2017 consisted entirely of net income. Therefore, a consolidated statement of comprehensive income is not presented for the three or six-month periods ended June 30, 2018 and 2017.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2018	2017	(in years)
Property and equipment:
Land	$51,946	$50,458
Buildings and improvements	157,667	156,924	7	to	40
Equipment	528,442	511,878	3	to	20
	738,055	719,260
Accumulated depreciation	(395,059)	(368,602)
Total property and equipment, net	$342,996	$350,658

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the repacking fund, of which up to $750.0 million may be made available to reimburse the Repack costs of full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for repacking costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. Twenty-six of our current full power stations and thirty six of our current low power stations are affected by the Repack. The Repack process began in the summer of 2017 and will take approximately three years to complete. We anticipate that the majority of our costs associated with the Repack will qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our repacking costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gain on disposal of assets, net:
Proceeds from sale of assets	$63	$90,900	$104	$90,950
Proceeds from FCC - Repack	909	-	1,846	-
Net book value of assets disposed	(178)	(13,574)	(335)	(14,151)
Total	$794	$77,326	$1,615	$76,799

Purchase of property and equipment:
Recurring purchases - operations			$9,704	$10,287
Repack			10,211	128
Total			$19,915	$10,415

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. This standard is expected to have a material effect on our balance sheets. Specifically, we expect that, once adopted, we will record a right of use asset and lease obligation liability. As of December 31, 2017, the values of those assets and related liabilities were each approximately $17.6 million. We are also evaluating our footnote disclosure requirements. We are continuing to review our contractual obligations related to this standard, and develop our disclosures, assessing our internal controls and availing ourselves of broadcasting industry related guidance. We are making preparations for implementing lease accounting software with our current lease inventory.

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

Adoption of Accounting Standards and Reclassifications

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. This ASU significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 requires equity investments previously measured at cost to be measured at fair value with changes in fair value recognized in net income. However, equity investments without a readily determinable fair value may be measured using a proscribed measurement alternative that reflects current fair value with changes in the current fair value recognized in net income and includes a qualitative evaluation of impairment. In February 2018, the FASB issued ASU 2018-03 – Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. ASU 2018-03 is effective for interim periods beginning after June 15, 2018 but can be adopted early. We adopted the amendments in both updates concurrently beginning in the first quarter of 2018. We currently have equity investments in the television broadcasting industry that do not have readily determinable fair values. We have applied the measurement alternative as defined in the amendments. These investments are reported together as a non-current asset on our balance sheet. We evaluate these investments on an interim basis for impairment. Accordingly, the adoption of this standard did not have a material impact on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends the guidance of U.S. GAAP with the intent of improving the presentation of net periodic pension cost and net periodic postretirement benefit cost by prescribing where the amount of net benefit cost should be presented in an employer’s income statement and requiring the disclosure by line item of the amount of net benefit cost that is included in the income statement or capitalized in assets. We adopted this standard beginning in the first quarter of 2018. Because our defined benefit pension plans were frozen in prior years, we have not incurred any service cost in our condensed consolidated statements of operations during the three or six-months ended June 30, 2018 or 2017. Upon the adoption of this standard we reclassified our net pension expense (benefit) from our operating expenses to our miscellaneous income, net. The amount was not material.

In addition to the reclassification of our net pension expense (benefit) in our condensed consolidated statement of operations as described above, certain amounts in the condensed consolidated statement of cash flows have also been reclassified to conform to the current presentation.

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

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Market and service type:
Advertising:
Local	$112,921	$117,917	$218,390	$220,514
National	29,873	30,981	54,385	55,795
Political	18,070	3,708	23,845	5,029
Total advertising	160,864	152,606	296,620	281,338
Retransmission consent	85,307	69,371	170,858	136,944
Other	4,173	4,704	9,124	11,860
Total revenue	$250,344	$226,681	$476,602	$430,142

Sales channel:
Direct	$135,302	$120,292	$268,724	$234,814
Advertising agency intermediary	115,042	106,389	207,878	195,328
Total revenue	$250,344	$226,681	$476,602	$430,142

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

Accounts Receivable and Deposit Liability

When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts due to us under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as deposit liabilities. Once the advertisements have been broadcast, the revenues are earned, and we record these revenues and reduce the balance in this deposit liabilities. Our deposit libilities of $3.8 million as of January 1, 2018 have been or will be recognized in revenue in 2018. We believe that our deposit libilities of $4.8 million as of June 30, 2018 will be recognized as revenue later in 2018.

Expedients

We expense direct and agency commissions when incurred because our advertising contracts are one year or less in duration and the amortization period for capitalized expenses would be less than one year. Direct commissions are included in broadcast operating expense and agency commissions are netted against gross revenue in our condensed consolidated statements of operations.

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

3.     Long-term Debt

As of June 30, 2018 and December 31, 2017, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”) and our 5.875% Senior Notes due 2026 (the “2026 Notes”), as follows (in thousands):

	June 30,	December 31,
	2018	2017
Long-term debt :
2017 Senior Credit Facility	$632,026	$635,234
2024 Notes	525,000	525,000
2026 Notes	700,000	700,000
Total outstanding principal	1,857,026	1,860,234
Unamortized deferred loan costs - 2017 Senior Credit Facility	(10,519)	(11,777)
Unamortized deferred loan costs - 2024 Notes	(6,244)	(6,743)
Unamortized deferred loan costs - 2026 Notes	(8,915)	(9,473)
Unamortized premium - 2026 Notes	4,881	5,187
Carrying value of long-term debt	1,836,229	1,837,428
Less current portion	(37,000)	(6,417)
Carrying value of long-term debt, less current portion	$1,799,229	$1,831,011

Borrowing availability under the Revolving Credit Facility	$100,000	$100,000

On February 7, 2017, we entered into a Third Amended and Restated Credit Agreement (the “2017 Senior Credit Facility”). As of June 30, 2018, the 2017 Senior Credit Facility provided total commitments of $732.0 million, consisting of a $632.0 million term loan facility (the “2017 Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”).

For all of our interest bearing obligations, we made interest payments of approximately $47.0 million and $50.9 million during the six-months ended June 30, 2018 and 2017, respectively. We did not capitalize any interest payments during the six-months ended June 30, 2018 or 2017.

Borrowings under the 2017 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of June 30, 2018, the interest rate on the balance outstanding under the 2017 Term Loan was 4.3%.

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

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2024 Notes and 2026 Notes are minor. As of June 30, 2018, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the 2017 Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of June 30, 2018 and December 31, 2017, we were in compliance with all required covenants under all our debt obligations.

On July 27, 2018, we prepaid $37.0 million of our 2017 Term Loan in order to comply with the 2017 Senior Credit Facility's requirements related to our sale of broadcast spectrum in the FCC's 2017 spectrum auction. This prepayment satisfied all future quarterly payment obligations under the 2017 Term loan.

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

Equity Investments Without Readily Determinable Fair Values

We have equity investments in privately held broadcasting and technology companies for which there is no readily determinable fair value. As such, we have elected the measurement alternative to measure our equity investments as provided by ASC Topic 321, Investments – Equity Securities. The measurement alternative is intended to reflect current fair value by taking the cost basis of each investment and subtracting impairment, if any, while adding or subtracting changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The carrying amount of our equity investments without readily determinable fair values was $16.6 million as of each of June 30, 2018 and December 31, 2017. There were no impairment charges or changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer for the period ended June 30, 2018.

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

The carrying amount of our long-term debt was $1.8 billion and $1.8 billion, respectively, and the fair value was $1.8 billion and $1.9 billion, respectively, as of June 30, 2018 and December 31, 2017. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2018 and December 31, 2017 and as such is classified within Level 2 of the fair value hierarchy.

5.     Stockholders’ Equity

As of June 30, 2018, we were authorized to issue 245.0 million shares in total of all classes of stock consisting of 200.0 million shares of common stock, 25.0 million shares of Class A common stock and 20.0 million shares of preferred stock, for which our board of directors has the authority to determine the rights, powers, limitations and restrictions. As of June 30, 2018, we had outstanding 82.0 million shares of common stock and 6.7 million shares of Class A common stock. No shares of preferred stock were outstanding. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share on all matters submitted to a vote of our shareholders. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the six-months ended June 30, 2018 and 2017, we did not declare or pay any common stock or Class A common stock dividends.

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of June 30, 2018, 279,200 shares remain available for repurchase under this authorization, which has no expiration date. On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401(k) plan”). During the six-months ended June 30, 2018, under the 2016 Repurchase Authorization, we purchased 1,551,710 shares of our common stock at an average purchase price, including related brokerage commissions, of $12.64 per share, for a total cost of $19.6 million. As of June 30, 2018, $49.5 million remains available to purchase shares under the 2016 Repurchase Authorization. The extent to which the Company repurchases any of its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The Company is not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or Class A common stock. As of June 30, 2018, we had reserved 7,078,916 shares and 1,703,064 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.     Retirement Plans

The following table provides the components of net periodic benefit cost or income for our defined benefit pension plans for the three-month and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest cost	$1,106	$1,528	$2,212	$2,335
Expected return on plan assets	(1,536)	(1,848)	(3,072)	(2,824)
Loss amortization	169	158	339	242
Net periodic income, net	$(261)	$(162)	$(521)	$(247)

During the six-month period ended June 30, 2018, we did not make any contribution to our defined benefit pension plans. During the remainder of 2018, we expect to contribute $2.0 million to these plans.

During the three and six-month periods ended June 30, 2018, we contributed $1.6 million and $3.5 million, respectively, in matching contributions to our 401(k) Plan. During the remainder of 2018, we estimate that our contributions will be approximately $3.2 million to this plan, excluding discretionary profit-sharing contributions.

7. Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense, gross	$1,742	$1,434	$3,899	$2,772
Forfeitures	(528)	-	(528)	-
Income tax benefit at our statutory rate associated with stock-based compensation	(308)	(559)	(856)	(1,081)
Stock-based compensation expense, net	$906	$875	$2,515	$1,691

All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the six-months ended June 30, 2018, we granted under the 2017 EICP:

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

●

318,196 shares of restricted common stock with a grant date fair value per share of $15.25 to certain employees; net of forfeitures, 131,106 shares will vest on February 28, 2019; 69,651 shares will vest on February 28, 2020; and 69,652 shares will vest on February 28, 2021; and

●	73,640 shares of restricted common stock to our non-employee directors, all of which will vest on May 31, 2019.

During the six-months ended June 30, 2017, we granted:

●

Under the 2007 Incentive Plan, 307,943 shares of restricted common stock to certain employees, of which 102,648 shares vested on January 31, 2018; net of forefeitures, 86,783 shares will vest on January 31, 2019; and 86,781 shares will vest on January 31, 2020;

●

Under the 2007 Incentive Plan, 198,220 shares of restricted Class A common stock to an employee, of which 66,073 shares vested on January 31, 2018; 66,073 shares will vest on January 31, 2019; and 66,074 shares will vest on January 31, 2020; and

●	Under the 2017 EICP, 76,856 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 31, 2018.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2018 and 2017, respectively, is as follows:

	Six Months Ended
	June 30, 2018		June 30, 2017
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	503,685	$11.14	396,033	$12.06
Granted	391,836	$14.63	307,943	$10.40
Vested	(225,570)	$11.21	(200,291)	$11.82
Forfeited	(91,057)	$13.27	-	$-
Outstanding - end of period	578,894	$13.14	503,685	$11.14

Restricted stock - Class A common:
Outstanding - beginning of period	462,632	$10.63	415,082	$10.15
Granted (1)	220,080	$12.65	275,076	$10.84
Vested	(274,926)	$10.48	(227,526)	$10.00
Restricted stock - end of period	407,786	$11.82	462,632	$10.63

Restricted stock units - common stock:
Outstanding - beginning of period	209,500	$15.70
Vested	(209,500)	$15.70
Outstanding - end of period	-	$-

(1)     For awards subject to future performance conditions, amounts assume target performance.

At June 30, 2018 and December 31, 2017, we had outstanding options to acquire 274,746 shares of our common stock, all of which were vested and exercisable. The exercise price of all outstanding stock options is $1.99 per share. As of June 30, 2018 and December 31, 2017, we did not have any options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $3.8 million based on the closing market price of our common stock on June 30, 2018.

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

Pending Acquisition – Sioux Falls

On May 1, 2018, we entered into an agreement to acquire KDLT-TV (NBC), a television station serving the Sioux Falls, South Dakota market (DMA 110), for $32.5 million. The transaction is subject to regulatory approvals and other customary closing conditions. We expect that this transaction will close in the third quarter of 2018, using cash on hand.

Pending Merger with Raycom Media

On June 23, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with, among others, Raycom Media, Inc., a Delaware corporation (the “Raycom Merger”). Upon completion of the Raycom Merger, Raycom is expected to become a direct wholly owned subsidiary of Gray and, prior to any station divestitures due to market overlaps, we will own and/or operate 142 full-power television stations serving 92 markets. At that time, our station portfolio would reach approximately 24 percent of U.S. television households through nearly 400 separate program streams including approximately 165 affiliates of the ABC/ NBC/CBS/FOX networks, and over 100 affiliates of CW, MyNetwork, and MeTV. These stations were ranked number-one in all day Nielsen ratings in 62 of the combined markets, and in 92% of the combined markets were the number-one or number-two ranked television station. In addition to high quality television stations, we expect to acquire additional Raycom businesses that provide sports marketing, production and digital signage services, resulting in our becoming a more diversified media company.

The aggregate consideration consists of 11,500,000 shares of our common stock, $2.85 billion in cash (subject to certain adjustments as set forth in the Merger Agreement) and 650,000 shares of a new series of perpetual preferred stock of the Company, with a stated face value of $1,000 per share (the “New Preferred Stock”).

We have agreed to file a registration statement, following the effective time of the Raycom Merger, covering the resale of the shares of the common stock issuable in the Raycom Merger.

Shares of the New Preferred Stock will be issuable to holders of warrants to purchase shares of Raycom capital stock outstanding immediately prior to the effective time of the Merger. The New Preferred Stock will accrue dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional New Preferred Stock, at the election of Gray. The holders of the New Preferred Stock will not be entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the New Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

Also on June 23, 2018, and in connection with our entry into the Merger Agreement, we entered into a financing commitment letter with Wells Fargo Bank, National Association, and a syndicate of other lenders, pursuant to which it has committed to provide the debt financing in the form of an incremental term loan facility in an aggregate principal amount of $2.525 billion for a portion of the purchase price to be paid to complete the Raycom Merger and the refinancing of certain existing indebtedness of Raycom. The commitment letter contains conditions to funding of the debt financing customary for commitments of this type. The incremental term loan will be secured on a pari passu basis with the other obligations of the Company and its subsidiaries under the 2017 Senior Credit Facility. Various economic terms of the debt financing are subject to change in the process of syndication.

The consummation of the Raycom Merger is subject to the satisfaction or waiver of certain customary conditions, including: (i) the receipt of approval from the Federal Communications Commission, (ii) the expiration or early termination of the waiting period applicable to the Raycom Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of certain legal impediments to the consummation of the Raycom Merger, and (iv) the receipt of certain customary third-party consents. We believe that the Raycom Merger will be completed during the fourth quarter of 2018. Either party may terminate the Raycom Merger if it is not consummated on or before June 30, 2019, with an automatic extension to September 30, 2019 if necessary to obtain regulatory approval under the circumstances specified in the Merger Agreement.

9.     Goodwill and Intangible Assets

As of June 30, 2018 and December 31, 2017, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of June 30, 2018			As of December 31, 2017
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,584,402	$(53,699)	$1,530,703	$1,584,402	$(53,699)	$1,530,703
Goodwill	611,100	-	611,100	611,100	-	611,100
	$2,195,502	$(53,699)	$2,141,803	$2,195,502	$(53,699)	$2,141,803

Intangible assets subject to amortization:
Network affiliation agreements	$6,134	$(4,842)	$1,292	6,134	$(3,551)	$2,583
Other definite lived intangible assets	143,446	(81,542)	61,904	143,446	(72,245)	71,201
	$149,580	$(86,384)	$63,196	$149,580	$(75,796)	$73,784

Total intangibles	$2,345,082	$(140,083)	$2,204,999	$2,345,082	$(129,495)	$2,215,587

Amortization expense for the six-months ended June 30, 2018 and 2017 was $10.6 million and $12.2 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2018 will be approximately $10.0 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2019, $15.4 million; 2020, $12.4 million; 2021, $8.3 million; 2022, $4.8 million; and 2023, $2.9 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the six-month period ended June 30, 2018.

10. Income Taxes

For the three-month and six-month periods ended June 30, 2018 and 2017, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income tax expense	$14,856	$47,893	$21,256	$55,222
Effective income tax rate	26.7%	40.4%	26.0%	40.5%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21.0% in 2018 and 35.0% in 2017 to our effective income tax rate. For the six-month period ended June 30, 2018, these estimates increased or decreased our statutory Federal income tax rate of 21.0% to our effective income tax rate of 26.0% as follows: state income taxes added 4.7%, permanent differences between our U.S. GAAP income and taxable income added 1.0%, and a discrete share-based compensation adjustment resulted in a reduction of 0.7%. For the six-month period ended June 30, 2017, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.5% as follows: state income taxes added 4.3% and permanent differences between our U.S. GAAP income and taxable income added 1.3%, and discrete share-based compensation adjustments resulted in a reduction of 0.1%.

We made income tax payments (net of refunds) of approximately $12.0 million and $0.9 million during the six-months ended June 30, 2018 and 2017, respectively.

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

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of June 30, 2018, we owned and operated television stations in 57 television markets broadcasting over 200 separate programming streams, including over 100 affiliates of the CBS/NBC/ABC/FOX networks.

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

Recent Acquisitions

Over the last several years, the television broadcasting industry has been characterized by a high number of transactions resulting in continued industry consolidation. We believe that there continues to be a number of television stations, and various station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. In addition, at June 30, 2018, we have a pending acquisition of KDLT-TV (NBC), a television station serving the Sioux Falls, South Dakota market (DMA 110) which we expect to close in the third quarter of 2018, and the Raycom Merger, described below. We expect to continue to evaluate other opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we evaluate, among other things, potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, from October 31, 2013 through December 31, 2017, we completed 23 acquisition transactions and three divestiture transactions. These transactions added a net total of 51 television stations in 31 television markets, including 26 new television markets, to our operations including eight stations acquired in 2017 (excluding certain television stations we began operating in 2016, and subsequently acquired in 2017, in the Clarksburg, West Virginia market, the “2017 Acquisitions”).

Pending Merger with Raycom Media

On June 23, 2018, we entered into the Raycom Merger. Upon completion of the Raycom Merger, Raycom is expected to become a direct wholly owned subsidiary of Gray and, prior to any station divestitures due to market overlaps, we will own and/or operate 142 full-power television stations serving 92 markets. At that time, our station portfolio would reach approximately 24 percent of U.S. television households through nearly 400 separate program streams including approximately 165 affiliates of the ABC/ NBC/CBS/FOX networks, and over 100 affiliates of CW, MyNetwork, and MeTV. These stations were ranked number-one in all day Nielsen ratings in 62 of the combined markets, and in 92% of the combined markets were the number-one or number-two ranked television station. In addition to high quality television stations, we expect to acquire additional Raycom businesses that provide sports marketing, production and digital signage services, resulting in our becoming a more diversified media company. The consummation of the Raycom Merger is subject to the satisfaction or waiver of certain customary conditions, including: (i) the receipt of approval from the Federal Communications Commission, (ii) the expiration or early termination of the waiting period applicable to the Raycom Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of certain legal impediments to the consummation of the Raycom Merger, and (iv) the receipt of certain customary third-party consents. We believe that the Raycom Merger will be completed during the fourth quarter of 2018. Either party may terminate the Merger Agreement if it is not consummated on or before June 30, 2019, with an automatic extension to September 30, 2019 if necessary to obtain regulatory approval under the circumstances specified in the Merger Agreement.

Revenues, Operations, Cyclicality and Seasonality

Our operating revenues are derived primarily from broadcast and internet advertising and retransmission consent fees and, to a lesser extent, from other sources such as production of commercials, tower rentals and management fees.

Broadcast advertising is sold for placement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach, as measured by Nielsen. In addition, broadcast advertising rates are affected by the number of advertisers competing for available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are generally highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming. Most advertising contracts are short-term, and generally run only for a few weeks.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the six- months ended June 30, 2018 and 2017, we derived approximately 24% and 25%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year election cycle. These temporary declines are expected to reverse themselves in the following “off-year” of the two year election cycle.

While our total revenues have increased in recent years as a result of our acquisitions, they have also experienced a gradual improvement as a result of improvements in general economic conditions. However, revenue remains under pressure from competitors for advertising spending, including the internet and other non-traditional forms of advertising. We continue to enhance and market our internet websites in an effort to generate additional revenue. Our aggregate internet revenue is derived from both advertising and sponsorship opportunities directly on our websites.

Our primary broadcasting operating expenses are employee compensation, related benefits and programming costs. In addition, our broadcasting operations incur overhead expenses, such as maintenance, supplies, insurance, rent and utilities. A large portion of the operating expenses of our broadcasting operations is fixed. We continue to monitor our operating expenses and seek opportunities to reduce them where possible.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
		Percent			Percent			Percent			Percent
	Amount	of Total		Amount	of Total		Amount	of Total		Amount	of Total
Revenue:
Local (including internet/ digital/mobile)	$112,921	45.	1%	$117,917	52.	0%	$218,390	45.	8%	$220,514	51.	3%
National	29,873	11.	9%	30,981	13.	7%	54,385	11.	4%	55,795	13.	0%
Political	18,070	7.	2%	3,708	1.	6%	23,845	5.	0%	5,029	1.	2%
Retransmission consent	85,307	34.	1%	69,371	30.	6%	170,858	35.	8%	136,944	31.	8%
Other	4,173	1.	7%	4,704	2.	1%	9,124	2.	0%	11,860	2.	7%
Total	$250,344	100.	0%	$226,681	100.	0%	$476,602	100.	0%	$430,142	100.	0%

Results of Operations

Three-Months Ended June 30, 2018 Compared to Three-Months Ended June 30, 2017

Revenue. Total revenue increased $23.7 million, or 10%, to $250.3 million in the 2018 three-month period from the 2017 three-month period. Total revenue increased primarily due to retransmission consent revenue that increased $15.9 million. Political advertising revenue increased $14.4 million in the second quarter of 2018, resulting primarily from 2018 being the “on-year” of the two-year election cycle. Local advertising revenue decreased by $5.0 million in part as a result of weakness in demand and inventory displacement from increased political advertising revenue.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $8.2 million, or 6%, to $141.9 million in the 2018 three-month period from the 2017 three-month period. Non-compensation expense increased $6.5 million primarily as a result of a $5.4 million increase in retransmission expense, consistent with the increased retransmission consent revenue. Compensation expense increased $1.7 million primarily as a result of increased severance costs and routine increases in compensation. Including the effect of a $0.5 million adjustment related to forfeitures of equity incentive awards, we did not incur any non-cash stock-based compensation expenses in the second quarter of 2018. In the second quarter of 2017, our non-cash stock-based compensation expenses were $0.4 million.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $2.4 million, or 28%, to $10.8 million. Non-compensation expense increased $2.1 million primarily as a result of a $1.9 million increase in professional fees related to acquisitions. Professional fees related to our acquisition activities were $3.7 million in the second quarter of 2018. Compensation expense increased $0.3 million primarily as a result of increased incentive compensation costs. We recorded corporate non-cash stock-based amortization expense of $1.2 million and $1.1 million in the 2018 and 2017 three-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $13.5 million and $12.8 million for the 2018 three-month period and the 2017 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2017 Acquisitions.

Amortization. Amortization of intangible assets decreased $1.5 million, or 23%, to $5.2 million in the 2018 three-month period compared to the 2017 three-month period. Amortization decreased primarily due to the definite-lived intangible assets acquired as a part of the 2017 Acquisitions becoming fully amortized.

(Gain) Loss on Disposals of Assets, Net. We reported gains on disposal of assets of $0.8 million in the 2018 three-month period and $77.3 million in the 2017 three-month period. On June 1, 2017, we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC’s broadcast spectrum auction. Our proceeds from this auction were $90.8 million and the cost of the assets disposed of was $13.1 million.

Interest Expense. Interest expense increased $1.0 million, or 4%, to $24.8 million for the 2018 three-month period compared to the 2017 three-month period. This increase was attributable to the net effect of a decrease in the average borrowings outstanding, offset by a increase in our average interest rates. The average interest rate on our total outstanding debt balance was 5.1% and 4.9% during the 2018 three-month period and the 2017 three-month period, respectively. Our average outstanding debt balance was $1.9 billion during each of the 2018 three-month period and the 2017 three-month periods.

Income Tax Expense. We recognized income tax expense of $14.9 million and $47.9 million in the 2018 three-month period and the 2017 three-month period, respectively. For the 2018 three-month period and the 2017 three-month period, our effective income tax rates were 26.7% and 40.4%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2018 three-month period, these estimates increased our statutory Federal income tax rate of 21.0% to our effective income tax rate of 26.7% as follows: state income taxes added 4.7% and permanent differences between our U.S. GAAP income and taxable income added 1.0%.

Six-months Ended June 30, 2018 Compared to Six-months Ended June 30, 2017

Revenue. Total revenue increased $46.5 million, or 11%, to $476.6 million in the 2018 six-month period compared to the 2017 six-month period. Total revenue increased primarily due to retransmission consent revenue that increased $33.9 million and political advertising revenue that increased $18.8 million in the 2018 six-month period.

Local and national advertising revenue declined slightly, in part, as a result of inventory displacement from increased political advertising revenue. However, this decline was partially offset by revenue from the broadcast of the 2018 Super Bowl on our NBC-affiliated stations of approximately $2.3 million, compared to $0.6 million that we earned from the broadcast of the 2017 Super Bowl on our FOX-affiliated stations. In addition, 2018 total revenue from the broadcast of the Winter Olympic Games on our NBC-affiliated stations was approximately $5.5 million.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $24.3 million, or 9%, to $291.6 million in the 2018 six-month period. Non-compensation expense increased $19.6 million primarily as a result of a $14.9 million increase in retransmission expense, consistent with the increased retransmission consent revenue, and net increases in several other expense categories including programming and other professional fees. Our programming costs related to the 2018 Winter Olympic Games were $1.5 million. Compensation expense increased $5.0 million as a result of increases in incentive compensation and severance costs. Including the effect of a $0.5 million adjustment related to forfeitures of equity incentive awards, in the 2018 six-month period, we recorded broadcast non-cash stock-based compensation expense of $1.2 million and $0.7 million in the 2018 and 2017 six month periods, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $3.0 million, or 18%, to $19.1 million in the 2018 six-month period compared to the 2017 six-month period primarily as a result of increases of $2.0 million in professional fees related to acquisitions. Professional fees related to our acquisition activities were $3.8 million in 2018.We recorded corporate non-cash stock-based amortization expense of $2.2 million and $2.1 million in the 2018 and 2017 six-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $27.2 million and $25.5 million for the 2018 six-month period and the 2017 six-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2017 Acquisitions.

Amortization. Amortization of intangible assets decreased $1.6 million, or 13%, to $10.6 million in the 2018 six-month period compared to the 2017 six-month period. Amortization decreased primarily due to the definite-lived intangible assets acquired as a part of the 2017 Acquisitions becoming fully amortized.

(Gain) Loss on Disposals of Assets, Net. We reported gains on disposals of assets of $1.6 million in the 2018 six-month period and $76.8 million in the 2017 six-month period. On June 1, 2017, we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC’s broadcast spectrum auction. Our proceeds from this auction were $90.8 million and the cost of the assets disposed of was $13.1 million.

Interest Expense. Interest expense increased $2.1 million, or 4%, to $49.1 million for the 2018 six-month period compared to the 2017 six-month period. This was attributable to the combined effect of an increase in the average borrowings outstanding and an increase in our average interest rates. The average interest rate on our total outstanding debt balance was 5.0% and 4.9% during the 2018 six-month period and the 2017 six-month period, respectively. Our average outstanding debt balance was $1.9 billion and $1.8 billion during the 2018 six-month period and the 2017 six-month period, respectively, with the increase primarily attributable to the borrowings to finance the 2017 Acquisitions.

Loss from Early Extinguishment of Debt. In the 2017 six-month period, we recorded a loss from early extinguishment of debt of approximately $2.9 million as a result of entering into our 2017 Senior Credit Facility.

Income Tax Expense. We recognized income tax expense of $21.3 million and $55.2 million in the 2018 six-month period and the 2017 six-month period, respectively. For the 2018 six-month period and the 2017 six-month period, our effective income tax rate was 26.0% and 40.5%, respectively. The primary reasons for the decrease in our income tax expense was the decrease in our pre-tax income and the decrease in the statutory Federal income tax rate in the 2018 six-month period compared to the 2017 six-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2018 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 21.0% to our effective income tax rate of 26.0% as follows: state income taxes added 4.7%, permanent differences between our U.S. GAAP income and taxable income added 1.0% and a discrete stock-based compensation expense adjustment resulted in a reduction of 0.7%.

We made income tax payments (net of refunds) of approximately $12.0 million and $0.9 million in the 2018 six-month period and the 2017 six-month period, respectively. We anticipate making income tax payments (net of refunds) of approximately $23.9 million during the remainder of 2018.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands).

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$97,452	$59,144
Net cash used in investing activities	(22,106)	(413,217)
Net cash (used in) provided by financing activities	(27,168)	71,244
Increase (decrease) in cash	$48,178	$(282,829)

	As of
	June 30, 2018	December 31, 2017
Cash	$510,577	$462,399
Long-term debt, including current portion	$1,836,229	$1,837,428
Borrowing availability under the Revolving Credit Facility	$100,000	$100,000

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $97.5 million in the 2018 six-month period compared $59.1 million in the 2017 six-month period, a net increase of $38.3 million in the 2018 six-month period. The increase in cash provided by operating activities was due largely to increased revenue, net of increases in broadcast and corporate and administrative operating expenses in the 2018 six-month period. Also, cash used by operating assets and liabilities was less in the 2018 six-month period than in the 2017 six-month period.

Net cash used in investing activities was $22.1 million in the 2018 six-month period compared to net cash used in investing activities of $413.2 million for the 2017 six-month period. The decrease was largely due to a decrease in cash used for acquisition activity in the 2018 six-month period.

Net cash used in financing activities was $27.2 million in the 2018 six-month period compared to net cash provided by financing activities of $71.2 million in the 2017 six-month period. The change to cash used in the 2018 six-month period was due largely to financing activity in the 2017 period related to acquisitions and payments for the repurchase of our common stock in the 2018 period.

Liquidity

The following discussion of our liquidity does not include any impact that may result from our announced but pending acquisitions.

On July 27, 2018, we prepaid $37.0 million of our 2017 Term Loan. This prepayment satisfied all of the quarterly payment obligations under the 2017 Term Loan. We estimate that we will make approximately $94.4 million in debt interest payments over the twelve months immediately following June 30, 2018. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2017 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations and estimated capital expenditures until at least February 7, 2024, which is the maturity date of the term loans under the 2017 Senior Credit Facility.

Impact From Pending Merger with Raycom

On June 23, 2018, and in connection with our entry into the Merger Agreement, we entered into a financing commitment letter with Wells Fargo Bank, National Association, and a syndicate of other lenders, pursuant to which they have committed to provide debt financing in the form of an incremental term loan facility in an aggregate principal amount of $2.525 billion for a portion of the purchase price to be paid to complete the Raycom Merger and the refinancing of certain existing indebtedness of Raycom. The commitment letter contains conditions to funding of the debt financing customary for commitments of this type. The incremental term loan will be secured on a pari passu basis with the other obligations of the Company and its subsidiaries under the 2017 Senior Credit Facility. Various economic terms of the debt financing are subject to change in the process of syndication.

A portion of the consideration to complete the Raycom merger will consist of 650,000 shares of a new series of our perpetual preferred stock, with a face value of $1,000 per share (the “New Preferred Stock”). Shares of the New Preferred Stock will be issuable to holders of warrants to purchase shares of Raycom capital stock outstanding immediately prior to the effective time of the Raycom Merger. The New Preferred Stock will accrue dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional New Preferred Stock, at the election of Gray. The holders of the New Preferred Stock will not be entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the New Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

The completeion of this transaction will materially affect our operations, liquidity and capital expenditures. In addition to the effects on our balance sheet from the financing transactions described above, we expect that our results of operations and cash flows will increase substantially. We also expect that the Raycom Merger will create opportunities to reduce or eliminate redundancies in our combined operations, and that these sysnergies will be implemented in phases over several years, beginning upon the completion of the Raycom Merger.

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the repacking fund, of which up to $750.0 million may be made available to reimburse the Repack costs of full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for repacking costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. Twenty-six of our current full power stations and thirty six of our current low power stations are affected by the Repack. The Repack process will take approximately three years to complete. We anticipate that the majority of our costs associated with Repack will qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our repacking costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

Capital expenditures in the 2018 and 2017 six-month periods were $19.9 million and $10.4 million, respectively. Excluding any pending or future acquisition transactions and Repack, we anticipate that our capital expenditures for the remainder of 2018 will range between approximately $30.0 million and $33.0 million. In addition, capital expenditures for Repack during the remainder of 2018, excluding any pending or future transactions, are expected to range between approximately $44.0 million and $46.0 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

During the 2018 six-month period, our capitalized Repack costs and associated reimbursements were $10.2 million and $1.8 million, respectively. During the year ended December 31, 2017, our capitalized Repack costs and associated reimbursements were $2.8 million and $0.1 million, respectively. As of June 30, 2018, the amount requested from the FCC for Repack, but not yet received, was approximately $12.4 million.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue, to pay more significant amounts of income taxes. During the 2018 six-month period, we made income tax payments (net of refunds) of $12.0 million. During the remainder of 2018, we anticipate making income tax payments (net of refunds) of approximately $23.9 million.

During the 2018 six-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2018, we expect to contribute $2.0 million to this pension plan.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments, pending acquisitions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2017 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2018 has not materially changed since December 31, 2017. Our market risk profile on December 31, 2017 is disclosed in our 2017 Form 10-K.

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

During the six-month period ended June 30, 2018, we implemented changes in our internal control over financial reporting in connection with the adoption of ASC 606 - Revenue from Contracts with Customers, as amended. These changes included controls related to the collection of data for the amounts that we disclose in the footnotes to our financial statements. We also implemented changes in our internal control over financial reporting in connection with the adoption of ASU No. 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These changes relate to the implementation of procedures to document our identification and evaluation of factors that may identify potential impairment of the value of certain non-current investments. Our evaluation included controls that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Common Stock and Class A Common Stock

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock or Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of June 30, 2018, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

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

The Company did not repurchase any of its common stock or Class A common stock under these authorizations or otherwise during the three-months ended June 30, 2018.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger made and entered into as of June  23, 2018, by and among Gray Television, Inc., East Future Group Inc., Raycom Media, Inc. and Tara Advisors, LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2018)

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

GRAY TELEVISION, INC. (Registrant)

Date: August 7, 2018	By: /s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer