Form 10-Q
period 2018-09-30
GRAY TELEVISION INC
filed 2018-11-06
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
82,022,500 shares outstanding as of October 31, 2018	6,729,035 shares outstanding as of October 31, 2018

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash	$550,932	$462,399
Accounts receivable, less allowance for doubtful accounts of $3,045 and $4,606, respectively	180,510	171,230
Current portion of program broadcast rights, net	19,857	14,656
Prepaid income taxes	7,034	13,791
Prepaid and other current assets	3,695	4,681
Total current assets	762,028	666,757

Property and equipment, net	343,803	350,658
Broadcast licenses	1,530,753	1,530,703
Goodwill	614,177	611,100
Other intangible assets, net	58,197	73,784
Investments in broadcasting and technology companies	16,599	16,599
Other	13,638	11,256
Total assets	$3,339,195	$3,260,857

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except for share data)

	September 30,	December 31,
	2018	2017
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,860	$7,840
Employee compensation and benefits	27,701	30,144
Accrued interest	23,037	26,624
Accrued network programming fees	19,206	20,317
Other accrued expenses	12,476	11,970
Federal and state income taxes	-	8,753
Current portion of program broadcast obligations	20,273	15,236
Deferred revenue	11,959	4,004
Current portion of long-term debt	-	6,417
Total current liabilities	120,512	131,305

Long-term debt, less current portion and deferred financing costs	1,800,234	1,831,011
Program broadcast obligations, less current portion	5,701	4,277
Deferred income taxes	279,903	261,690
Accrued pension costs	34,556	37,838
Other	1,799	1,839
Total liabilities	2,242,705	2,267,960

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares and 100,000,000 shares, issued 89,298,943 shares and 88,788,664 shares, outstanding 82,022,500 shares and 83,253,588 shares, respectively	906,005	902,518
Class A common stock, no par value; authorized 25,000,000 shares and 15,000,000 shares, issued 8,569,149 shares and 8,349,069 shares, outstanding 6,729,035 shares and 6,598,377 shares, respectively	26,174	24,644
Retained earnings	284,230	161,694
Accumulated other comprehensive loss, net of income tax benefit	(22,165)	(22,165)
	1,194,244	1,066,691
Treasury stock at cost, common stock, 7,276,443 shares and 5,535,076 shares, respectively	(72,270)	(49,562)
Treasury stock at cost, Class A common stock, 1,840,114 shares and 1,750,692 shares, respectively	(25,484)	(24,232)
Total stockholders’ equity	1,096,490	992,897
Total liabilities and stockholders’ equity	$3,339,195	$3,260,857

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue (less agency commissions)	$279,310	$218,977	$755,912	$649,119
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcast	145,091	139,542	436,664	406,781
Corporate and administrative	11,041	8,330	30,134	24,472
Depreciation	13,350	13,085	40,587	38,555
Amortization of intangible assets	4,998	6,460	15,587	18,684
(Gain) loss on disposal of fixed assets, net	(3,572)	1,660	(5,187)	(75,139)
Operating expenses	170,908	169,077	517,785	413,353
Operating income	108,402	49,900	238,127	235,766
Other income (expense):
Miscellaneous income, net	930	152	2,192	407
Interest expense	(25,104)	(24,207)	(74,185)	(71,189)
Loss from early extinguishment of debt	-	-	-	(2,851)
Income before income taxes	84,228	25,845	166,134	162,133
Income tax expense	22,342	10,529	43,598	65,751
Net income	$61,886	$15,316	$122,536	$96,382

Basic per share information:
Net income	$0.71	$0.21	$1.39	$1.34
Weighted-average shares outstanding	87,765	71,636	88,191	71,777

Diluted per share information:
Net income	$0.70	$0.21	$1.38	$1.33
Weighted-average shares outstanding	88,565	72,454	88,810	72,491
			.
Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2017	8,349,069	$24,644	88,788,664	$902,518	$161,694	(1,750,692)	$(24,232)	(5,535,076)	$(49,562)	$(22,165)	$992,897

Net income	-	-	-	-	122,536	-	-	-	-	-	122,536

Issuance of stock:
Restricted stock awards	220,080	-	391,836	-	-	(89,422)	(1,252)	(107,456)	(1,757)	-	(3,009)
Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1,344)	-	(1,344)

Forfeiture of restricted stock awards	-	-	(91,057)	(528)	-	-	-	-	-	-	(528)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(19,607)	-	(19,607)

Share-based compensation	-	1,530	-	4,015	-	-	-	-	-	-	5,545

Balance at September 30, 2018	8,569,149	$26,174	89,298,943	$906,005	$284,230	(1,840,114)	$(25,484)	(7,276,443)	$(72,270)	$(22,165)	$1,096,490

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income	$122,536	$96,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,587	38,555
Amortization of intangible assets	15,587	18,684
Amortization of deferred loan costs	3,472	3,466
Accretion of original issue discount and premium related to long-term debt, net	(458)	(458)
Amortization of restricted stock awards	5,016	4,303
Amortization of program broadcast rights	15,913	15,444
Payments on program broadcast obligations	(16,177)	(15,569)
Deferred income taxes	43,820	64,121
(Gain) loss on disposals of assets, net	(5,187)	(75,139)
Loss from early extinguishment of debt	-	2,851
Other	(2,223)	(1,172)
Changes in operating assets and liabilities:
Accounts receivable	(9,280)	(18,587)
Prepaid income taxes	6,757	(1,311)
Other current assets	805	371
Accounts payable	(1,979)	(1,774)
Employee compensation, benefits and pension cost	(2,443)	(6,512)
Accrued network fees and other expenses	(582)	(519)
Accrued interest	(3,587)	(9,376)
Income taxes payable	(34,358)	1,763
Deferred revenue	7,955	(1,177)
Net cash provided by operating activities	186,174	114,346

Investing activities
Acquisitions of television businesses and licenses	(50)	(415,438)
Proceeds from FCC spectrum auction	-	90,824
Purchases of property and equipment	(34,894)	(21,426)
Proceeds from Repack (Note 1)	6,238	-
Proceeds from asset sales	216	148
Acquisition prepayments	(4,843)	14,259
Net increase in acquisition prepayments and other	(140)	(4,701)
Net cash used in investing activities	(33,473)	(336,334)

Financing activities
Proceeds from borrowings on long-term debt	-	641,438
Repayments of borrowings on long-term debt	(40,208)	(561,037)
Payments for the repurchase of common stock	(19,607)	(4,000)
Deferred and other loan costs	-	(4,981)
Payments for taxes related to net share settlement of equity awards	(4,353)	(1,767)
Net cash (used in) provided by financing activities	(64,168)	69,653
Net increase (decrease) in cash	88,533	(152,335)
Cash at beginning of period	462,399	325,189
Cash at end of period	$550,932	$172,854

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2017, which was derived from the Company’s audited financial statements as of December 31, 2017, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the periods ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Our financial condition as of, and operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2018.

On June 23, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with, among others, Raycom Media, Inc., a Delaware corporation (the “Raycom Merger”). Giving effect to the merger including divestitures of stations due to market overlaps, upon completion we will own and/or operate television stations and leading locally focused digital platforms in 92 markets including affiliates of the ABC/NBC/CBS/FOX networks. The combined entity will own #1 or #2 ranked stations in 85 of the 92 markets. These stations were ranked #1 in all day Nielsen ratings in 62 of the combined markets and #1 or #2 in 92% of the combined markets. In addition to high quality television stations, we will also acquire businesses that provide sports marketing, production and digital signage services, resulting in our becoming a more diversified media company. The consummation of the transaction is subject to the satisfaction or waiver of certain customary closing conditions, including approval from the Federal Communications Commission and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We anticipate that the transaction will be completed later in the fourth quarter of 2018. Please refer to Note 8. Commitments, and Note 11. Subsequent Events for a description of the Raycom Merger and related transactions.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia that owns and operates television stations and leading digital assets in markets throughout the United States. As of September 30, 2018, we owned and operated television stations in 57 television markets including channels affiliated with the CBS Network (“CBS”), the NBC Network (“NBC”), the ABC Network (“ABC”) and the FOX Network (“FOX”).

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Weighted-average shares outstanding-basic	87,765	71,636	88,191	71,777
Common stock equivalents for stock options and restricted stock	800	818	619	714
Weighted-average shares outstanding-diluted	88,565	72,454	88,810	72,491

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2018 and December 31, 2017 consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the three and nine-month periods ended September 30, 2018 and 2017 consisted entirely of net income. Therefore a consolidated statement of comprehensive income is not presented for the three and nine-month periods ended September 30, 2018 or 2017.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2018	2017	(in years)
Property and equipment:
Land	$51,878	$50,458
Buildings and improvements	159,024	156,924	7	to	40
Equipment	532,422	511,878	3	to	20
	743,324	719,260
Accumulated depreciation	(399,521)	(368,602)
Total property and equipment, net	$343,803	$350,658

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750.0 million may be made available to reimburse the Repack costs of full power, Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. Twenty-six of our current full power stations and thirty six of our current low power stations are affected by the Repack. The Repack process began in the summer of 2017 and will take approximately three years to complete. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Gain (loss) on disposal of assets, net:
Proceeds from sale of assets	$112	$22	$216	$90,972
Proceeds from Repack	4,392	-	6,238	-
Net book value of assets disposed	(932)	(1,682)	(1,267)	(15,833)
Total	$3,572	$(1,660)	$5,187	$75,139

Purchase of property and equipment:
Recurring purchases - operations			$16,098	$20,983
Repack			17,256	443
Repack related			1,540	-
Total			$34,894	$21,426

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842). ASU 2016-02 will supersede Topic 840, Leases, and thus will supersede nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018. This standard is expected to have a material effect on our balance sheets. Specifically, we expect that, once adopted, we will record a right of use asset and lease obligation liability. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides the option of applying the requirements of the new lease standard in the period of adoption with no restatement of comparative periods. Under this method, the cumulative effect, if any, of applying the guidance will be recorded in the opening balance of retained earnings. We intend to use this transition method in the adoption of this standard. We are reviewing our contractual obligations, evaluating our financial statement disclosures requirements and assessing our internal controls to comply with the requirements of this standard. We are implementing a lease accounting software solution and are currently loading our leases. We continue to evaluate the effect the adoption of this standard will have on our consolidated financial statements. As of September 30, 2018, we estimate that our total assets and liabilities as presented in our financial statements will increase by approximately 1%.

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

Adoption of Accounting Standards and Reclassifications

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. This ASU significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 requires equity investments previously measured at cost to be measured at fair value with changes in fair value recognized in net income. However, equity investments without a readily determinable fair value may be measured using a proscribed measurement alternative that reflects current fair value with changes in the current fair value recognized in net income and includes a qualitative evaluation of impairment. In February 2018, the FASB issued ASU 2018-03 – Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. ASU 2018-03 is effective for interim periods beginning after June 15, 2018. We adopted the amendments in both updates concurrently beginning in the first quarter of 2018. We currently have equity investments in the television broadcasting industry that do not have readily determinable fair values. We have applied the measurement alternative as defined in the amendments. These investments are reported together as a non-current asset on our balance sheet. Accordingly, the adoption of this standard did not have a material impact on our financial statements. We evaluate these investments on an interim basis for impairment.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends the guidance of U.S. GAAP with the intent of improving the presentation of net periodic pension cost and net periodic postretirement benefit cost by prescribing where the amount of net benefit cost should be presented in an employer’s income statement and requiring the disclosure by line item of the amount of net benefit cost that is included in the income statement or capitalized in assets. We adopted this standard beginning in the first quarter of 2018. Because our defined benefit pension plans were frozen in prior years, we have not incurred any service cost in our condensed consolidated statements of operations during the three or nine-months ended September 30, 2018 or 2017. Upon the adoption of this standard, we reclassified our net pension expense (benefit) from our operating expenses to our miscellaneous income, net. The amount was not material.

In addition to the reclassification of our net pension expense (benefit) in our condensed consolidated statement of operations as described above, certain amounts in the condensed consolidated statement of cash flows have also been reclassified to conform to the current presentation.

2.	Revenue

Adoption of New Accounting Standard: ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers, as amended. We adopted this ASC using the modified retrospective method and as a result, comparative information has not been restated and continues to be presented as prescribed by the accounting standards in effect during the periods presented. This transition method was applied to all open contracts with customers at the time of adoption. The adoption of this ASC did not result in a material impact on our current or historical results.

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

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Market and service type:
Advertising:
Local	$106,929	$110,033	$325,319	$330,547
National	29,199	31,027	83,584	86,822
Political	48,018	4,005	71,863	9,034
Total advertising	184,146	145,065	480,766	426,403
Retransmission consent	91,603	70,150	262,461	207,094
Other	3,561	3,762	12,685	15,622
Total revenue	$279,310	$218,977	$755,912	$649,119

Sales channel:
Direct	$138,731	$117,998	$407,455	$352,811
Advertising agency intermediary	140,579	100,979	348,457	296,308
Total revenue	$279,310	$218,977	$755,912	$649,119

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

Subscriber data necessary to calculate the amount of retransmission consent revenue to be recognized for the current month is not received until subsequent to that month. We estimate the current month retransmission consent revenue based upon the subscriber data from the most recent subscriber report by the MVPD. We record the estimate in the current month as retransmission consent revenue and then adjust the amount recorded in that month when we receive the actual subscriber data. We typically have monthly adjustments to our revenue to account for changes in MVPD subscribers on a monthly basis, however, the number of MVPD subscribers does not change materially on a monthly basis and this adjustment does not materially impact our recorded retransmission consent revenue on a quarterly or annual basis.

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

Accounts Receivable and Deposit Liability

When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts due to us under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as deposit liabilities. Once the advertisements have been broadcast, the revenues are earned, and we record these revenues and reduce the balance in this deposit liabilities. Our deposit libilities of $3.8 million as of January 1, 2018 have been or will be recognized in revenue in 2018. We believe that our deposit libilities of $11.7 million as of September 30, 2018 will be recognized as revenue in the fourth quarter of 2018.

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

3.      Long-term Debt

As of September 30, 2018 and December 31, 2017, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”) and our 5.875% Senior Notes due 2026 (the “2026 Notes”), as follows (in thousands):

	September 30,	December 31,
	2018	2017
Long-term debt including current portion:
2017 Senior Credit Facility	595,026	635,234
2024 Notes	525,000	525,000
2026 Notes	700,000	700,000
Total outstanding principal	1,820,026	1,860,234
Unamortized deferred loan costs - 2017 Senior Credit Facility	(9,890)	(11,777)
Unamortized deferred loan costs - 2024 Notes	(5,994)	(6,743)
Unamortized deferred loan costs - 2026 Notes	(8,637)	(9,473)
Unamortized premium - 2026 Notes	4,729	5,187
Less current portion	-	(6,417)
Net carrying value	$1,800,234	$1,831,011

Borrowing availability under the Revolving Credit Facility	$100,000	$100,000

On February 7, 2017, we entered into a Third Amended and Restated Credit Agreement (the “2017 Senior Credit Facility”). As of September 30, 2018, the 2017 Senior Credit Facility provided total commitments of $695.0 million, consisting of a $595.0 million term loan facility (the “2017 Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”).

For all of our interest bearing obligations, we made interest payments of approximately $74.4 million and $77.5 million during the nine-months ended September 30, 2018 and 2017, respectively. We did not capitalize any interest payments during the nine-months ended September 30, 2018 or 2017.

Borrowings under the 2017 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of September 30, 2018, the interest rate on the balance outstanding under the 2017 Term Loan was 4.4%.

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

Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2024 Notes and 2026 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2024 Notes and 2026 Notes are minor. As of September 30, 2018, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2017 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the 2017 Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes and 2024 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of September 30, 2018 and December 31, 2017, we were in compliance with all required covenants under all our debt obligations.

On July 27, 2018, we prepaid $37.0 million of our 2017 Term Loan in order to comply with the 2017 Senior Credit Facility’s requirements related to our sale of broadcast spectrum in the FCC’s 2017 spectrum auction. This prepayment satisfied all future quarterly principal payment obligations under the 2017 Term loan.

Transactions Related to the Raycom Merger

In connection with the Raycom Merger, we expect to (1) replace our existing $100 million revolving credit facility under our senior credit facility with a new five year revolving credit facility, the terms of which will provide for up to $200 million in available borrowings and a maturity date extended until the fifth anniversary of the closing of the Raycom Merger, and (2) incur a $1.4 billion incremental term loan (the “2018 Term Loan) under an amended and restated senior credit facility, which is expected to have a maturity date on the seventh anniversary of the closing of the Raycom Merger, all subject to market conditions at the time of financing and pursuant to our financing commitment letter. In addition, Gray Escrow, Inc. (“Escrow Issuer”), a special purpose wholly-owned subsidiary, expects to issue $750.0 million in aggregate principal amount of senior unsecured notes due 2027 (the “2027 Notes”), which Gray intends to assume upon consummation of the Raycom Merger. The proceeds of the 2018 Term Loan and the 2027 Notes would be used to fund a portion of the cash consideration payable in the Raycom Merger. Please refer to Note 11, Subsequent Events for a description of the these debt financing transactions.

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

The carrying amount of our equity investments without readily determinable fair values was $16.6 million as of each of September 30, 2018 and December 31, 2017. There were no impairment charges or changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer for the period ended September 30, 2018.

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

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses and (viii) deferred revenue.

The carrying amount of our long-term debt was $1.8 billion and $1.8 billion, respectively, and the fair value was $1.8 billion and $1.9 billion, respectively, as of September 30, 2018 and December 31, 2017. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of September 30, 2018 and December 31, 2017 and as such is classified within Level 2 of the fair value hierarchy.

5.     Stockholders’ Equity

As of September 30, 2018, we were authorized to issue 245.0 million shares in total of all classes of stock consisting of 200.0 million shares of common stock, 25.0 million shares of Class A common stock and 20.0 million shares of preferred stock, for which our board of directors has the authority to determine the rights, powers, limitations and restrictions. As of September 30, 2018, we had outstanding 82.0 million shares of common stock and 6.7 million shares of Class A common stock. No shares of preferred stock were outstanding. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share on all matters submitted to a vote of our shareholders. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the nine-months ended September 30, 2018, we did not declare or pay any common stock or Class A common stock dividends.

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of September 30, 2018, 279,200 shares remain available for repurchase under this authorization, which has no expiration date. On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401(k) plan”). During the nine-months ended September 30, 2018, under the 2016 Repurchase Authorization, we purchased 1,551,710 shares of our common stock at an average purchase price, including related brokerage commissions, of $12.64 per share, for a total cost of $19.6 million. As of September 30, 2018, $49.5 million remains available to purchase shares under the 2016 Repurchase Authorization. The extent to which the Company repurchases any of its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The Company is not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or Class A common stock. As of September 30, 2018, we had reserved 7,078,916 shares and 1,703,064 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

Transactions Related to the Raycom Merger

Please refer to Note 8, Commitments for a description of the pending financing transactions related to the Raycom Merger.

6.     Retirement Plans

The following table provides the components of net periodic (benefit) or cost for our defined benefit pension plans for the three-month and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$-	$-	$-	$-
Interest cost	1,106	1,167	3,318	3,502
Expected return on plan assets	(1,536)	(1,412)	(4,609)	(4,236)
Loss amortization	169	121	509	363
Net periodic (benefit) cost	$(261)	$(124)	$(782)	$(371)

During the nine-month period ended September 30, 2018, we contributed $2.5 million to our defined benefit pension plans. During the remainder of 2018, we do not expect to make additional contributions to these plans.

During the three and nine-month periods ended September 30, 2018, we contributed $1.5 million and $5.0 million, respectively, in matching contributions to our 401(k) Plan. During the remainder of 2018, we estimate that our contributions will be approximately $1.5 million to this plan, excluding discretionary profit-sharing contributions.

7.     Stock-based Compensation

We recognize compensation expense for share-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table presents our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation expense, gross	$1,645	$1,531	$5,544	$4,303
Forfeitures	-	-	(528)	-
Income tax benefit at our statutory rate associated with share-based compensation	(418)	(597)	(1,274)	(1,678)
Stock-based compensation expense, net	$1,227	$934	$3,742	$2,625

All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the nine-months ended September 30, 2018, we granted under the 2017 EICP:

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

During the nine-months ended September 30, 2017, we granted:

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

●	Under the 2017 EICP, 76,856 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 31, 2018.

A summary of restricted common stock and Class A common stock activity for the nine-month periods ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended
	September 30, 2018		September 30, 2017
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	503,685	$11.14	396,033	$12.06
Granted	391,836	$14.63	307,943	$10.40
Vested	(225,570)	$11.21	(200,291)	$11.82
Forfeited	(91,057)	$13.27	-	$-
Outstanding - end of period	578,894	$13.14	503,685	$11.14

Restricted stock - class A common:
Outstanding - beginning of period	462,632	$10.63	415,082	$10.15
Granted(1)	220,080	$12.65	275,076	$10.84
Vested	(274,926)	$10.48	(227,526)	$10.00
Outstanding - end of period	407,786	$11.82	462,632	$10.63

Restricted stock units - common stock:
Outstanding - beginning of period	209,500	$15.70
Vested	(209,500)	$15.70
Outstanding - end of period	-	$-

(1)     For awards subject to future performance conditions, amounts assume target performance.

At September 30, 2018 and December 31, 2017, we had outstanding options to acquire 274,746 shares of our common stock, all of which were vested and exercisable. The exercise price of all our outstanding stock options is $1.99 per share. As of September 30, 2018 and December 31, 2017, we did not have any outstanding stock options for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $4.3 million based on the closing market price of our common stock on September 30, 2018.

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

Pending Acquisition – Sioux Falls

On May 1, 2018, we entered into an agreement to acquire KDLT-TV (NBC), a television station serving the Sioux Falls, South Dakota market (DMA 110), for $32.5 million. The transaction is subject to regulatory approvals and other customary closing conditions. We expect that this transaction will close in late 2018 or early 2019, using cash on hand.

Pending Merger with Raycom Media

On June 23, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with, among others, Raycom, pursuant to which Raycom will become our wholly owned subsidiary. The aggregate consideration consists of 11,500,000 shares of our common stock, $2.85 billion in cash (subject to certain adjustments as set forth in the Merger Agreement) and 650,000 shares of a new series of perpetual preferred stock of the Company, with a stated face value of $1,000 per share (the “New Preferred Stock”).

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

In connection with the Raycom Merger, we expect to (1) replace our existing $100 revolving credit facility under our senior credit facility with a new five year revolving credit facility, the terms of which will provide for up to $200 million in available borrowings and a maturity date extended until the fifth anniversary of the closing of the Raycom Merger, and (2) incur the 2018 Term Loan, which is expected to have a maturity date until the seventh anniversary of the closing of the Raycom Merger, subject to market conditions at the time of financing and pursuant to our financing commitment letter. In addition, Escrow Issuer expects to issue the 2027 Notes which Gray intends to assume upon consummation of the Raycom Merger. The proceeds of the 2018 Term Loan and the 2027 Notes would be used to fund a portion of the cash consideration payable in the Raycom Merger.

The consummation of the Raycom Merger is subject to the satisfaction or waiver of certain customary closing conditions, including the receipt of approval from the Federal Communications Commission and the expiration or early termination of the waiting period applicable to the Raycom Merger under the Hart-Scott-Rodino Antitrust Improvements Act. Either party may terminate the Raycom Merger if it is not consummated on or before June 30, 2019, with an automatic extension to September 30, 2019 if necessary to obtain regulatory approval under the circumstances specified in the Merger Agreement.

9.    Goodwill and Intangible Assets

As of September 30, 2018 and December 31, 2018, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of September 30, 2018			As of December 31, 2017
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,584,452	$(53,699)	$1,530,753	$1,584,402	$(53,699)	$1,530,703
Goodwill	614,177	-	614,177	611,100	-	611,100
	$2,198,629	$(53,699)	$2,144,930	$2,195,502	$(53,699)	$2,141,803

Intangible assets subject to amortization:
Network affiliation agreements	$6,134	$(5,488)	$646	$6,134	$(3,551)	$2,583
Other definite lived intangible assets	143,446	(85,895)	57,551	143,446	(72,245)	71,201
	$149,580	$(91,383)	$58,197	$149,580	$(75,796)	$73,784

Total intangibles	$2,348,209	$(145,082)	$2,203,127	$2,345,082	$(129,495)	$2,215,587

Amortization expense for the nine-month periods ended September 30, 2018 and 2017 was $15.6 million and $18.7 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2018, we expect that amortization expense for the remainder of 2018 would be approximately $5.0 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2019, $15.4 million; 2020, $12.4 million; 2021, $8.3 million; 2022, $4.8 million; and 2023, $2.9 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

During the third quarter of 2018 we made a measurement period adjustment to reduce the value of other intangible assets and to increase the value of goodwill in the amount of $3.1 million related to our acquisition of WCAX-TV.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the nine-months ended September 30, 2018 or 2017.

10.     Income Taxes

For the three and nine-month periods ended September 30, 2018 and 2017, our income tax expense and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income tax expense	$22,342	$10,529	$43,598	$65,751
Effective income tax rate	26.5%	40.7%	26.2%	40.6%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21.0% in 2018 and 35.0% in 2017 to our effective income tax rate. For the nine-month period ended September 30, 2018, these estimates increased or decreased our statutory Federal income tax rate of 21.0% to our effective income tax rate of 26.2% as follows: state income taxes added 4.5%, permanent differences between our U.S. GAAP income and taxable income added 1.0%, and a discrete share-based compensation adjustment resulted in a reduction of 0.3%. For the nine-month period ended September 30, 2017, these estimates increased or decreased our statutory Federal income tax rate of 35.0% to our effective income tax rate of 40.6% as follows: state income taxes added 4.3% and permanent differences between our U.S. GAAP income and taxable income added 1.3%.

We made income tax payments (net of refunds) of approximately $26.8 million and $1.2 million during the nine-months ended September 30, 2018 and 2017, respectively.

11.     Subsequent Events

Raycom Merger - Debt Financing Transactions

In connection with the Raycom Merger, we expect to (1) replace our existing $100 million revolving credit facility under our senior credit facility with a new five year revolving credit facility (the “2018 Revolving Credit Facility”), the terms of which will provide for up to $200 million in available borrowings and a maturity date extended until the fifth anniversary of the closing of the Raycom Merger, and (2) incur the 2018 Term Loan, which is expected to have a maturity date on the seventh anniversary of the closing of the Raycom Merger, all subject to market conditions at the time of financing and pursuant to our financing commitment letter. If the Raycom Merger is not completed by December 15, 2018, we will incur a ticking fee. If incurred, the ticking fee would be at a rate of 1.25% of the 2018 Term Loan amount, from December 16, 2018 to January 15, 2019. The ticking fee would increase to LIBOR plus 2.5% on January 16, 2019 until the Raycom Merger is completed.

In addition, Escrow Issuer expects to issue the 2027 Notes. The interest rate and yield on the 2027 Notes is expected to be 7.0%. Upon consummation of the Raycom Merger, Escrow Issuer will merge with and into Gray, with Gray as the surviving company, and Gray is expected to assume all of Escrow Issuer’s obligations under the 2027 Notes. The 2027 Notes are expected to rank equally with the 2026 Notes and the 2024 Notes and the 2027 Notes are expected to mature on May 15, 2027. Interest would be payable semiannually, on May 15 and November 15 of each year.

The proceeds of the 2018 Term Loan and the 2027 Notes would be used to fund a portion of the cash consideration payable in the Raycom Merger.

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

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that owns and operates television stations and leading digital assets in markets throughout the United States. As of September 30, 2018, we owned and operated television stations in 57 television markets including affiliates of the CBS/NBC/ABC/FOX networks.

In addition to a primary broadcast channel, each of our stations can also broadcast additional secondary digital channels within a market by utilizing the same bandwidth, but with different programming from the primary channel. In addition to affiliations with ABC, CBS and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW, MY, MeTV, Ant.,Telemundo, Cozi, Heroes and Icons and MOVIES! networks. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast local news/weather channels in some markets.

Based on the consolidated results of the four Nielsen “sweeps” periods in 2017, our television stations achieved the #1 ranking in overall audience in 42 of our 57 markets and the #1 ranking in local news audience in 38 of our markets. In addition, our stations achieved the #1 or #2 ranking in both overall audience and news audience in all 57 of our 57 markets.

Recent Acquisitions

Over the last several years, the television broadcasting industry has been characterized by a high number of transactions resulting in continued industry consolidation. We believe that there continues to be a number of television stations, and various station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. At September 30, 2018, we have a pending acquisition of KDLT-TV (NBC), a television station serving the Sioux Falls, South Dakota market (DMA 110) which we expect to close in the fourth quarter of 2018. We expect to continue to evaluate other opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we evaluate, among other things, potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, from October 31, 2013 through December 31, 2017, we completed 23 acquisition transactions and three divestiture transactions. These transactions added a net total of 51 television stations in 31 television markets, including 26 new television markets, to our operations including eight stations acquired in 2017 (excluding certain television stations we began operating in 2016, and subsequently acquired in 2017, in the Clarksburg, West Virginia market, the “2017 Acquisitions”).

Raycom Merger

On June 23, 2018, we entered into the Raycom Merger. Net of station divestitures due to market overlaps, we expect to own and/or operate television stations and leading locally focused digital platforms serving 92 markets including affiliates of the ABC/NBC/CBS/FOX networks. These stations were ranked number-one in all day Nielsen ratings in 62 of the combined markets, and in 92% of the combined markets were the number-one or number-two ranked television station. In addition to high quality television stations, we expect to acquire additional Raycom businesses that provide sports marketing, production and digital signage services, resulting in our becoming a more diversified media company. The consummation of the transaction is subject to the satisfaction or waiver of certain customary closing conditions including approval from the Federal Communications Commission and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We anticipate that the transaction will be completed later in the fourth quarter of 2018.

Revenues, Operations, Cyclicality and Seasonality

During the nine-months ending September 30, 2018, our operating revenues are derived primarily from broadcast and internet advertising and retransmission consent fees and, to a lesser extent, from other sources such as production of commercials, tower rentals and management fees.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the nine- months ended September 30, 2018 and 2017, we derived approximately 21% and 25%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year election cycle. These temporary declines are expected to reverse themselves in the following “off-year” of the two year election cycle.

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

Beginning in the fourth quarter of 2018 and in succeeding periods, we expect that our broadcast advertising and retransmission consent revenues will increase significantly as a result of the Raycom Merger. In addition we expect our production and other revenue will increase as a result of sports marketing, production and digital signage services from the Raycom Merger.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$106,929	38.3%	$110,033	50.2%	$325,319	43.0%	$330,547	50.9%
National	29,199	10.5%	31,027	14.2%	83,584	11.1%	86,822	13.4%
Political	48,018	17.2%	4,005	1.8%	71,863	9.5%	9,034	1.4%
Retransmission consent	91,603	32.8%	70,150	32.0%	262,461	34.7%	207,094	31.9%
Other	3,561	1.2%	3,762	1.8%	12,685	1.7%	15,622	2.4%
Total	$279,310	100.0%	$218,977	100.0%	$755,912	100.0%	$649,119	100.0%

Results of Operations

Three-Months Ended September 30, 2018 Compared to Three-Months Ended September 30, 2017

Revenue. Total revenue increased $60.3 million, or 28%, to $279.3 million in the 2018 three-month period from the 2017 three-month period. Total revenue increased primarily due to political advertising revenue that increased $44.0 million in the 2018 three-month period, resulting primarily from 2018 being the “on-year” of the two-year election cycle and retransmission consent revenue that increased $21.5 million due to increases in rates. Local advertising revenue decreased by $3.1 million in part as a result of weakness in demand and inventory displacement from increased political advertising revenue.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $5.5 million, or 4%, to $145.1 million in the 2018 three-month period from the 2017 three-month period. Non-compensation expense increased $7.1 million primarily as a result of a $6.7 million increase in retransmission expense, consistent with the increased retransmission consent revenue. Compensation expense decreased $1.6 million primarily as a result of reductions in headcounts. Our non-cash stock-based compensation expenses were $0.3 million and $0.4 million in the 2018 and 2017 three-month periods, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $2.7 million, or 33%, to $11.0 million. Non-compensation expense increased $2.2 million primarily as a result of a $2.0 million increase in professional fees related to acquisitions. Professional fees related to our acquisition activities were $2.4 million in the 2018 three-month period. Compensation expense increased $0.5 million primarily as a result of increased incentive compensation costs. We recorded corporate non-cash stock-based amortization expense of $1.3 million and $1.2 million in the 2018 and 2017 three-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $13.4 million and $13.1 million in the 2018 and the 2017 three-month periods, respectively.

Amortization. Amortization of intangible assets totaled $5.0 million and $6.5 million in the 2018 and the 2017 three-month periods, respectively. Amortization decreased primarily due to the definite-lived intangible assets acquired as a part of the acquisitions in prior years becoming fully amortized.

(Gain) Loss on Disposals of Assets, Net. We reported a gain on disposal of assets of $3.6 million in the 2018 three-month period and a loss on disposal of assets of $1.7 million in the 2017 three-month periods, respectively.

Interest Expense. Interest expense increased $0.9 million, or 4%, to $25.1 million for the 2018 three-month period compared to the 2017 three-month period. This was attributable to the net effect of a decrease in the average borrowings outstanding, offset by a increase in our average interest rates. The average interest rate on our total outstanding debt balance was 5.2% and 4.9% during the 2018 and 2017 three-month periods, respectively. Our average outstanding debt balance was $1.8 billion and $1.9 billion during the 2018 and 2017 three-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $22.3 million and $10.5 million in the 2018 and 2017 three-month periods, respectively. Our effective income tax rates were 26.5% and 40.7% in the 2018 and 2017 three-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2018 three-month period, these estimates increased our statutory Federal income tax rate of 21.0% to our effective income tax rate of 26.5% as follows: state income taxes added 4.5% and permanent differences between our U.S. GAAP income and taxable income added 1.0%.

Nine-Months Ended September 30, 2018 Compared to Nine-Months Ended September 30, 2017

Revenue. Total revenue increased $106.8 million, or 16%, to $755.9 million in the 2018 nine-month period from the 2017 nine-month period. Total revenue increased primarily due to political advertising revenue that increased $62.8 million in the 2018 nine-month period, resulting primarily from 2018 being the “on-year” of the two-year election cycle and retransmission consent revenue that increased $55.4 million due to increases in rates.

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

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $29.9 million, or 7%, to $436.7 million. Non-compensation expense increased $26.7 million primarily as a result of a $21.5 million increase in retransmission expense, consistent with the increased retransmission consent revenue. Compensation expense increased $3.2 million primarily as a result of increased severance costs. Including the effect of a $0.5 million adjustment related to forfeitures of equity incentive awards in 2018, non-cash stock-based compensation expenses were $1.5 million in the 2018 nine-month period. In the 2017 nine-month period, our non-cash stock-based compensation expenses were $1.1 million.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $5.7 million, or 23%, to $30.1 million. Non-compensation expense increased $4.5 million primarily as a result of a $4.1 million increase in professional fees related to acquisitions. Professional fees related to our acquisition activities were $6.2 million in the 2018 nine-month period. Compensation expense increased $1.2 million primarily as a result of increased incentive compensation costs. We recorded corporate non-cash stock-based amortization expense of $3.5 million and $3.2 million in the 2018 and 2017 nine-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $40.6 million and $38.6 million in the 2018 and the 2017 nine-month periods, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired through business combinations in 2017.

Amortization. Amortization of intangible assets totaled $15.6 million and $18.7 million in the 2018 and the 2017 nine-month periods, respectively. Amortization decreased primarily due to the definite-lived intangible assets acquired as a part of the 2017 Acquisitions becoming fully amortized.

(Gain) Loss on Disposals of Assets, Net. We reported gains on disposals of assets of $5.2 million in the 2018 nine-month period and $75.1 million in the 2017 nine-month period. On June 1, 2017, we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC’s broadcast spectrum auction. Our proceeds from this auction were $90.8 million and the cost of the assets disposed of was $13.1 million.

Interest Expense. Interest expense increased $3.0 million, or 4%, to $74.2 million for the 2018 nine-month period compared to the 2017 nine-month period. This increase was attributable to the net effect of a decrease in the average borrowings outstanding, offset by a increase in our average interest rates. The average interest rate on our total outstanding debt balance was 5.1% and 4.9% during the 2018 and 2017 nine-month periods, respectively. Our average outstanding debt balance was $1.8 billion during each of the 2018 and 2017 nine-month periods, respectively.

Loss from early extinguishment of debt. In the 2017 nine-month period, we recorded a loss from early extinguishment of debt of approximately $2.9 million, as a result of entering into our 2017 Senior Credit Facility.

Income Tax Expense. We recognized income tax expense of $43.6 million and $65.8 million in the 2018 and 2017 nine-month periods, respectively. Our effective income tax rates were 26.2% and 40.6% in the 2018 and 2017 nine-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2018 nine-month period, these estimates increased our statutory Federal income tax rate of 21.0% to our effective income tax rate of 26.2% as follows: state income taxes added 4.5%, permanent differences between our U.S. GAAP income and taxable income added 1.0% and other discrete adjustments resulted in a reduction of 0.3%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$186,174	$114,346
Net cash used in investing activities	(33,473)	(336,334)
Net cash (used in) provided by financing activities	(64,168)	69,653
Increase (decrease) in cash	$88,533	$(152,335)

	As of
	September 30, 2018	December 31, 2017
Cash	$550,932	$462,399
Long-term debt, including current portion	$1,800,234	$1,837,428
Borrowing availability under the Revolving Credit Facility	$100,000	$100,000

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $186.2 million in the 2018 nine-month period compared to $114.3 million in the 2017 nine-month period. The increase of $71.8 million in the 2018 nine-month period was the result of a $26.2 million increase in net income, a $45.3 million increase in net non-cash expenses, primarily depreciation, amortization of intangible assets, deferred income taxes and gain on disposal of assets. Changes in our working capital accounts provided $0.4 million of cash. These changes were primarily due to the impact on our statement of operations from changes in the components of our debt financing, changes in our tax position, our business acquisitions in 2017 and the gain on disposal of assets resulting from the FCC Spectrum Auction.

Net cash used in investing activities was $33.5 million in the 2018 nine-month period compared to net cash used in investing activities of $336.3 million for the 2017 nine-month period. The decrease was due to decreased use of cash for business combinations in 2018 compared to the 2017 nine-month period.

Net cash used in financing activities was approximately $64.2 million in the 2018 nine-month period compared to net cash provided by financing activities of $69.7 million in the 2017 nine-month period. Net cash used in financing activities included $40.2 million of principal payments under our 2017 Term Loan, $19.6 million used to repurchase shares of our common stock and $4.4 million of payments for taxes related to net share settlements of equity awards. Net cash provided by financing activities in the 2017 nine-month period was primarily from borrowings of $85.0 million under the 2017 Term Loan; reduced by $4.6 million of quarterly principal payments under the 2017 Term Loan; reduced by $5.0 million of deferred financing costs primarily related to the 2017 Senior Credit Facility. Also, in the 2017 nine-month period we used $4.0 million to repurchase shares of our common stock and made $1.8 million of payments for taxes related to net share settlements of equity awards.

Liquidity – Significant Impacts of Raycom Merger

In connection with the Raycom Merger, we expect to (1) replace our existing $100 million revolving credit facility under our senior credit facility with a new five year revolving credit facility (the “2018 Revolving Credit Facility”), the terms of which will provide for up to $200 million in available borrowings and a maturity date extended until the fifth anniversary of the closing of the Raycom Merger, and (2) incur the 2018 Term Loan, which is expected to have a maturity date on the seventh anniversary of the closing of the Raycom Merger, subject to market conditions at the time of financing and pursuant to our financing commitment letter. If the Raycom Merger is not completed by December 15, 2018, we will incur a ticking fee. If incurred, the ticking fee would be at a rate of 1.25% of the 2018 Term Loan amount from December 16, 2018 to January 15, 2019. The ticking fee would increase to LIBOR plus 2.5% on January 16, 2019 until the Raycom Merger is completed.

In addition, Escrow Issuer expects to issue the 2027 Notes which we expect to assume upon consummation of the Raycom Merger.

The proceeds of the 2018 Term Loan and the 2027 Notes would be used to fund a portion of the cash consideration payable in the Raycom Merger.

A portion of the consideration to complete the Raycom Merger will consist of 11.5 million shares of our common stock valued at $190.7 million based upon our closing stock price on October 26, 2018. We have agreed to file a registration statement, following the effective time of the Raycom Merger, covering the resale of the shares of the common stock issuable in the Raycom Merger.

A portion of the consideration to complete the Raycom Merger will consist of 650,000 shares of our New Preferred Stock, with a face value of $1,000 per share. Shares of the New Preferred Stock will be issued to holders of warrants to purchase shares of Raycom Media, Inc.’s capital stock outstanding immediately prior to the Raycom Merger. The New Preferred Stock will accrue dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional new preferred stock, at the election of Gray. The holders of New Preferred Stock will not be entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the New Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

The completion of this transaction will materially affect our operations, liquidity and capital expenditures. In addition to the effects on our balance sheet from the financing transactions described above, we expect that our results of operations and cash flows will increase substantially. We also expect that the Raycom Merger will create opportunities to reduce or eliminate redundancies in our combined operations, and that these synergies will be implemented in phases over several years.

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750.0 million may be made available to reimburse the Repack costs of full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. Excluding the Stations to be acquired in the Raycom Merger, Twenty-six of our full power stations and thirty six of our current low power stations are affected by the Repack. The Repack process will take approximately three years to complete. We anticipate that the majority of our costs associated with Repack will qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

Capital expenditures in the 2018 and 2017 nine-month periods were $34.9 million and $21.4 million, respectively. Excluding any pending or future acquisition transactions and Repack, we anticipate that our capital expenditures for the remainder of 2018 will range between approximately $15.0 million and $16.0 million. These estimates do not include costs to repair or renovate our facilities in northwest Florida that were damaged during Hurricane Michael, the majority of which we expect will be reimbursed by insurance. In addition, capital expenditures for Repack during the remainder of 2018 are expected to range between approximately $13.5 million and $14.0 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

During the 2018 nine-month period, our capitalized Repack costs and associated reimbursements were $17.3 million and $6.2 million, respectively. During the year ended December 31, 2017, our capitalized Repack costs and associated reimbursements were $2.8 million and $0.1 million, respectively. As of September 30, 2018, the amount requested from the FCC for Repack, but not yet received, was approximately $12.8 million.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2018 nine-month period we made income tax payments (net of refunds) of $26.8 million. During the remainder of 2018, we anticipate making income tax payments (net of refunds) of approximately $13.0 million.

During the 2018 nine-month period, we contributed $2.5 million to our defined benefit pension plan. During the remainder of 2018, we do not expect to make additional contributions to these plans.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future income tax payments, our ability to complete the pending Raycom Merger on the terms and within the timeframe, and on the financing terms, currently contemplated, any material regulatory or other unexpected requirements in connection therewith, our ability to achieve expected synergies from the Raycom Merger on a timely basis or at all, the impact of recently completed transactions, estimates of future retransmission revenue and future acquisitions and divestitures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2017 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2018 has not materially changed since December 31, 2017. The market risk profile as of December 31, 2017 is disclosed in our 2017 Form 10-K.

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

During the nine-month period ended September 30, 2018, we implemented changes in our internal control over financial reporting in connection with the adoption of ASC 606 - Revenue from Contracts with Customers, as amended. These changes included controls related to the collection of data for the amounts that we disclose in the footnotes to our financial statements. We also implemented changes in our internal control over financial reporting in connection with the adoption of ASU No. 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These changes relate to the implementation of procedures to document our identification and evaluation of factors that may identify potential impairment of the value of certain non-current investments. Our evaluation included controls that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock or Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of September 30, 2018, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

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

The Company did not repurchase any shares of common stock or Class A common stock under these authorizations during the three-months ended September 30, 2018.

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

GRAY TELEVISION, INC. (Registrant)

Date: November 6, 2018	By: /s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer