Form 10-K
period 2018-12-31
GRAY TELEVISION INC
filed 2019-02-28
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2018: Class A Common Stock and Common Stock; no par value –$1,261,840,180.

The number of shares outstanding of the registrant’s classes of common stock as of February 22, 2019: Class A Common Stock; no par value – 6,892,233 shares; Common Stock, no par value – 94,131,367 shares.

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

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying economic assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data.

General

We are a television broadcast company headquartered in Atlanta, Georgia, that is one of the largest owners of television (“TV”) stations and digital assets in the United States. Currently, we own and operate television stations in 91 television markets broadcasting almost 400 separate program streams including nearly 150 affiliates of the ABC Network (“ABC”), the NBC Network (“NBC”), the CBS Network (“CBS”) and the FOX Network (“FOX”). We refer to these major broadcast networks collectively as the “Big Four” networks. Our television stations ranked first or second among all local television stations in 86 of our 91 markets between December 2017 and November 2018. Our station portfolio reaches approximately 24% of total United States television households. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content.

Our operating revenues are derived primarily from broadcast and internet advertising and from retransmission consent fees. For the years ended December 31, 2018, 2017 and 2016 our revenues were $1,084.1 million, $882.7 million and $812.5 million, respectively.

Acquisition of Raycom Media, Inc. and Related Transactions

On January 2, 2019, we completed our acquisition of Raycom Media, Inc. (“Raycom”). In addition, we acquired television stations KYOU-TV in the Ottumwa, Iowa / Kirksville, Missouri market and WUPV-TV in the Richmond/Petersburg, Virginia market that Raycom had previously agreed to acquire. In connection with these transactions, we also completed the divestitures of nine television stations in overlap markets to satisfy the conditions placed on these transactions by the Antitrust Division of the U.S. Department of Justice (the “DOJ”) and the Federal Communications Commission (the “FCC”). Together we refer to these transactions as the “Raycom Merger.” In addition, immediately prior to the closing of the Raycom Merger, Raycom completed the spin-offs to its shareholders of two of its wholly owned subsidiaries, CNHI, LLC and PureCars Automotive, LLC.

The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. By combining these two great companies, we now own and operate television stations and leading digital properties in television markets from Alaska and Hawaii to Maine and Florida.

Markets and Stations

In the year ended December 31, 2018, we operated exclusively in television markets below the top 50 largest designated market areas (“DMAs”). Beginning on January 2, 2019, with the completion of the Raycom Merger, we operate television stations in 34 additional markets, including eight stations in DMAs larger than the top 50 television markets. We believe a key driver for our strong market position both in the past and in the future is our focus on strong local news and information programming. We believe that our market position and our strong local teams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2018 and 2017, our largest market by revenue was Springfield, Missouri, which contributed approximately 5% of our revenue each year. Our top 10 markets by Company revenue contributed approximately 32% and 30% of our revenue for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, our NBC-affiliated channels accounted for approximately 33% of our revenue in each year; our CBS-affiliated channels accounted for approximately 36% of our revenue in each year; our ABC-affiliated channels accounted for approximately 18% of our revenue in each year; and our FOX-affiliated channels accounted for approximately 4% of our revenue.

In each of our markets, we own and operate at least one television station broadcasting a primary channel affiliated with one of the Big Four networks. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. Nearly all of our stations also broadcast secondary digital channels that are affiliated with various networks, or are independent of any network. The terms of our affiliations with broadcast networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates through December 2023.

Television Industry Background

The FCC grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any one geographic area. Each commercial television station in the United States is assigned to one of 210 DMAs. These markets are ranked in size according to their number of television households, with the market having the largest number of television households ranked number one (New York City). Each DMA is an exclusive geographic area consisting of all counties (and in some cases, portions of counties) in which the home-market commercial television stations receive the greatest percentage of total viewing hours.

Television station revenue is derived primarily from local, regional and national advertising revenue and retransmission consent fees. Television station revenue is also derived to a much lesser extent from studio and tower space rental fees and production activities. “Advertising” refers primarily to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content (such as email messages, mobile applications, and other electronic content distributed by stations). Advertising rates are generally based upon: (i) the size of a station’s market, (ii) a station’s overall ratings, (iii) a program’s popularity among targeted viewers, (iv) the number of advertisers competing for available time, (v) the demographic makeup of the station’s market, (vi) the availability of alternative advertising media in the market, (vii) the presence of effective sales forces and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications.

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

Strategy

Our success is based on the following strategies:

Grow by Leveraging our Diverse National Footprint. We serve a diverse and national footprint of television stations. We currently operate in DMAs ranked between 11 and 209. We seek to operate in markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are also diversified across our broadcast programming.

Maintain and Grow our Market Leadership Position. Based on the consolidated results of the December 2017 through November 2018 ratings periods, our owned and operated television stations achieved the #1 ranking in overall audience in 66 of our 91 markets. In addition, our stations achieved the #1 or #2 ranking in overall audience in 86 of our 91 markets.

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

We also believe that our local market leadership positions help us in negotiating more beneficial terms in our major network affiliation agreements, which expire at various dates through December 2023, and in our syndicated programming agreements. These leadership positions also give us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (or “DBS”) operators, and other multichannel video programming distributors (or “MVPDs”).

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

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, from October 31, 2013 through December 31, 2018, we completed 23 acquisition transactions and four divestiture transactions. These transactions added a net total of 50 television stations in 31 television markets, including 28 new television markets, to our operations. For more information on these transactions see Note 3 “Acquisitions and Dispositions” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in each of 2017 and 2016, which we may also refer to collectively as our “acquisitions,” our “recent acquisitions” or “the acquisitions.”

On January 2, 2019, we completed the Raycom Merger. Giving effect to the Raycom Merger, including divestitures of stations due to market overlaps, we now own and/or operate television stations and leading locally focused digital platforms in 34 additional markets. In addition to high quality television stations, as part of the Raycom Merger, we acquired businesses that provide sports marketing and production services, that we believe have made us a more diversified media company.

Continue to Monetize Digital Spectrum. In addition to each of our station’s primary channel, we also broadcast a number of secondary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. Our strategy includes expanding upon our digital offerings and sales. We also evaluate opportunities to use spectrum for future delivery of data to mobile devices using a new transmission standard.

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

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. In recent years, we acted to improve the terms of our debt by amending or replacing our long-term debt in order to lock in more attractive terms while interest rates are at historically low levels. During 2017, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $14.50 per share. The net proceeds of the offering were $238.9 million, after deducting underwriting discounts and expenses. We completed the Raycom Merger using a financing plan composed of combination of our cash on hand, common stock, preferred stock, attractively priced fixed rate debt and an amended term loan facility. We continually evaluate opportunities to improve our balance sheet.

Stations

The following table provides information about television stations owned by Gray Television, Inc. as of February 22, 2019:

					Primary	Primary
					Broadcast	Channel
		Station		Network	License	Station
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)

11	Tampa-St. Petersburg (Sarasota), FL	WWSB	(e)	ABC	2/1/2021	10
19	Cleveland-Akron (Canton)	WOIO	(e)	CBS	10/1/2021	4
19	Cleveland-Akron (Canton)	WUAB	(e)	CW	10/1/2021	6
23	Charlotte, NC	WBTV	(e)	CBS	12/1/2020	1
35	Cincinnati, OH	WXIX	(e)	FOX	8/1/2021	4
37	West Palm Beach-Ft. Pierce, FL	WFLX	(e)	FOX	2/1/2021	4
43	Birmingham (Ann and Tusc)	WBRC	(e)	FOX	4/1/2021	1
48	Louisville, KY	WAVE	(e)	NBC	8/1/2021	2
50	New Orleans, LA	WVUE	(e)	FOX	6/1/2021	1
51	Memphis, TN	WMC	(e)	NBC	8/1/2021	2
56	Richmond- Petersburg, VA	WWBT	(e)	NBC	10/1/2020	1
56	Richmond- Petersburg, VA	WUPV	(e)	CW	10/1/2020	5
60	Knoxville, TN	WVLT		CBS	8/1/2021	2
60	Knoxville, TN	WBXX		CW	8/1/2021	5
63	Lexington, KY	WKYT		CBS	8/1/2021	1
63	(Hazard, KY)	WYMT	(f)	CBS	8/1/2021
65	Flint/Saginaw/Bay City, MI	WJRT		ABC	10/1/2021	2
66	Honolulu, HI	KHNL	(e)	NBC	2/1/2023	4
66	Honolulu, HI	KGMB	(e)	CBS	2/1/2023	1
66	Honolulu, HI	KHBC	(e)(f)	NBC/CBS	2/1/2023
66	Honolulu, HI	KOGG	(e)(f)	NBC/CBS	2/1/2023
67	Green Bay/Appleton	WBAY		ABC	12/1/2021	1
68	Roanoke/Lynchburg, VA	WDBJ		CBS	10/1/2020	1
68	Roanoke/Lynchburg, VA	WZBJ		MY	10/1/2020
69	Omaha, NE	WOWT		NBC	6/1/2022	2
70	Charleston/Huntington, WV	WSAZ		NBC	10/1/2020	1
70	Charleston/Huntington, WV	WQCW		CW	10/1/2021	6
71	Toledo, OH	WTVG		ABC	10/1/2021	1
72	Springfield, MO	KYTV		NBC	2/1/2022	1
72	Springfield, MO	KYCW		CW	2/1/2022	4
72	Springfield, MO	KSPR		ABC	2/1/2022	3
73	Tucson (Nogales), AZ	KOLD	(e)	CBS	10/1/2022	2
74	Columbia, SC	WIS	(e)	NBC	12/1/2020	1
76	Wichita/Hutchinson, KS	KWCH		CBS	6/1/2022	1
76	Wichita/Hutchinson, KS	KSCW		CW	6/1/2022	5
76	(Ensign, KS)	KBSD	(f)	CBS	6/1/2022
76	(Goodland, KS)	KBSL	(f)	CBS	6/1/2022
76	(Hays, KS)	KBSH	(f)	CBS	6/1/2022
79	Huntsville- Decatur (Florence), AL	WAFF	(e)	NBC	4/1/2021	2
86	Madison, WI	WMTV		NBC	12/1/2021	1
87	Cedar Rapids, IA	KCRG		ABC	2/1/2022	1
88	Paducah, KY/Cape Girardeau, MO/Harrisburg, IL	KFVS	(e)	CBS	2/1/2022	1
89	Waco/Temple/Bryan, TX	KWTX		CBS	8/1/2022	1
89	Waco/Temple/Bryan, TX	KBTX	(f)	CBS	8/1/2022	4
89	Waco/Temple/Bryan, TX	KNCT		CW	8/1/2022

Stations owned by Gray Television, Inc. (continued):

					Primary	Primary
					Broadcast	Channel
		Station		Network	License	Station
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)

90	Shreveport, LA	KSLA	(e)	CBS	6/1/2021	2
91	Colorado Springs/Pueblo, CO	KKTV		CBS	4/1/2022	1
92	Jackson, MS	WLBT	(e)	NBC	6/1/2021	1
93	Savannah, GA	WTOC	(e)	CBS	4/1/2021	1
94	Charleston, SC	WCSC	(e)	CBS	12/1/2020	1
95	Myrtle Beach-Florence	WMBF	(e)	NBC	12/1/2020	3
96	Burlington, VT - Plattsburgh, NY	WCAX		CBS	4/1/2023	1
97	Baton Rouge, LA	WAFB	(e)	CBS	6/1/2021	1
97	Baton Rouge, LA	WBXH	(e)	MY	6/1/2021
98	Davenport, IA (Quad Cities)	KWQC		NBC	2/1/2022	1
99	South Bend/Elkhart, IN	WNDU		NBC	8/1/2021	2
100	Boise, ID	KNIN	(e)	FOX	10/1/2022	4
103	Evansville, IN	WFIE	(e)	NBC	8/1/2021	1
105	Augusta, GA/Aiken, SC	WRDW		CBS	4/1/2021	2
105	Augusta, GA/Aiken, SC	WAGT		NBC	4/1/2021	3
107	Greenville/New Bern/Washington, NC	WITN		NBC	12/1/2020	1
109	Reno, NV	KOLO		ABC	10/1/2022	3
110	Lansing, MI	WILX		NBC	10/1/2021	2
111	Lincoln/Hastings/Kearney, NE	KOLN		CBS	6/1/2022	1
111	(Grand Island, NE)	KGIN	(f)	CBS	6/1/2022
111	Lincoln/Hastings/Kearney, NE	KSNB		NBC	6/1/2022	4
111	Lincoln/Hastings/Kearney, NE	KCWH		CW	6/1/2022
112	Tallahassee, FL/Thomasville, GA	WCTV		CBS	4/1/2021	1
112	Tallahassee, FL/Thomasville, GA	WFXU		MY	2/1/2021
114	Tyler-Longview, TX	KLTV	(e)	ABC	8/1/2022	1
114	Tyler-Longview, TX	KTRE	(e)(f)	ABC	8/1/2022	3
115	Sioux Falls, SD	KSFY		ABC	4/1/2022	2
115	(Pierre, SD)	KPRY	(f)	ABC	4/1/2022
116	Montgomery, AL	WSFA	(e)	NBC	4/1/2021	1
117	Fargo/Valley City, ND	KVLY		NBC	4/1/2022	1
117	Fargo/Valley City, ND	KXJB		CBS	4/1/2022	2
127	Columbus, GA (Opelika, AL)	WTVM	(e)	ABC	4/1/2021	1
129	Wilmington, NC	WECT	(e)	NBC	12/1/2020	1
130	La Crosse/Eau Claire, WI	WEAU		NBC	12/1/2021	1
131	Amarillo, TX	KFDA	(e)	CBS	8/1/2022	1
131	Amarillo, TX	KEYU	(e)	TEL	8/1/2022	5
134	Wausau/Rhinelander, WI	WSAW		CBS	12/1/2021	1
134	Wausau/Rhinelander, WI	WZAW		FOX	12/1/2021	4
137	Monroe/El Dorado, LA	KNOE		CBS/ABC	6/1/2021	1
139	Rockford, IL	WIFR		CBS	12/1/2021	2
141	Topeka, KS	WIBW		CBS	6/1/2022	1

Stations owned by Gray Television, Inc. (continued):

					Primary	Primary
					Broadcast	Channel
		Station		Network	License	Station
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)

142	Odessa/Midland, TX	KOSA		CBS	8/1/2022	1
142	(Big Springs)	KWAB	(e)(f)	CW	8/1/2022
142	Odessa/Midland, TX	KTLE	(e)	TEL	8/1/2022
143	Lubbock, TX	KCBD	(e)	NBC	8/1/2022	1
146	Minot/Bismarck/Dickinson, ND	KFYR		NBC	4/1/2022	1
146	(Minot, ND)	KMOT	(f)	NBC	4/1/2022
146	(Williston, ND)	KUMV	(f)	NBC	4/1/2022
146	(Dickinson, ND)	KQCD	(f)	NBC	4/1/2022
146	Minot/Bismarck/Dickinson, ND	KNDX		FOX	4/1/2022	3
146	(Williston, ND)	KXND	(f)	FOX	4/1/2022
147	Anchorage, AK	KTUU		NBC	2/1/2023	1
147	Anchorage, AK	KYES		MY	2/1/2023	6
148	Wichita Falls, TX & Lawton, OK	KSWO	(e)	ABC	6/1/2022	2
148	Wichita Falls, TX & Lawton, OK	KKTM	(e)	TEL	6/1/2022	7
150	Panama City, FL	WJHG		NBC	2/1/2021	1
150	Panama City, FL	WECP		CBS	2/1/2021	3
152	Albany, GA	WALB	(e)	NBC/ABC	4/1/2021	1
152	Albany, GA	WGCW		CW	4/1/2021	6
155	Bangor, ME	WABI		CBS	4/1/2023	1
156	Biloxi-Gulfport, MS	WLOX	(e)	ABC/CBS	6/1/2021	1
157	Gainesville, FL	WCJB		ABC	2/1/2021	1
159	Sherman, TX/Ada, OK	KXII		CBS/FOX	8/1/2022	1
159	(Paris, TX)	KXIP	(f)	CBS	8/1/2022
168	Hattiesburg/Laurel, MS	WDAM	(e)	NBC/ABC	6/1/2021	1
170	Clarksburg/Weston, WV	WDTV		CBS	10/1/2020	2
170	Clarksburg/Weston, WV	WVFX		FOX	10/1/2020	4
171	Rapid City, SD	KOTA		ABC	4/1/2022	1
171	Rapid City, SD	KEVN		FOX	4/1/2022	4
171	(Lead, SD)	KHSD	(f)	ABC/FOX	4/1/2022
171	(Sheridan, WY)	KSGW	(f)	ABC	10/1/2022
172	Lake Charles, LA	KPLC	(e)	NBC	6/1/2021	1
173	Dothan, AL	WTVY		CBS	4/1/2021	1
173	Dothan, AL	WRGX		NBC	4/1/2021	3
175	Harrisonburg, VA	WHSV		ABC	10/1/2020	1
175	Harrisonburg, VA	WSVF		FOX/CBS	10/1/2020	3
179	Alexandria, LA	KALB		NBC/CBS	6/1/2021	1
180	Jonesboro, AR	KAIT	(e)	ABC/NBC	6/1/2021	1
181	Bowling Green, KY	WBKO		ABC/FOX	8/1/2021	1
182	Marquette, MI	WLUC		NBC/FOX	10/1/2021	1
183	Charlottesville, VA	WCAV		CBS	10/1/2020	2
183	Charlottesville, VA	WVAW		ABC	10/1/2020	3
183	Charlottesville, VA	WAHU		FOX	10/1/2020	4
184	Laredo, TX	KGNS		NBC/ABC	8/1/2022	2
184	Laredo, TX	KYLX		CBS	8/1/2022	4
184	Laredo, TX	KXNV		TEL	(g)

Stations owned by Gray Television, Inc. (continued):

					Primary	Primary
					Broadcast	Channel
		Station		Network	License	Station
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)

187	Grand Junction/Montrose, CO	KKCO		NBC	4/1/2022	1
187	Grand Junction/Montrose, CO	KJCT		ABC	4/1/2022	3
189	Twin Falls, ID	KMVT		CBS	10/1/2022	1
189	Twin Falls, ID	KSVT		FOX	10/1/2022	4
191	Meridian, MS	WTOK		ABC	6/1/2021	1
194	Parkersburg, WV	WTAP		NBC	10/1/2020	1
194	Parkersburg, WV	WIYE		CBS	10/1/2020	2
194	Parkersburg, WV	WOVA		FOX	10/1/2020	3
197	Cheyenne, WY/Scottsbluff, NE	KGWN		CBS	10/1/2022	1
197	(Scottsbluff, NE)	KSTF	(f)	CBS	6/1/2022
197	(Cheyenne, WY/Scottsbluff, NE)	KCHY	(f)	NBC	10/1/2022
198	Casper/Riverton, WY	KCWY		NBC	10/1/2022	1
200	Ottumwa, IA/Kirksville,MO	KYOU	(e)	FOX/NBC	2/1/2022	3
202	Fairbanks, AK	KXDF		CBS	2/1/2023	2
202	Fairbanks, AK	KTVF		NBC	2/1/2023	1
202	Fairbanks, AK	KFXF		MY	2/1/2023	3
206	Presque Isle, ME	WAGM		CBS/FOX	4/1/2023	1
209	North Platte, NE	KNOP		NBC	6/1/2022	1
209	(Scottsbluff, NE)	KNEP	(f)	NBC	6/1/2022
209	North Platte, NE	KNPL		CBS	6/1/2022	2
209	North Platte, NE	KIIT		FOX	6/1/2022	3

(a)	DMA rank for the 2018-2019 television season based on information published by Comscore.

(b)	Indicates primary network affiliations. All primary channels and nearly all of our secondary channels broadcast by the stations are affiliated with at least one broadcast network.

(c)	Indicates expiration dates of primary FCC broadcast licenses.

(d)	Based on Comscore data for 2018.

(e)	Station acquired in the Raycom Merger on January 2, 2019.

(f)	This station is a satellite station under FCC rules and simulcasts the programming of our primary channel in its market. This station may offer some locally originated programming, such as local news.

(g)	This station has filed a license application with the FCC, which remains pending. We anticipate that that the pending application will be granted in due course.

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

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2018, 2017 or 2016, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2018, 2017 and 2016, we derived approximately 25%, 25% and 22%, respectively, of our total broadcast advertising revenue from our customers in the automotive industry. Revenue from this industry may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two year election cycle.

Station Network Affiliations. In addition to affiliations with ABC, CBS, NBC and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network, This TV Network, Antenna TV, Telemundo (“Tel.”), Cozi, Heroes and Icons and MOVIES! Network. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast independent and local news/weather channels in some markets.

The Big Four major broadcast networks dominate broadcast television in terms of the amount of viewership that their original programming attracts. The “Big Three” major broadcast networks of CBS, NBC, and ABC provide their respective network affiliates with a majority of the programming broadcast each day. FOX and CW provide their affiliates with a smaller portion of each day’s programming compared to the Big Three networks. The CW Plus Network generally provides programming for the entire broadcast day for CW affiliates in markets smaller than the top 100 DMAs.

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

Affiliates of FOX and CW must purchase or produce a greater amount of programming for their non-network time periods, generally resulting in higher programming costs. However, affiliates of FOX, and CW retain a larger portion of their advertising time inventory and the related revenues compared to Big Three affiliates.

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

Media Ownership Restrictions and FCC Proceedings. The FCC’s broadcast ownership rules affect the number, type and location of broadcast properties that we may hold or acquire. The FCC adopted significant changes to its ownership rules, which took effect in February 2018. The new rules will continue to limit the common ownership, operation or control of, and “attributable” interests or voting power in, television stations serving the same area. The current rules limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In November 2017, the FCC released an Order that eliminated or relaxed several long-standing media ownership rules. Specifically, the Order (i) eliminated the newspaper/broadcast cross-ownership rule, (ii) eliminated the radio/television cross-ownership rule, (iii) loosened the existing rules governing ownership of local television stations as described above and (iv) reversed the FCC’s earlier decision to treat television joint sales agreements as attributable ownership interests. In December 2018, the FCC began the new quadrennial review of its ownership rules. In its Notice of Proposed Rulemaking (“NPRM”), the FCC is seeking comments on competition in the local television marketplace, including: (i) whether its current two-stations to a market limit should be relaxed or tightened, (ii) whether it should modify its general prohibition on owning two stations ranked among the Top-Four in a market, (iii) if the FCC’s television market analysis should consider the factors the DOJ applies to local television issues, (iv) how the FCC should evaluate competition among television stations.

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

National Television Station Ownership Rule. The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations. In December 2017, the Commission issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF discount.

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

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to present educational and informational children’s programming. Broadcasters are effectively required through license renewal processing guidelines to provide at least three hours of children’s educational programming per week on their primary channels and on each secondary channel. In July 2018, the FCC issued an NPRM that proposed sweeping changes to the current children’s programming rules that would give broadcasters increased flexibility in how they choose to serve the educational and informational needs of children. The NPRM remains pending, and we cannot predict what recommendations or further action, if any, will result from it.

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

In June 2014, the Supreme Court issued a ruling finding that the streaming of broadcast programming over the internet without the consent of the copyright owner of the programming was a public performance that infringed upon the copyright owners’ rights. Broadcasters and other copyright owners had aggressively pursued injunctions against the companies offering these services in multiple jurisdictions. On December 19, 2014, the FCC issued an NPRM seeking comment on its proposal to modernize the term “MVPD” to be technology neutral. If the NPRM proposal is adopted, an entity that uses the internet to distribute multiple streams of linear programming would be considered an MVPD and would have the same retransmission consent rights and obligations as other MVPDs, including the right to negotiate with television stations to carry their broadcast signals. The FCC also asked about the possible copyright implications of this proposal. We cannot predict the outcome of the FCC’s interpretive proceedings.

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

In September 2015, the FCC, in accordance with STELAR, issued an NPRM to review the “totality of the circumstances test” used to evaluate whether broadcast stations and MVPDs are negotiating for retransmission consent in good faith. We cannot predict the outcome of this proceeding. If, however, the FCC revises the totality of the circumstances test, it could affect our ability to negotiate retransmission consent agreements, including the rates that we obtain from MVPDs.

Broadcast Spectrum. In February 2012, Congress passed legislation that granted the FCC authority to conduct an auction of certain spectrum currently used by television broadcasters. On May 15, 2014, the FCC adopted a Report and Order (the “2014 Report”) establishing the framework for an incentive auction of broadcast television spectrum. The 2014 Report created a two part incentive auction framework (the “Incentive Auction”): (1) a reverse auction pursuant to which a television broadcaster could volunteer, in return for payment, to relinquish all or a part of its station’s spectrum by (i) surrendering its license, (ii) relinquishing a portion of its spectrum and thereafter sharing spectrum with another station, or (iii) modifying a UHF channel license to a VHF channel license; and (2) a forward auction pursuant to which wireless carriers bid for the relinquished spectrum to offer wireless services. In April 2017, the Commission issued a Public Notice announcing the conclusion of the Incentive Auction, which resulted in 84 MHz of broadcast spectrum being repurposed for wireless use.

Now that the Incentive Auction has concluded, the FCC has begun the process of reallocating the 84 MHz of spectrum to new users. Specifically, the FCC is requiring certain television stations that did not sell their spectrum in the reverse auction to change channels and modify their transmission facilities. The FCC is required to use “reasonable efforts” to preserve a station’s coverage area and population served, and cannot require that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. These changes may constrain our ability to provide high definition programming and additional program streams, including mobile video services. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs. Some television stations are required to change channels and modify their facilities or may choose to channel share. In March 2018, Congress adopted the Reimbursement Expansion Act (REA) to expand the list of entities eligible to be reimbursed for auction-related expenses to include LPTV and TV translator stations. The REA also increased the funds available to reimbursement full power and Class A stations.

The FCC interpreted the implementing legislation to allow only full power and Class A television stations to participate in the auction and receive contour protection during any post-auction repacking of the broadcast spectrum. In certain markets, our low power television stations may be displaced by this process. Moreover, on June 16, 2015, the FCC issued an NPRM proposing to reserve one vacant channel in each market for use by unlicensed “white spaces” devices and wireless microphones (the “Vacant Channel NPRM”). The FCC further modified the Vacant Channel NPRM on August 11, 2015 by proposing to reserve up to two channels in certain markets after the Incentive Auction is complete. Under the Vacant Channel NPRM, the FCC would refuse to grant an application to modify the facilities of a low power television station if the applicant could not demonstrate that a sufficient number of vacant channels would remain in the service area of the low power station after the applicant implements the modification – thus, reducing the likelihood that a low power television station would be able to locate a new channel. These stations could incur substantial costs to locate and build a replacement facility on a new channel. If a low power television station is unable to locate a new channel on which to operate, it could lose its license.

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

Employees

As of February 22, 2019, we had 7,371 full-time employees and 1,152 part-time employees, of which 276 full-time and six part-time employees at nine stations were represented by various unions. We consider our relations with our employees to be good.

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

We have adopted a Code of Ethics (the “Code”) that applies to all of our directors, executive officers and employees. The Code is available on our website in the Investor Relations section under the subheading Governance Documents. If any waivers of the Code are granted to an executive officer or director, the waivers will be disclosed in an SEC filing on Form 8-K.

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

Currently we have approximately $4.0 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions, we have the ability to incur significant additional debt, including secured debt under our un-drawn $200.0 million revolving credit facility under our senior credit facility (the “2019 Senior Credit Facility”). The terms of the indenture (the “2027 Notes Indenture”) governing our outstanding 7.0% senior notes due 2027 (the “2027 Notes”), the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and the indenture (the “2024 Notes Indenture”) governing our 5.125% senior notes due 2024 (the “2024 Notes”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our 2019 Senior Credit Facility or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us.

The agreements governing our various debt obligations impose restrictions on our operations and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including our 2019 Senior Credit Facility, the 2027 Notes Indenture, the 2026 Notes Indenture and the 2024 Notes Indenture (together, the “existing indentures” or the “indentures”), include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place, or will place, restrictions on our ability to, among other things:

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

The existing indentures and our 2019 Senior Credit Facility requires us to comply with certain financial ratios or other covenants; our failure to do so would result in a default thereunder, which would have a material adverse effect on us.

We are required to comply with certain financial or other covenants under the existing indentures and our 2019 Senior Credit Facility. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, investment, acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the existing indentures or our 2019 Senior Credit Facility.

Upon a default under any of our debt agreements, the lenders or debtholders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under our 2019 Senior Credit Facility. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and our subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our 2019 Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If the rates on which our borrowings are based were to increase from current levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our other obligations would decrease.

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

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters rather than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during this period. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd- numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale of advertising to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2018 and 2017, we derived approximately 14% and 2%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts, which also occur in even-numbered years. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2018 or 2017, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. During each of the years ended December 31, 2018 and 2017 we derived approximately 25% of our total broadcast advertising revenue from our advertisers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances, industries, declined.

We intend to continue to evaluate growth opportunities through strategic acquisitions, and there are significant risks associated with an acquisition strategy.

We intend to continue to evaluate opportunities for growth through selective acquisitions of television stations or station groups. There can be no assurances that we will be able to identify any suitable acquisition candidates, and we cannot predict whether we will be successful in pursuing or completing any acquisitions, or what the consequences of not completing any acquisitions would be. Consummation of any proposed acquisition at any time may also be subject to various conditions such as compliance with FCC rules and policies. Consummation of acquisitions may also be subject to antitrust or other regulatory requirements. In addition, as we operate in a highly regulated industry, we could be subject to litigation, government investigations and enforcement actions on a variety of matters, the result of which could limit our acquisition strategy.

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

The success of any strategic acquisition depends, in part, on our ability to successfully combine the acquired business and assets with our business and our ability to successfully manage the assets so acquired. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of an acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. Additionally, general market and economic conditions may inhibit our successful integration of any business. If we experience difficulties with the integration process, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business, any assets or operations disposed of in connection therewith or otherwise, or charges to earnings in connection with such acquisitions.

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

Our business depends in large part on the success of our network affiliations. Nearly all of our stations are directly or indirectly affiliated with at least one of the four major broadcast networks pursuant to a separate affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through December 2023.

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

In September 2015, the FCC, in accordance with STELAR, issued an NPRM to review the “totality of the circumstances test” used to evaluate whether broadcast stations and MVPDs are negotiating for retransmission consent in good faith. In a July 14, 2016 blog post, the Chairman of the FCC announced that the FCC will not be adopting additional rules governing the retransmission consent process as a part of this proceeding. Instead, the FCC will monitor retransmission consent negotiations and rule on good-faith-negotiation complaints on a case-by-case basis. We cannot predict whether this approach will affect our ability to negotiate retransmission consent agreements, including the rates that we obtain from MVPDs, nor can we predict whether the FCC might reopen this proceeding in the future. The FCC also has taken other actions to implement various provisions of STELAR affecting the carriage of television stations, including (i) adopting rules that allow for the modification of satellite television markets in order to ensure that satellite operators carry the broadcast stations of most interest to their communities, (ii) prohibiting a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iii) eliminating the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

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

As of December 31, 2018, the book value of our broadcast licenses was $1.5 billion and the book value of our goodwill was $612.4 million, in comparison to total assets of $4.2 billion. In addition, the recently completed Raycom Merger will add significant amounts to these values. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

Recently enacted changes to the U.S. tax laws may have a material impact on our business or financial condition.

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA made substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income and the allowance of immediate expensing of capital expenditures. The TCJA will continue to have, significant effects on us, some of which may be adverse. The extent of the impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any further regulations or other guidance yet to be promulgated by the U.S. Internal Revenue Service. The TCJA contains numerous, complex provisions that could affect us.

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

As a result of their significant stockholdings and positions on the Board of Directors, the Howell-Robinson Family is able to exert significant influence over our policies and management, potentially in a manner which may not be consistent with the interests of our other stockholders.

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

The FCC’s ownership rules generally prohibit us from owning or having “attributable interests” in two television stations that are located in the same markets in which our stations are licensed and at least one station is ranked among the top-four stations in the market (the “Top Four Prohibition”). In November 2017, the FCC released an Order that eliminated or relaxed several long-standing media ownership rules. The Order (i) eliminated the newspaper/broadcast cross-ownership rule; (ii) eliminated the radio/television cross-ownership rule; (iii) loosened the existing rules governing ownership of local television stations by agreeing to consider requests for waivers of the Top Four Prohibition on a case-by-case basis; and (iv) reversed the FCC’s earlier decision to treat joint sales agreements (“JSAs”) as attributable ownership interests. In December 2018, the FCC launched a new proceeding to consider whether further changes in the media ownership rules were necessary. The FCC also considers television Local Marketing Agreements (“LMAs”) (which are agreements under which a television station sells or provides more than 15 percent of the programming on another same-market television station) as “attributable interests.” While the ownership rules have been relaxed, these rules still constrain our ability to expand in our present markets through additional station acquisitions or LMAs.

The FCC’s National Television Station Ownership Rule limits the maximum number of households we can reach.

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39 percent of U.S. households through commonly owned television stations, subject to a 50 percent discount of the number of television households attributable to UHF stations (the “UHF Discount”). In December 2017, the Commission issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF Discount. This rule may constrain our ability to expand through additional station acquisitions. Currently our station portfolio reaches approximately 24% of total United States television households.

The Company is subject to governmental oversight regarding compliance with antitrust law as well as related civil litigation.

Various governmental agencies, including the DOJ, have authority to enforce the antitrust laws of the United States in the broadcast television industry.  In the last year, the DOJ has increased its enforcement activities within the industry. For example in November 2018, the DOJ filed a lawsuit in the United States District Court for the District of Columbia against six broadcasters, including Raycom, alleging an agreement to exchange competitively sensitive information. Simultaneously, the DOJ filed a settlement in the form of a proposed final judgment. If approved by the court, the settlement would, among other things, prohibit the defendant broadcasters from exchanging competitively sensitive information and impose certain compliance requirements. No party to the settlement agreement, including Raycom, admitted to any wrongdoing. In addition, following the public disclosure of the DOJ investigation, several putative class action lawsuits were filed against various broadcasters, including Gray, asserting claims related to those reflected in the DOJ proposed settlement. These lawsuits have been consolidated in the United States District Court for the Northern District of Illinois for the purpose of coordinated and consolidated pretrial proceedings. We are unable to predict the outcome of these proceedings.

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

We have the ability to issue additional preferred stock, which could affect the rights of holders of our common stock and Class A common stock.

Including the shares of preferred stock issued in the Raycom Merger, our Articles allow our Board of Directors to issue up to 20 million shares of preferred stock and set forth the terms of such preferred stock. The terms of any such preferred stock, if issued, may adversely affect the dividend and liquidation rights of holders of our common stock.

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

Future sales of our Common Stock by the selling stockholders in connection with the Raycom Merger, or the perception in the public markets that such sales may occur, could cause the trading price of our Common Stock to decline.

The issuance of our Common Stock to the selling stockholders in connection with the Raycom Merger could have the effect of depressing the market price for our Common Stock. The Company has filed a registration statement to register all of the shares of Common Stock issued to the selling stockholders in connection with the Raycom Merger. Sales of substantial amounts of our Common Stock, including sales by the selling stockholders from time to time, or the perception that these sales could occur, could adversely affect the price of our Common Stock.

Risks Related to the Raycom Merger

We may not realize all of the anticipated benefits, including synergies, from the Raycom Merger, and our business and results of operations or financial condition may be materially adversely impacted.

There is no assurance that we will successfully or cost effectively integrate the Raycom business. As a result of the Raycom Merger, we now have significantly more television stations covering additional markets, and we have been required to expand the scope of our operations. Our management will be required to devote a significant amount of time and attention to the integration process, including managing a significantly larger and more diversified company than that before the consummation of the Raycom Merger and integrating operations of the Raycom business while carrying on the ongoing operations of our historical business. The process of integrating the business operations may cause an interruption of, or loss of momentum in, the activities of our historical business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our liquidity, results of operations and financial condition may be materially adversely impacted. In addition, as a result of the Raycom Merger, we may identify additional risks and uncertainties not yet known to us.

Even if we are able to successfully integrate the Raycom business, it may not be possible to realize the full benefits, including the synergies that are expected to result from the Raycom Merger, or realize these benefits within the time frame that is expected. Our expected cost savings, as well as any revenue or other synergies, are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. If we fail to realize the benefits we anticipate from the Raycom Merger, our liquidity, results of operations or financial condition may be adversely impacted.

We have incurred, and will continue to incur, significant transaction and merger-related integration costs in connection with the Raycom Merger and other transactions related thereto.

We have paid, and expect to continue to pay, significant transaction costs in connection with the Raycom Merger and other transactions related thereto. These transaction costs include legal, accounting and financial advisory fees and expenses, expenses associated with indebtedness that we incurred in connection with the Raycom Merger and other transactions related thereto, filing fees, printing expenses, mailing expenses and other related charges. As a result of the Raycom Merger, we may also incur costs associated with integrating the operations of Raycom, and these costs may be significant and may have an adverse effect on our future operating results if the anticipated cost savings from the Raycom Merger and related transactions are not achieved. Although we expect that the elimination of duplicative costs and the realization of other efficiencies related to the integration of the Raycom business should allow us to offset these incremental expenses over time, the net benefit may not be achieved in the near term, or at all.

Uncertainties associated with the Raycom Merger may cause employees to leave the Company and may otherwise affect the future business and operations of the Company.

Our success after the Raycom Merger depends in part upon our ability to retain key employees. As a result of the Raycom Merger, current and prospective employees may experience uncertainty about their future roles with the Company and choose to pursue other opportunities, which could have an adverse effect on the Company. If key employees depart, the integration of Raycom may be more difficult and our business may be adversely affected.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Set forth below is certain information with respect to our executive officers as of February 22, 2019:

Hilton H. Howell, Jr., age 56, has served as our Executive Chairman and Chief Executive Officer since January 2, 2019. Prior to that, Mr. Howell served as our Chairman, Chief Executive Officer and President since June 2013. Mr Howell is a member of the Executive Committee of the Board, has been a director since 1993 and served as the Vice Chairman of the Board from 2002 until April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that company since February 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell also serves as a director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors. Additionally, Mr. Howell has, until recently, served as a board member of the National Association of Broadcasters and the NBC Affiliate Board.

Donald P. (“Pat”) LaPlatney. Mr. LaPlatney, age 59, has served as our President and Co-Chief Executive Officer since January 2, 2019. Before that he had been Chief Executive Officer and President of Raycom, from July 2016, and as a member of the board of directors of Raycom from 2016, until the closing of the Raycom Merger. Before that, he served as Chief Operating Officer of Raycom from April to July 2016, as Senior Vice President from 2012 until April 2016 and as Vice President, Digital Media from August 2007 to 2012. Before joining Raycom in 2007, Mr. LaPlatney held various executive positions at The Tube Media Corp., Westwood One and Raycom Sports. Additionally, Mr. LaPlatney currently serves as a board member of the National Association of Broadcasters and Vice-Chair of the NBC Affiliate Board.

James C. (“Jim”) Ryan, age 58, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Before that, he had been our Senior Vice President since September 2002 and our Vice President since October 1998.

Kevin P. Latek, age 48, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Before that, he served as our Senior Vice President, Business Affairs, since July 2013 and as our Vice President for Law and Development since March 2012. Prior to joining us, Mr. Latek represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters with the law firm of Dow Lohnes, PLLC, in Washington, DC. He is a member of the National Association of Broadcasters Educational Foundation, the CBS Affiliates Board, the American Bar Association and the Federal Communications Bar Association. He is a past member of the FOX Affiliates Board of Governors.

Robert L. (“Bob”) Smith, age 56, has served as our Chief Operating Officer since January 2019. Before that, he served as our Co-Chief Operating Officer since February 2016 and as our Senior Vice President since July 2013. He is a past member of the Wisconsin Broadcaster’s Board, the Madison Chamber of Commerce and the Rockford Chamber of Commerce.

Kevin N. (“Nick”) Waller, age 65, has served as our Chief Administrative Officer since January 2019. Before that, he served as our Co-Chief Operating Officer since February 2016 and as our Senior Vice President since July 2013. He is a member of the Florida Association of Broadcasters.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively, under the symbols “GTN” and “GTN.A,” respectively.

As of February 22, 2019, we had 94,131,367 outstanding shares of common stock held by approximately 9,670 stockholders and 6,892,233 outstanding shares of Class A common stock held by approximately 346 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Our restated articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes, on each matter submitted to a vote of stockholders. Our restated articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

We have not paid dividends on either class of our common stock since October 15, 2008. The 2019 Senior Credit Facility and our indentures contain covenants that restrict our ability to pay cash dividends on our capital stock.

In addition, the declaration and payment of any dividends on our common stock or Class A common stock are subject to the discretion of our Board of Directors. Any future payments of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

On January 2, 2019, we issued 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”), with a stated face value of $1,000 per share, as a portion of the consideration paid in the Raycom Merger. No placement or underwriting fees were paid in connection with the issuance of the Preferred Stock. The Preferred Stock was issued to legacy Raycom shareholders in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, as specified by the Rule 144A safe harbor, as the Preferred Stock was issued to Raycom shareholders in a privately negotiated transaction not involving any public offering or solicitation. Shares of the Preferred Stock accrue dividends on the face value of such shares (A) in cash at a rate of 8% per annum or, (B) at the Company’s option, in-kind at a rate of 8.5% per annum. The holders of the Preferred Stock do not have any right to exchange or convert such shares into any of our other securities. The shares of our common stock issued to certain legacy Raycom shareholders, upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, have been registered for resale with the SEC on a selling stockholder shelf registration statement on Form S-3, file no. 333-229162.

Stock Performance Graph

The following stock performance graphs and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate them by reference therein.

The following graphs compare the cumulative total return of the common stock and the Class A common stock from January 1, 2014 to December 31, 2018, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on January 1, 2014. Any dividends are assumed to have been reinvested as paid.

Common Stock
Comparison of Five Year Cumulative Total Return*
Among Gray Television, Inc., the NYSE Composite Index and TV Broadcasting Stations Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
1/1/2014
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Gray Television, Inc. common stock
NYSE Composite Index
TV Broadcasting Stations Index

* $100 invested on 1/1/2014 in stock index, including reinvestment of dividends. Year ending December 31.

	As of
Company/Index/Market	1/1/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Gray Television, Inc. common stock	$100	$75	$110	$73	$113	$99
NYSE Composite Index	$100	$107	$102	$115	$136	$124
TV Broadcasting Stations Index	$100	$114	$125	$132	$137	$136

Class A Common Stock
Comparison of Five Year Cumulative Total Return*

Among Gray Television, Inc. Class A, the NYSE Composite Index and TV Broadcasting Stations Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
1/1/2014
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Gray Television, Inc. Class A common stock
NYSE Composite Index
TV Broadcasting Stations Index

* $100 invested on 1/1/2014 in stock index, including reinvestment of dividends. Year ending December 31.

	As of
Company/Index/Market	1/1/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Gray Television, Inc. Class A common stock	$100	$71	$106	$81	$111	$95
NYSE Composite Index	$100	$107	$102	$115	$136	$124
TV Broadcasting Stations Index	$100	$114	$125	$131	$137	$136

Item 6. Selected Financial Data.

Set forth below is selected historical consolidated financial information for Gray for, and as of the end of, each of the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected historical consolidated financial information presented below does not contain all of the information you should consider when evaluating Gray, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere herein. Various factors are expected to have an effect on our financial condition and results of operations in the future, including the ongoing integration of any acquired businesses. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except net income per share data)
Statements of Operations Data (1):
Revenue (less agency commissions)	$1,084,132	$882,728	$812,465	$597,356	$508,134
Operating income (2)	388,771	290,731	234,304	141,134	154,737
Loss from early extinguishment of debt (3)	-	(2,851)	(31,987)	-	(5,086)
Net income	210,803	261,952	62,273	39,301	48,061
Net income per common share:
Basic	2.39	3.59	0.87	0.58	0.83
Diluted	2.37	3.55	0.86	0.57	0.82

Balance Sheet Data (at end of period):
Total assets (4)	$4,213,445	$3,260,857	$2,752,505	$2,078,018	$1,834,074
Long-term debt (including current portion) (4)	2,549,224	1,837,428	1,756,747	1,220,084	1,217,750
Total stockholders’ equity	1,187,189	992,897	492,861	429,274	216,192

(1)	Our operating results fluctuate significantly between years, as a result of, among other things, our acquisition activity, and increased political advertising revenue in even-numbered years.

(2)

Amounts in 2017, 2016, 2015 and 2014 have been reclassified to give effect to the implementation of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted these standards as of January 1, 2018. Upon the adoption of this standard, except for service costs of $3.1 million in 2015 and $5.2 million in 2014, we reclassified our net pension expense (benefit) from our operating expenses to our miscellaneous income, net. The amount was not material.

(3)

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

(4)

Amounts in 2015 and 2014 have been reclassified to give effect to the implementation of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. We adopted these standards as of January 1, 2016. In accordance with these standards, we have reclassified our deferred loan costs as a reduction in the balance of our long-term debt in our balance sheets. Our deferred loan costs were previously presented as a non-current asset.

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

Business Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that is one of the largest owners of top-rated local television stations and digital assets in the United States. As of January 2, 2019, we owned and/or operated television stations and locally focused digital platforms in 91 television markets broadcasting almost 400 separate programming streams, including nearly 150 affiliates of the Big Four TV networks. Our television stations ranked first or second among all local television stations in 86 of our 91 markets between December 2017 and November 2018. Our station portfolio reaches approximately 24% of total United States television households. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of commercials, tower rentals and management fees. For the years ended December 31, 2018, 2017 and 2016 we generated revenue of $1,084.1 million, $882.7 million and $812.5 million, respectively.

Between December 2017 and November 2018, our owned and operated television stations achieved the #1 ranking in overall audience in 66 of our 91 markets. In addition, our stations achieved the #1 or #2 ranking in overall audience in 86 of our 91 markets.

Recent Acquisitions and Divestitures. Over the last several years, the television broadcasting industry has been characterized by a high number of transactions resulting in continued industry consolidation. We believe that there continues to be a number of television stations, and various station groups, that have attractive operating profiles and characteristics that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue other opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we evaluate, among other things, potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, from October 31, 2013 through December 31, 2018, we completed 23 acquisition transactions and four divestiture transactions. These transactions added a net total of 50 television stations in 31 television markets, including 28 new television markets, to our operations including eight stations acquired in 2017 (excluding certain television stations we began operating in 2016, and subsequently acquired in 2017, in the Clarksburg, West Virginia market, the “2017 Acquisitions”). We refer to the stations acquired and retained in 2016, as well as the Clarksburg Acquisition as the “2016 Acquisitions”. See Note 3 “Acquisitions and Dispositions” of our audited consolidated financial statements included elsewhere herein for additional information on our acquisitions and dispositions. Our total revenue and our broadcast operating expenses have increased significantly as a result of our recent acquisitions.

Recent Financing Transactions. In connection with the consummation of our recent acquisitions and our efforts to strengthen our balance sheet, we have undertaken several recent financing transactions. These transactions have included an underwritten offering of our common stock in December 2017; the repurchase and redemption of certain senior notes and the issuance of additional senior notes in 2016; and the refinancing of our senior credit facilities in 2016 and 2017. For a detailed description of these transactions please see Note 4 “Long-term Debt” and Note 6 “Stockholders’ Equity” of our audited consolidated financial statements included elsewhere herein. In addition, in connection with the Raycom Merger, we amended our senior credit facility and issued shares of our common stock and preferred stock. For a detailed description of these transactions please see “Raycom Merger” for more information.

Raycom Merger. On January 2, 2019, we completed the Raycom Merger. Net of station divestitures due to market overlaps, we now own and/or operate television stations and leading locally focused digital platforms serving 91 markets including nearly 150 affiliates of the Big Four networks. These stations were ranked #1 or #2 in 86 of the combined markets. In addition to high quality television stations, we acquired additional Raycom businesses that provide sports marketing and production services, which we believe has made us a more diversified media company. See “Business – Stations” elsewhere in this Annual Report on Form 10-K for a listing of our television stations and their markets.

In connection with the Raycom Merger, on January 2, 2019, we amended our senior credit facility (the “2019 Senior Credit Facility”) as follows: (1) we replaced our existing $100 million revolving credit facility under our prior senior credit facility with a new five year revolving credit facility (the “2019 Revolving Credit Facility”), the terms of which provide for up to $200 million in available borrowings and a maturity date of January 1, 2024, and (2) we incurred a $1.4 billion term loan (the “2019 Term Loan”), which matures on January 1, 2026. Since the Raycom Merger was not completed by December 15, 2018, we incurred a ticking fee of $0.8 million at a rate of 1.25% of the 2019 Term Loan amount, from December 16, 2018 to January 1, 2019. In addition, we assumed $750.0 million of the 7.0% 2027 Notes, which were issued by our special purpose, wholly-owned subsidiary on November 16, 2018. The proceeds of the 2019 Term Loan and the 2027 Notes were used to fund a portion of the cash consideration payable in the Raycom Merger.

Upon consummation of the Raycom Merger, all outstanding shares of Raycom capital stock, and options and warrants to purchase Raycom capital stock, were cancelled, and all outstanding indebtedness was repaid, in exchange for aggregate consideration consisting of: (i) 11,499,945 shares of the Company’s common stock, for which we filed a registration statement in January 2019, covering the resale of the shares issued; (ii) $2.84 billion in cash; and (iii) 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”) of the Company, with a stated face value of $1,000 per share, issued to holders of warrants to purchase shares of Raycom. The Preferred Stock accrues dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional Preferred Stock, at the election of Gray. The holders of Preferred Stock are not entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

The completion of the Raycom Merger will materially affect our operations, liquidity and capital expenditures. In addition to the effects on our balance sheets from the financing transactions described above, we expect that our results of operations and cash flows will increase substantially. We also expect that the Raycom Merger will create opportunities to reduce or eliminate redundancies in our combined operations, and that these synergies will be implemented in phases over several years. See Note 13 “Subsequent Events” of our audited consolidated financial statements included elsewhere herein for additional information on the transaction.

Revenues, Operations, Cyclicality and Seasonality. Our operating revenues are derived primarily from broadcast and internet advertising and retransmission consent fees and, to a lesser extent, from other sources such as production of commercials, tower rentals and management fees.

Broadcast advertising is sold for placement generally preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are generally the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming. Most advertising contracts are short-term, and generally run only for a few weeks.

We also sell internet advertising on our stations’ websites and mobile platforms. These advertisements may be sold as banner advertisements, pre-roll advertisements or video and other types of advertisements or sponsorships.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During each of the years ended December 31, 2018 and 2017, we derived approximately 25% of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year election cycle. These temporary declines are expected to reverse themselves in the odd numbered “off-year” of the two-year election cycle.

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

Risk Factors. The broadcast television industry relies primarily on advertising revenue and faces significant competition. For a discussion of certain other presently known, significant factors that may affect our business, see “Item 1A. Risk Factors” included elsewhere herein.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet /digital/mobile)	$442,728	40.8%	$451,261	51.1%	$403,336	49.6%
National	114,192	10.5%	118,817	13.5%	98,351	12.1%
Political	155,074	14.3%	16,498	1.9%	90,095	11.1%
Retransmission consent	355,423	32.8%	276,603	31.3%	200,879	24.7%
Other	16,715	1.6%	19,549	2.2%	19,804	2.5%
Total	$1,084,132	100.0%	$882,728	100.0%	$812,465	100.0%

Results of Operations

Year Ended December 31, 2018 (“2018”) Compared to Year Ended December 31, 2017 (“2017”)

Revenue. Total revenue increased $201.4 million, or 23%, to $1,084.1 million for 2018 compared to 2017. Local advertising revenue decreased approximately $8.5 million, or 2%, to $442.7 million. National advertising revenue decreased approximately $4.6 million, or 4%, to $114.2 million. Political advertising revenue increased approximately $138.6 million or 840% to $155.1 million due to 2018 being the on-year of the two-year election cycle. Retransmission consent revenue increased by approximately $78.8 million or 28% to $355.4 million primarily due to higher retransmission consent rates. The slight declines in local and national advertising revenue were caused in-part, by inventory displacement resulting from increased political advertising revenue. This decline in local and national advertising revenue was partially offset by revenue from the broadcast of the 2018 Super Bowl on our NBC-affiliated stations of approximately $2.3 million, compared to $0.6 million that we earned from the broadcast of the 2017 Super Bowl on our FOX-affiliated stations. In addition, 2018 total local and national advertising revenue benefitted from the broadcast of the Winter Olympic Games on our NBC-affiliated stations by approximately $5.5 million. Because the television stations acquired in 2017 were acquired early in 2017, they did not have a significant impact on the comparison of revenues between 2018 and 2017.

Broadcast operating expenses. Broadcast operating expenses (before depreciation, amortization and loss on disposal of assets) increased $38.8 million, or 7%, to $596.4 million for 2018 compared to 2017. The primary reasons for the increase included retransmission expense that increased by $28.5 million, related to our increased retransmission consent revenue under our affiliation agreements; an increase of $2.1 million of programming expenses; and business and professional services fees that increased by $6.8 million, offset by decreases of $3.2 million of national sales commissions. Compensation expense increased $1.3 million, or less than 1% in 2018 compared to 2017, primarily as a result of $3.6 million in additional employee health insurance expenses. Non-cash share based compensation expenses were $1.9 million in 2018 compared to $3.9 million in 2017. Because the television stations acquired in 2017 were acquired early in 2017, they did not have a significant impact on the comparison of broadcast operating expenses between 2018 and 2017.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) increased $9.3 million, or 30%, to $40.9 million for 2018 compared to 2017. The increase was due primarily to increases of $7.3 million in legal and other professional fees associated with acquisition activity in 2018. Compensation expenses increased $1.8 million primarily as a result of increases in incentive compensation. Non-cash share based compensation expenses were $4.8 million in 2018 and $4.4 million in 2017.

Depreciation. Depreciation of property and equipment totaled $53.9 million and $52.0 million for 2018 and 2017, respectively. Depreciation expense increased due to purchases of property and equipment at our existing stations and additional property and equipment placed in service related to the 2017 Acquisitions.

Amortization of intangible assets. Amortization of intangible assets totaled $20.6 million and $25.1 million for 2018 and 2017, respectively. Amortization expense decreased primarily due to the finite-lived intangible assets, acquired in prior years, becoming fully amortized.

Gain or loss on disposal of assets, net. We reported gains on disposals of assets of $16.4 million in 2018 and $74.2 million in 2017. During 2018, we recorded a gain of $4.8 million related to the divestiture of WSWG-TV to facilitate regulatory approval of the Raycom Merger. Also in 2018, we reported gains of $14.2 million related to assets disposed as required by the FCC’s Repack process. On May 30, 2017, we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC’s broadcast spectrum auction. Our proceeds from this auction were $90.8 million and the cost of the assets disposed of was $13.1 million.

Interest expense. Interest expense increased $11.4 million, or 12%, to $106.6 million for 2018 compared to 2017. Interest expense increased by $6.6 million resulting from the issuance on November 16, 2018 of our 2027 Notes; by $0.8 million of ticking fees related to the $1.4 billion lending commitment for our 2019 Senior Credit facility; and the increase in the interest rate, from 3.6% to 4.6%, in the interest rate on the balance outstanding under our 2017 Term Loan.

Loss from early extinguishment of debt. In 2017, we recorded a loss from early extinguishment of debt of approximately $2.9 million, as a result of entering into our 2017 Senior Credit Facility.

Income tax expense. Our effective income tax rate increased to a net provision of 26.7% for 2018 from benefit of 35.5% for 2017. The primary reason for the increase was the impact of the enactment of the TCJA that was signed into law on December 22, 2017. The TCJA materially affected our income tax obligations in 2017 and in subsequent years. Among other things, the new law resulted in a positive effect on our net earnings and earnings per share. It also limits or eliminates certain deductions to which we have been entitled in past years. In 2017, the TCJA reduced the value of our deferred tax liabilities, with a credit to earnings for a reduction of those liabilities. Accordingly, we recorded an income tax benefit of $68.7 million in the year ended December 31, 2017. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2018	2017
Statutory federal income tax rate	21.0%	35.0%
Current year permanent items	1.1%	1.2%
State and local taxes, net of federal taxes	4.9%	4.1%
Change in valuation allowance	0.0%	(0.8)%
Reserve for uncertain tax positions	0.0%	0.4%
Rate change due to enactment of tax reform	0.0%	(75.5)%
Other items, net	(0.3)%	0.1%
Effective income tax expense (benefit) rate	26.7%	(35.5)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 (“2016”)

Revenue. Total revenue increased $70.3 million, or 9%, to $882.7 million for 2017 compared to 2016. Local advertising revenue increased approximately $47.9 million, or 12%, to $451.3 million. National advertising revenue increased approximately $20.5 million, or 21%, to $118.8 million. The television stations we acquired in 2017 and 2016 had a significant impact on our revenues, together accounting for approximately $232.2 million of our total revenue in 2017, and the television stations we acquired in 2016 accounting for $130.4 million of our revenues in 2016.

Excluding the revenue contributed by the television stations we acquired in 2017 and 2016, our total revenue decreased by $31.6 million. This was primarily the result of a decrease in political advertising revenue of approximately $63.4 million due to 2017 being the off-year of the two-year election cycle. These decreases were partially offset by an increase in retransmission consent revenue of approximately $36.8 million primarily due to higher retransmission consent rates. Local and national advertising revenue declined as a result of the impact of the broadcast of the 2017 Super Bowl on our FOX-affiliated stations generating approximately $0.6 million of local and national advertising revenue, compared to $1.6 million that we earned from the broadcast of the 2016 Super Bowl on our CBS-affiliated stations. Local and national advertising also declined because the year ended December 31, 2016 included approximately $8.2 million of revenue from the 2016 Olympic Games.

Broadcast operating expenses. Broadcast operating expenses (before depreciation, amortization and loss on disposal of assets) increased $82.6 million, or 17%, to $557.6 million for 2017 compared to 2016, due to increases in compensation expense of $29.7 million and non-compensation expense of $52.9 million. The 2017 Acquisitions and the 2016 Acquisitions accounted for approximately $135.6 million of our total broadcast operating expenses in 2017, and with the 2016 Acquisitions accounting for $74.6 million of our broadcast operating expenses in 2016.

Compensation expense increased in 2017 compared to 2016, primarily as a result of $28.5 million in additional costs resulting primarily from the addition of employees at the stations acquired in 2017 and 2016. Non-cash share based compensation expenses were $3.9 million in 2017 compared to $1.2 million in 2016.

The 2017 Acquisitions and 2016 Acquisitions contributed $32.6 million to the increase in non-compensation expense when comparing 2017 to 2016. Excluding the impact of the 2017 Acquisitions and the 2016 Acquisitions, retransmission expense increased by $19.3 million related to our increased retransmission consent revenue under our affiliation agreements and business and professional services fees increased by $2.7 million, offset by service and other broadcast operating expense decreases of $3.7 million.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and loss on disposal of assets) decreased $8.7 million, or 22%, to $31.6 million for 2017 compared to 2016. The decrease was due primarily to decreases of $8.5 million in legal and other professional fees associated with decreases in acquisition activity in 2017. Compensation expenses decreased $1.4 million, or 9%, primarily as a result of decreases in incentive compensation. We recorded non-cash stock-based compensation expense during 2017 and 2016 of $4.4 million and $3.9 million, respectively.

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

Income tax expense. Our effective income tax rate decreased to a net benefit of 35.5% for 2017 from an expense of 41.1% for 2016. The primary reason for the decrease was the impact of the enactment of the TCJA that was signed into law on December 22, 2017. The TCJA will materially affect our income tax obligations in 2018 and subsequent years. Among other things, the new law should result in a positive effect on our net earnings and earnings per share. It will also limit or eliminate certain deductions to which we have been entitled in past years and, in 2017, reduced the value of our deferred tax liabilities, with a credit to earnings for a reduction of those liabilities. Accordingly, we recorded an income tax benefit of $68.7 million in the year ended December 31, 2017, compared to a tax provision of $43.4 million in the year ended December 31, 2016. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2017	2016
Statutory federal income tax rate	35.0%	35.0%
Current year permanent items	1.2%	1.7%
State and local taxes, net of federal taxes	4.1%	4.8%
Change in valuation allowance	(0.8)%	(0.1)%
Reserve for uncertain tax positions	0.4%	(0.7)%
Rate change due to enactment of tax reform	(75.5)%	0.0%
Other items, net	0.1%	0.4%
Effective income tax (benefit) expense rate	(35.5)%	41.1%

Liquidity and Capital Resources

General. The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$323,316	$180,015	$210,085
Net cash used in investing activities	(47,377)	(349,799)	(479,334)
Net cash provided by financing activities	680,605	306,994	497,120
Net increase in cash and restricted cash	$956,544	$137,210	$227,871

	December 31,
	2018	2017
Cash	$666,980	$462,399
Restricted cash	$751,963	-
Long-term debt including current portion	$2,549,224	$1,837,428
Borrowing availability under 2017 Senior Credit Facility	$100,000	$100,000

Recent Financing Transactions. In connection with the consummation of our recent acquisitions and our efforts to strengthen our balance sheet, we have undertaken several recent financing transactions. These transactions have included an underwritten offering of our common stock in December 2017; the repurchase and redemption of certain senior notes and the issuance of additional senior notes in 2016 and 2018; and the refinancing of our senior credit facilities in 2016 and 2017. For a detailed description of these transactions please see Note 4 “Long-term Debt” and Note 6 “Stockholders’ Equity” of our audited consolidated financial statements included elsewhere herein. In connection with the Raycom Merger, we refinanced our senior credit facility and issued shares of our common stock and preferred stock. For a detailed description of these transactions please see Note 13 “Subsequent Events” of our audited consolidated financial statements included elsewhere herein.

Income Taxes. We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We estimate that these income tax payments will be within a range of approximately $29.0 million to $31.0 million in 2019.

Liquidity – Significant Impacts of Raycom Merger

The Raycom Merger has had a significant impact on our future operations and balance sheet. In connection with the Raycom Merger, on January 2, 2019, we completed the following debt transactions: (1) replaced our existing $100 million revolving credit facility with the 2019 Revolving Credit Facility, the terms of which provide for up to $200 million in available borrowings and a maturity date extended until January 1, 2024; (2) incurred the $1.4 billion 2019 Term Loan, which has a maturity date of January 1, 2026; (3) because the Raycom Merger was not completed by December 15, 2018, we incured a ticking fee of $0.8 million at a rate of 1.25% of the 2019 Term Loan commitment amount, from December 16, 2018 to January 1, 2019; and (4) we assumed $750.0 million of the 7.0% 2027 Notes, which were issued on November 16, 2018 by Gray Escrow, Inc., a wholly owned subsidiary. The proceeds of the 2019 Term Loan and the 2027 Notes were used to fund a portion of the cash consideration payable in the Raycom Merger.

In connection with the Raycom Merger, on January 2, 2019, we completed the following equity transactions: (1) a portion of the consideration to complete the Raycom Merger included 11.5 million shares of our common stock valued at $169.5 million based upon our closing stock price on December 31, 2018; (2) filed a registration statement, following the effective time of the Raycom Merger, covering the resale of the shares of the common stock issuable in the Raycom Merger; and (3) issued 650,000 shares of our Preferred Stock to holders of warrants to purchase the shares of Raycom Media, Inc.’s capital stock outstanding immediately prior to the Raycom Merger. The Preferred Stock accrues dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional Preferred Stock, at the election of Gray. The holders of Preferred Stock are not entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

The completion of the Raycom Merger will materially affect our operations, liquidity and capital expenditures. In addition to the effects on our balance sheet from the financing transactions described above, we expect that our results of operations and cash flows will increase substantially. We also expect that the Raycom Merger will create opportunities to reduce or eliminate redundancies in our combined operations, and that these synergies will be implemented in phases over several years. See Note 13 “Subsequent Events” of our audited consolidated financial statements included elsewhere herein for additional information on the transaction.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2018 Compared to 2017

Net cash provided by operating activities increased $143.3 million to $323.3 million in 2018 compared to net cash provided by operating activities of $180.0 million in 2017. The increase in cash provided by operating activities was due primarily to the net impact of several factors including; a decrease in net income of $51.2 million, and an increase of $151.0 million in non-cash expenses and an increase of $43.5 million due to changes in working capital balances. The primary changes in our non-cash expenses were an increase in our deferred income taxes due to the impact of the TCJA of approximately $100.3 million and decrease in the a gain on disposal of assets of approximately $57.8 million.

Net cash used in investing activities decreased $302.4 million to $47.4 million for 2018 compared to $349.8 million for 2017. The net decrease was due primarily to a net decrease of $405.6 million in cash used to acquire television businesses and licenses in 2018, compared to 2017. Other significant changes in 2018 compared to 2017 included; the recieipt in 2018 of $8.5 million in proceeds from the divestiture of television station WSWG to facilitate regulatory approval of the Raycom Merger; offset by an increase in 2018 of $14.2 million in the proceeds received from the FCC’s Repack process; an increase of $35.4 million of cash used to purchase property and equipment. In addition, during 2017 we received $90.8 million of proceeds from the FCC Spectrum Auction.

Net cash provided by financing activities was $680.6 million in 2018 compared to $307.0 million in 2017. This increase of $373.6 million was due primarily to the issuance of $750.0 million of our 7% 2027 Notes that were used in 2019 to finance a portion of the cash consideration of the Raycom Merger. During 2018, we paid $5.2 million of deferred loan costs related to the 2027 Notes and pre-payments of deferred loan costs for the 2019 Senior Credit Facility. During 2018, we made total payments of $40.2 million to reduce the balance outstanding of our 2017 Term Loan. Also during 2018, we used $19.6 million of cash to repurchase shares of our common stock and $4.4 million in payments for taxes related to net share settlements of equity awards. Net cash provided by financing activities in 2017 was primarily from our December 2017 underwritten public offering of 17.25 million shares of our common stock, at a price to the public of $14.50 per share that resulted in net proceeds of approximately $238.9 million. In 2017 we borrowed $85.0 million, reduced by $6.2 million of quarterly principal payments, under the 2017 Term Loan. We used $5.0 million of cash for deferred financing costs primarily related to the 2017 Senior Credit Facility. Also, in 2017 we used $4.0 million to repurchase shares of our common stock and made $1.8 million in payments for taxes related to net share settlements of equity awards.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities - 2017 Compared to 2016

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

Net cash provided by financing activities was $307.0 million in 2017 compared to $497.1 million in 2016. This decrease of $190.1 million was due primarily to decreased borrowings to finance our acquisition activity in 2017 compared to 2016, partially offset by the impact of cash provided by our underwritten offering of 17.25 million shares of our common stock, at a price to the public of $14.50 per share, that resulted in net proceeds of approximately $238.9 million. Net cash provided by financing activities in 2017 was primarily from our December 2017 underwritten public offering and borrowings of $85.0 million, reduced by $6.2 million of quarterly principal payments under the 2017 Term Loan. We used $5.0 million of cash for deferred financing costs primarily related to the 2017 Senior Credit Facility. Also, in 2017 we used $4.0 million to repurchase shares of our common stock and made $1.8 million in payments for taxes related to net share settlements of equity awards. Cash provided by financing activities in 2016 was provided primarily from: $425.0 million of borrowings under the 2016 Term Loan, net of $8.7 million of deferred loan costs; the issuance of an aggregate of $700.0 million of 2026 Notes, net of $11.1 million of deferred loan costs, a portion of which was used to repay the outstanding balance of the 2016 Term Loan; and the issuance of $525.0 million of 2024 Notes at par, net of $8.1 million of deferred loan costs. A portion of the proceeds from the offering of the 2026 Notes and the 2024 Notes were used to fund the tender offer and redemption of the 2020 Notes, which included $27.5 million in premiums. Also in 2016 we used $2.0 million to repurchase shares of our common stock and made $1.5 million in payments for taxes related to net share settlements of equity awards.

Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plan is the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”). Monthly plan benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2018 was 4.16%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2017 was 3.55%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 6.50% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a loss of 6.3% for the year ended December 31, 2018, and a gain of 9.6% for the year ended December 31, 2017. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the MP-2018 mortality improvement scale published by the Society of Actuaries.

During the years ended December 31, 2018 and 2017, we contributed an aggregate of $2.5 million and $3.1 million, respectively, to the Gray Pension Plan, and we anticipate making an aggregate contribution of approximately $2.5 million to the Gray Pension Plan in 2019. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. During the years ended December 31, 2018 and 2017, we contributed an aggregate of $10.5 million and $10.7 million, respectively, to the Capital Accumulation Plan.

See Note 9 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750.0 million may be made available to reimburse the Repack costs of full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. Including the Stations acquired in the Raycom Merger, 26 of our full power stations and 36 of our current low power stations are affected by the Repack. The Repack process will take approximately three years to complete. We anticipate that the majority of our costs associated with Repack will qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

Capital expenditures, including Repack, for the years ended December 31, 2018 and 2017 were $70.0 million and $34.5 million, respectively. Excluding Repack, our capital expenditures were $41.0 million and $31.7 million, respectively. Our capitalized Repack costs and associated reimbursements were for the years ended December 31, 2018 and 2017 were $27.1 million and $2.8 million, respectively. As of December 31, 2018, excluding any amounts related to Raycom, the amount requested from the FCC for Repack, but not yet received, was approximately $11.3 million. Excluding Repack, but including Repack related expenditures, we expect that our capital expenditures will be approximately $75.0 million in the year ending December 31, 2019. In addition, capital expenditures for Repack during 2019 are expected to range between approximately $24.0 million and $28.0 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Off-Balance Sheet Arrangements

Operating Commitments. We have various commitments for syndicated television programs.

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

Tabular Disclosure of Contractual Obligations as of December 31, 2018. The following table aggregates our material expected contractual obligations and commitments as of December 31, 2018 (in thousands):

	Payment Due By Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations recorded on our balance sheet as of December 31, 2018:
Long-term debt obligations (1)	$2,570,026	$-	$-	$-	$2,570,026
Accrued interest (2)	34,289	34,289	-	-	-
Programming obligations currently accrued (3)	20,370	15,188	5,182	-	-

Off-balance sheet arrangements as of December 31, 2018:
Long term debt obligations (4):
Cash interest on 2017 Senior Credit Facility	146,498	28,382	56,764	56,764	4,588
Cash interest on 2027 Notes	439,688	52,500	105,000	105,000	177,188
Cash interest on 2026 Notes	310,151	41,125	82,250	82,250	104,526
Cash interest on 2024 Notes	155,833	26,906	53,813	53,813	21,301
Operating lease obligations (5)	25,979	3,343	5,890	5,158	11,588
Purchase obligations not currently accrued (6)	1,375	1,375	-	-	-
Programming obligations not currently accrued (7)	20,706	6,241	14,191	274	-
Network affiliation agreements (8)	403,629	129,485	271,051	3,093	-
Service and other agreements (9)	1,897	1,324	573	-	-
Total	$4,130,441	$340,158	$594,714	$306,352	$2,889,217

(1)

“Long-term debt obligations” represent current and long-term principal payment obligations under the 2017 Senior Credit Facility, the 2027 Notes, the 2026 Notes and the 2024 Notes at December 31, 2018. These amounts are recorded as liabilities as of the balance sheet date net of the $20.8 million of unamortized deferred loan costs and unamortized original issue premium on the 2026 Notes. As of December 31, 2018, the interest rate on the balance outstanding under the 2017 Senior Credit Facility was 4.6%. As of December 31, 2018, the coupon interest rate and the yield on the 2027 Notes were each 7%. As of December 31, 2018, the coupon interest rate and the yield on the 2026 Notes were 5.875% and 5.398%, respectively. As of December 31, 2018, the coupon interest rate and the yield on the 2024 Notes were each 5.125%. At December 31, 2018, under the 2017 Senior Credit Facility, the maturity date of the revolving credit facility was February 7, 2022 and the maturity date of the term loan facility is February 7, 2024. See Note 4 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein for more information on the 2017 Senior Credit Facility.

(2)	“Accrued interest” represents interest on long-term debt obligations accrued as of December 31, 2018.

(3)

“Programming obligations currently accrued” represents obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(4)

“Cash interest on long-term debt obligations” consists of estimated interest expense on long-term debt excluding interest expense accrued as of December 31, 2018 described in note (2) above. The estimate is based upon debt balances as of December 31, 2018 and required future principal repayments under those obligations. The 2027 Notes, the 2026 Notes and the 2024 Notes mature on May 15, 2027, July 15, 2026 and October 15, 2024, respectively. The maturity date of the term loan under the 2017 Senior Credit Facility is February 7, 2024. This estimate of cash interest on long-term debt obligations assumes that current interest rates will remain consistent and the principal obligations underlying these interest estimates will not be replaced by other long-term obligations prior to or upon their maturity. Please refer to Note 13 “Subsequent Events” for further information.

(5)

“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases. As of December 31, 2018, these amounts were not recorded as liabilities. Beginning on January 1, 2019, the Company adopted the provisions of ASU 2016-02 – Leases (Topic 842). At that time, our obligations under most of our lease transactions were recorded as liabilities in our balance sheets.

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

(8)

“Network affiliation agreements” represent the fixed obligations under our current agreements with broadcast networks. Our network affiliation agreements expire at various dates primarily through December 2023.

(9)	“Service and other agreements” represents minimum amounts payable for various non-cancelable contractual agreements for maintenance services and other professional services.

Estimates of the amount, timing and future funding obligations under our pension plan include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $2.5 million in total to our defined benefit pension plans during 2019.

Inflation

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since amounts outstanding under the 2019 Senior Credit Facility incur interest at a variable rate.

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

Annual Impairment Testing of Broadcast Licenses and Goodwill. We evaluate broadcast licenses and goodwill for impairment on an annual basis, or more often when certain triggering events occur. Goodwill is evaluated at the reporting unit level.

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. Beginning in 2018, we elected to perform a qualitative assessment for 49 of our 55 broadcast licenses and 34 of our 47 reporting units. We performed a quantitative assessment for all broadcast licenses and reporting units in our annual tests in 2017 and 2016.

As part of this qualitative assessment we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to the reporting units’ carrying value since the last impairment test.

If we conclude that it is more likely than not that a broadcast license or reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we perform the quantitative assessment which involves comparing the estimated fair value of the broadcast license or reporting unit to its respective carrying value.

For our annual broadcast licenses impairment test in 2018, we concluded that it was more likely than not that 49 of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our six remaining broadcast licenses and concluded that their fair values significantly exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2018, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for 34 of our reporting units. We elected to perform a quantitative assessment for our remaining 13 reporting units and concluded that their fair values significantly exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our television stations.

We believe we have made reasonable estimates and utilized appropriate assumptions to evaluate whether the fair values of our broadcast licenses and reporting units were less than their carrying values. If future results are not consistent with our assumptions and estimates, including future events such as a deterioration of market conditions or significant increases in discount rates, we could be exposed to impairment charges in the future. Any resulting impairment loss could have a material adverse impact on our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows.

As of December 31, 2018 and 2017, the recorded value of our broadcast licenses was $1.5 billion and $1.5 billion, respectively. As of December 31, 2018 and 2017, the recorded value of our goodwill was $612.4 million and $611.1 million, respectively. See Note 11 “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein, for the results of our annual impairment tests for the years ended December 31, 2018, 2017, and 2016.

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

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2018, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2018 (in thousands, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2018):
Broadcast licenses	$1,529,574	$630,853	$1,080,213
Other intangible assets, net (including network affiliation agreements)	53,214	356,880	205,047

Statement of Operations
(For the year ended December 31, 2018):
Amortization of intangible assets	20,570	49,931	35,250
Operating income	388,771	359,410	374,091
Net income	210,803	188,900	199,852
per share - basic	$2.39	$2.14	$2.27
per share - diluted	$2.37	$2.13	$2.25

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes. We have an aggregate of approximately $51.9 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that the state operating loss carryforwards will be fully utilized.

The TCJA reduced the value of our deferred tax liabilities resulting in the recognition of a tax benefit of approximately $146.0 million in the fourth quarter of 2017 with a credit to earnings for a reduction of those liabilities. In addition, the TCJA contains significant changes to corporate taxes that materially affected the taxes owed by us in 2018 and subsequent years. Among other things, the new law reduced the maximum federal corporate income tax rate from 35% to 21%, which should have a positive effect on our net earnings and earnings per share. It also includes an option to claim accelerated depreciation deductions on qualified property but limits or eliminates certain deductions to which we have been entitled in past years.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and, at times, the use of interest rate swap agreements. From time to time, we may enter into interest rate swap agreements to manage interest rate exposure with the following objectives:

●	managing current and forecasted interest rate risk while maintaining financial flexibility and solvency;

●

proactively managing our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing shareholder value; and

●	complying with covenant requirements in our financing agreements.

Under the 2019 Senior Credit Facility, we pay interest based on a floating interest rate on balances outstanding. We pay a fixed rate of interest on the 2027 Notes, 2026 Notes and the 2024 Notes. As of December 31, 2018, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also, as of that date, we were not a party to any interest rate swap agreements. See Note 4 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

Based on our floating rate debt outstanding at December 31, 2018, a 100 basis point increase or decrease in market interest rates would have increased or decreased our interest expense and decreased or increased our income before income taxes for the year ended December 31, 2018 by approximately $6.0 million. Including the debt incurred on January 2, 2019 to finance the Raycom Merger, a 100 basis point increase or decrease in market interest rates would increase or decrease our interest expense and decrease or increase our income before income taxes for the year ended December 31, 2019, by approximately $20.0 million.

At December 31, 2018 and 2017, the recorded amount of our long-term debt, including current portion, was $2.5 billion and $1.8 billion, respectively, and the fair value of our long-term debt, including current portion, was $2.4 billion and $1.9 billion, respectively, as of December 31, 2018 and 2017. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Atlanta, Georgia

February 28, 2019

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2018	2017
Assets:
Current assets:
Cash	$666,980	$462,399
Accounts receivable, less allowance for doubtful accounts of $5,346 and $4,606, respectively	183,592	171,230
Current portion of program broadcast rights, net	14,862	14,656
Prepaid income taxes	-	13,791
Prepaid and other current assets	7,311	4,681
Total current assets	872,745	666,757

Property and equipment, net	363,142	350,658
Broadcast licenses	1,529,574	1,530,703
Goodwill	612,425	611,100
Other intangible assets, net	53,214	73,784
Investments in broadcasting and technology companies	16,599	16,599
Restricted cash	751,963	-
Other	13,783	11,256
Total assets	$4,213,445	$3,260,857

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except for share data)

	December 31,
	2018	2017
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$8,403	$7,840
Employee compensation and benefits	34,771	30,144
Accrued interest	34,289	26,624
Accrued network programming fees	22,328	20,317
Other accrued expenses	17,384	11,970
Federal and state income taxes	14,330	8,753
Current portion of program broadcast obligations	15,188	15,236
Deferred revenue	3,703	4,004
Current portion of long-term debt	-	6,417
Total current liabilities	150,396	131,305

Long-term debt, less current portion and deferred financing costs	2,549,224	1,831,011
Program broadcast obligations, less current portion	5,182	4,277
Deferred income taxes	284,890	261,690
Accrued pension costs	33,239	37,838
Other	3,325	1,839
Total liabilities	3,026,256	2,267,960

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares and 100,000,000 shares, issued 89,298,943 shares and 88,788,664 shares, respectively outstanding 82,022,500 shares and 83,253,588 shares, respectively	907,137	902,518
Class A common stock, no par value; authorized 25,000,000 shares and 15,000,000 shares, issued 8,569,149 shares and 8,349,069 shares, respectively outstanding 6,729,035 shares and 6,598,377 shares, respectively	26,686	24,644
Retained earnings	372,497	161,694
Accumulated other comprehensive loss, net of income tax benefit	(21,377)	(22,165)
	1,284,943	1,066,691
Treasury stock at cost, common stock, 7,276,443 shares and 5,535,076 shares, respectively	(72,270)	(49,562)
Treasury stock at cost, Class A common stock, 1,840,114 shares and 1,750,692 shares, respectively	(25,484)	(24,232)
Total stockholders’ equity	1,187,189	992,897
Total liabilities and stockholders’ equity	$4,213,445	$3,260,857

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for net income per share data)

	Year Ended December 31,
	2018	2017	2016

Revenue (less agency commissions)	$1,084,132	$882,728	$812,465
Operating expenses before depreciation, amortization, and (gain) loss on disposals of assets, net:
Broadcast	596,403	557,563	474,994
Corporate and administrative	40,910	31,589	40,319
Depreciation	53,883	51,973	45,923
Amortization of intangible assets	20,570	25,072	16,596
(Gain) loss on disposals of assets, net	(16,405)	(74,200)	329
Operating expenses	695,361	591,997	578,161
Operating income	388,771	290,731	234,304
Other income (expense):
Miscellaneous income, net	5,507	657	610
Interest expense	(106,628)	(95,259)	(97,236)
Loss from early extinguishment of debt	-	(2,851)	(31,987)
Income before income taxes	287,650	193,278	105,691
Income tax expense (benefit)	76,847	(68,674)	43,418
Net income	$210,803	$261,952	$62,273

Basic per share information:
Net income	$2.39	$3.59	$0.87
Weighted average shares outstanding	88,084	73,061	71,848

Diluted per share information:
Net income	$2.37	$3.55	$0.86
Weighted average shares outstanding	88,778	73,836	72,764

Dividends declared per common share	$-	$-	$-

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$210,803	$261,952	$62,273

Other comprehensive income (loss):
Adjustment to pension liability	1,056	(7,410)	(592)
Income tax expense (benefit)	268	(2,890)	(231)
Other comprehensive income (loss)	788	(4,520)	(361)

Comprehensive income	$211,591	$257,432	$61,912

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2015	7,855,381	$19,325	70,989,426	$655,446	$(163,638)	(1,611,371)	$(22,685)	(4,882,705)	$(41,890)	$(17,284)	$429,274

Net income	-	-	-	-	62,273	-	-	-	-	-	62,273

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(361)	(361)

Issuance of common stock:
401(k) plan	-	-	2,571	29	-	-	-	-	-	-	29
2007 Long Term Incentive Plan:
Restricted stock awards	218,612	-	237,500	-	-	(57,760)	(655)	(60,518)	(798)	-	(1,453)

Repurchase of common stock	-	-	-	-	-	-	-	(192,183)	(2,000)	-	(2,000)

Share-based compensation	-	2,439	-	2,660	-	-	-	-	-	-	5,099

Balance at December 31, 2016	8,073,993	$21,764	71,229,497	$658,135	$(101,365)	(1,669,131)	$(23,340)	(5,135,406)	$(44,688)	$(17,645)	$492,861

Adoption of ASU 2016-09 excess tax benefit for stock-based compensation	-	-	-	-	1,107	-	-	-	-	-	1,107

Net income	-	-	-	-	261,952	-	-	-	-	-	261,952

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(4,520)	(4,520)

Issuance of common stock:
Underwritten public offering	-	-	17,250,000	238,945	-	-	-	-	-	-	238,945
401(k) plan	-	-	1,224	15	-	-	-	-	-	-	15
2007 Long Term Incentive Plan - restricted stock awards	198,220	-	307,943	-	-	(81,561)	(892)	(77,632)	(874)	-	(1,766)
2017 Equity and Incentive Compensation Plan - restricted stock awards	76,856	-	-	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(322,038)	(4,000)	-	(4,000)

Share-based compensation	-	2,880	-	5,423	-	-	-	-	-	-	8,303

Balance at December 31, 2017	8,349,069	$24,644	88,788,664	$902,518	$161,694	(1,750,692)	$(24,232)	(5,535,076)	$(49,562)	$(22,165)	$992,897

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2017	8,349,069	$24,644	88,788,664	$902,518	$161,694	(1,750,692)	$(24,232)	(5,535,076)	$(49,562)	$(22,165)	$992,897

Net income	-	-	-	-	210,803	-	-	-	-	-	210,803

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	788	788

Issuance of common stock:

Restricted stock awards	220,080	-	391,836	-	-	(89,422)	(1,252)	(107,456)	(1,757)	-	(3,009)

Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1,344)	-	(1,344)

Forefiture of restricted stock awards	-	-	(91,057)	(528)	-	-	-	-	-	-	(528)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(19,607)	-	(19,607)

Share-based compensation	-	2,042	-	5,147	-	-	-	-	-	-	7,189

Balance at December 31, 2018	8,569,149	$26,686	89,298,943	$907,137	$372,497	(1,840,114)	$(25,484)	(7,276,443)	$(72,270)	$(21,377)	$1,187,189

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$210,803	$261,952	$62,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,883	51,973	45,923
Amortization of intangible assets	20,570	25,072	16,596
Amortization of deferred loan costs	4,630	4,624	4,884
Accretion of original issue discount and premium related to long-term debt, net	(610)	(610)	(779)
Amortization of restricted stock and stock option awards	6,661	8,303	5,099
Amortization of program broadcast rights	21,416	21,033	19,001
Payments on program broadcast obligations	(21,789)	(21,055)	(18,786)
Deferred income taxes	22,932	(77,325)	41,386
(Gain) loss on disposals of assets, net	(16,405)	(74,200)	329
Loss from early extinguishment of debt	-	2,851	31,987
Other	(2,888)	(3,343)	(1,788)
Changes in operating assets and liabilities:
Accounts receivable	(12,362)	(23,744)	(6,107)
Prepaid income taxes	13,791	851	(14,642)
Other current assets	(2,901)	806	2,032
Accounts payable	563	2,116	518
Employee compensation, benefits and pension costs	4,636	(1,899)	871
Accrued network fees and other expenses	7,444	3,306	(1,723)
Accrued interest	7,665	(5,829)	19,736
Income taxes payable	5,578	5,836	2,145
Deferred revenue	(301)	(703)	1,130
Net cash provided by operating activities	323,316	180,015	210,085
Investing activities
Acquisitions of television businesses and licenses	(425)	(416,018)	(431,846)
Proceeds from sale of television station	8,500	-	11,200
Proceeds from FCC spectrum auction	-	90,824	-
Purchases of property and equipment	(69,975)	(34,516)	(43,604)
Proceeds from Repack (Note 1)	14,217	84	-
Proceeds from other asset sales	467	103	2,979
Net (increase) decrease in acquisition prepayments and other	(161)	9,724	(18,063)
Net cash used in investing activities	(47,377)	(349,799)	(479,334)
Financing activities
Proceeds from borrowings on long-term debt	750,000	641,438	1,656,000
Repayments of borrowings on long-term debt	(40,208)	(562,641)	(1,100,000)
Payments for the repurchase of common stock	(19,607)	(4,000)	(2,000)
Tender and redemption premiums for 2020 Notes	-	-	(27,502)
Proceeds from issuance of common stock	-	238,945	-
Deferred and other loan costs	(5,227)	(4,981)	(27,926)
Payments for taxes related to net share settlement of equity awards	(4,353)	(1,767)	(1,452)
Net cash provided by financing activities	680,605	306,994	497,120
Net increase in cash	204,581	137,210	227,871
Net increase in restricted cash, included in non-current assets	751,963	-	-
Cash and restricted cash at beginning of period	462,399	325,189	97,318
Cash and restricted cash at end of period	$1,418,943	$462,399	$325,189

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business. We are a television broadcast company headquartered in Atlanta, Georgia. Upon the completion of the Raycom Merger on January 2, 2019, we have become one of the largest owners of top-rated local television stations and digital assets in the United States. Currently, we own and operate television stations in 91 television markets broadcasting almost 400 separate program streams including nearly 150 affiliates of the ABC Network (“ABC”), the NBC Network (“NBC”), the CBS Network (“CBS”) and the FOX Network (“FOX”). We refer to these major broadcast networks collectively as the “Big Four” networks. Our television stations ranked first or second among all local television stations in 86 of our 91 markets between December 2017 and November 2018. Our station portfolio reaches approximately 24% of total United States television households. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content.

Restricted Cash. As of December 31, 2018 our wholly owned subsidiary, Gray Escrow, Inc., held the cash proceeds from and interest earned on the proceeds of our 2027 Notes offering in escrow. We presented this escrow account as restricted cash on our balance sheets. On January 2, 2019, these proceeds were released from escrow and used to fund a portion of the cash consideration paid to complete the Raycom Merger.

Investments in Broadcasting and Technology Companies. We have an investment in Sarkes Tarzian, Inc. (“Tarzian”) whose principal business is the ownership and operation of two television stations. As of June 30, 2018, the most recent period for which we have Tarzian’s financial statements, our investment represented 32.4% of the total outstanding common stock of Tarzian (both in terms of the number of shares of common stock outstanding and in terms of voting rights), but such investment represented 67.9% of the equity of Tarzian for purposes of dividends, if paid, as well as distributions in the event of any liquidation, dissolution or other sale of Tarzian. We have no commitment to fund the operations of Tarzian nor do we have any representation on Tarzian’s board of directors or any other influence over Tarzian’s management.

In 2016, we made a $3.0 million strategic equity investment in Syncbak, a technology company that replicates over-the-air broadcasts for delivery over-the-top of the Internet. This investment does not represent a controlling interest in Syncbak, nor are we committed to fund Syncbak’s operations. One member of our senior management holds a seat on Syncbak’s board of directors. We do not believe that we have significant influence over management or operations.

Each of these equity investments do not have readily determinable fair values. We have applied the measurement alternative as defined in the FASB’s ASU 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These investments are reported together as a non-current asset on our balance sheets.

Trade and Barter Transactions. We account for trade transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions is based on the fair value of the assets or services involved in the transaction. Trade revenue and expense recognized for the years ended December 31, 2018, 2017 and 2016 were as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Trade revenue	$2,897	$1,832	$2,069
Trade expense	(3,012)	(1,863)	(1,997)
Net trade (loss) income	$(115)	$(31)	$72

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense. Our advertising expense was $1.2 million, $1.6 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We record as expense all advertising expenditures as they are incurred.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is equal to a portion of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $2.2 million, $2.4 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We generally write off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

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

Property and Equipment. Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in thousands):

			Estimated
	December 31,		Useful Lives
	2018	2017	(in years)
Property and equipment:
Land	$52,511	$50,458
Buildings and improvements	166,200	156,924	7	to	40
Equipment	547,707	511,878	3	to	20
	766,418	719,260
Accumulated depreciation	(403,276)	(368,602)
Total property and equipment, net	$363,142	$350,658

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.75 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750.0 million may be made available to reimburse the Repack costs of full power, Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. As of December 31, 2018, 26 of our current full power stations and 36 of our current low power stations are affected by the Repack. The Repack process began in the summer of 2017 and will take approximately three years to complete. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our consolidated statements of operations and purchases of property and equipment included in our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2018	2017	2016
Gain (loss) on disposal of assets, net:
Proceeds from sale of assets	$8,967	$90,927	$44,234
Proceeds from Repack	14,217	84	-
Net book value of assets disposed	(6,779)	(16,811)	(44,563)
Total	$16,405	$74,200	$(329)

Purchase of property and equipment:
Recurring purchases - operations	$40,983	$31,692	$43,604
Repack	27,081	2,824	-
Repack related	1,911	-	-
Total	$69,975	$34,516	$43,604

Deferred Loan Costs. Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method. These debt issuance costs related to a recognized debt liability are presented in our balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs associated with line-of-credit arrangements are presented as an asset, and amortized over the life of the line-of-credit arrangement.

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was approximately $1.0 million and $1.1 million as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017 and 2016, we recorded expenses of $54,000, $71,000 and $15,000, respectively, related to our asset retirement obligations.

Concentration of Credit Risk. We sell advertising air-time on our broadcasts and advertising space on our websites to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required, except for political advertising. Credit losses are provided for in the financial statements and consistently have been within our expectations that are based upon our prior experience.

Excluding political advertising revenue, which is cyclical based on election cycles, our most significant category of customer is automotive. During the years ended December 31, 2018 and 2017 and 2016 approximately 25%, 25% and 22%, respectively, of our broadcast advertising revenue was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within in our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted-average shares outstanding, basic	88,084	73,061	71,848
Weighted-average shares underlying stock options and restricted shares	694	775	916
Weighted-average shares outstanding, diluted	88,778	73,836	72,764

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

Impairment Testing of Indefinite-Lived Intangible Assets. We test for impairment of our indefinite-lived intangible assets on an annual basis on December 31. However, if certain triggering events occur, we test for impairment when such events occur.

For purposes of testing goodwill for impairment, each of our individual television markets is considered a separate reporting unit. In the performance of our annual assessment of goodwill for impairment, we have the option to qualitatively assess whether it is more likely than not a reporting unit has been impaired. As part of this qualitative assessment we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to the reporting units’ carrying value since the last impairment test.

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare to the net book value of the reporting unit. If the fair value is less than the net book value, we will record an impairment to goodwill for the amount of the difference. If the estimated fair value of the reporting unit does not exceed the recorded value of that reporting unit’s net assets, we then perform, on a notional basis, a purchase price allocation by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets with residual fair value representing the implied fair value of goodwill of that reporting unit. The recorded value of goodwill for the reporting unit is then written down to this implied value.

To estimate the fair value of our reporting units for a quantitative assessment, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our television stations.

In the performance of our annual assessment of broadcast licenses for impairment we have the option to qualitatively assess whether it is more likely than not that these assets are impaired. When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the individual television station level. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will perform a quantitative assessment by comparing the fair value of the broadcast license to its carrying value. If the fair value is greater than the asset’s recorded value, no impairment expense is recorded. If the fair value does not exceed the asset’s recorded value, we record an impairment expense equal to the amount that the asset’s recorded value exceeded the asset’s fair value. We use the income method to estimate the fair value of all broadcast licenses irrespective of whether they were initially recorded using the residual or income methods.

For further discussion of our goodwill, broadcast licenses and other intangible assets, see Note 11 “Goodwill and Intangible Assets.”

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2018 and 2017 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in thousands):

	December 31,
	2018	2017
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(35,280)	$(36,336)
Income tax benefit	(13,903)	(14,171)
Accumulated other comprehensive loss	$(21,377)	$(22,165)

Recent Accounting Pronouncements. In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our financial statements.

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

Adoption of Accounting Standards and Reclassifications. In January 2016, the FASB issued ASU 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance in U.S. GAAP regarding the classification and measurement of financial instruments. This ASU significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 requires equity investments previously measured at cost to be measured at fair value with changes in fair value recognized in net income. However, equity investments without a readily determinable fair value may be measured using a prescribed measurement alternative that reflects current fair value with changes in the current fair value recognized in net income and includes a qualitative evaluation of impairment. In February 2018, the FASB issued ASU 2018-03 – Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. ASU 2018-03 is effective for interim periods beginning after June 15, 2018. We adopted the amendments in both updates concurrently beginning in the first quarter of 2018. We currently have equity investments in the television broadcasting industry that do not have readily determinable fair values. We have applied the measurement alternative as defined in the amendments. These investments are reported together as a non-current asset on our balance sheets. Accordingly, the adoption of this standard did not have a material impact on our financial statements. We evaluate these investments on an interim basis for impairment.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). ASU 2016-02 superseded existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides the option of applying the requirements of the new lease standard in the period of adoption with no restatement of comparative periods. Under this method, the cumulative effect, if any, of applying the guidance will be recorded in the opening balance of retained earnings. We intend to use this transition method in the adoption of this standard. We have completed the review of our contractual obligations and assessed our internal controls to comply with the requirements of this standard. On January 1, 2019, we adopted this standard and our total assets and liabilities as presented in our financial statements increased by approximately $19.9 million. In addition, we are currently in the process of applying this standard to the contractual obligations that we acquired through our recent Raycom Merger transaction. Due to the proximity of the closing dates of the Raycom Merger to the the filing date of this annual report, we are unable to present a preliminary estimate of the impact on our total assets and liabilities that will result from the implementation of this standard to those acquired contractual obligations.

2.	Revenue

Adoption of New Accounting Standard: ASC Topic 606, Revenue from Contracts with Customers. On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers, as amended. We adopted this ASC using the modified retrospective method and as a result, comparative information has not been restated and continues to be presented as prescribed by the accounting standards in effect during the periods presented. This transition method was applied to all open contracts with customers at the time of adoption. The adoption of this ASC did not result in a material impact on our current or historical results.

Revenue Recognition. We recognize revenue when we have completed a specified service and effectively transferred the control of that service to a customer in return for an amount of consideration we expect to be entitled to receive. The amount of revenue recognized is determined by the amount of consideration specified in a contract with our customers. We have elected to exclude taxes assessed by a governmental authority on transactions with our customers from our revenue. Any unremitted balance is included in current liabilities on our balance sheets.

Seasonality and Cyclicality. Broadcast advertising revenues are generally highest in the second and fourth quarters each year. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Broadcast advertising revenues are also typically higher in even-numbered years due to increased spending by political candidates, political parties and special interest groups during the “on-year” of the two year election cycle. This political spending typically is heaviest during the fourth quarter. In addition, the broadcast of Olympic Games by our NBC affiliated stations during even-numbered years generally leads to increased viewership and revenue during those years.

Disaggregation of Revenue. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in thousands):

	Year Ended December 31,
	2018	2017	2016
Market and service type:
Advertising:
Local	$442,728	$451,261	$403,336
National	114,192	118,817	98,351
Political	155,074	16,498	90,095
Total advertising	711,994	586,576	591,782
Retransmission consent	355,423	276,603	200,879
Other	16,715	19,549	19,804
Total revenue	$1,084,132	$882,728	$812,465

Sales channel:
Direct	$551,883	$473,649	$373,363
Advertising agency intermediary	532,249	409,079	439,102
Total revenue	$1,084,132	$882,728	$812,465

Advertising Revenue. Broadcast advertising revenue is generated primarily from the broadcast of television advertising time to local, national and political advertisers. Most advertising contracts are short-term, and generally run only for a few weeks. Our performance obligation is satisfied when the advertisement is broadcast or appears on our stations’ websites or mobile applications. Advertising revenue is recognized when the performance obligation is satisfied and then billed to the customer in the period the revenue is recognized. We have an unconditional right to receive payment of the amount billed generally within 30 days of the invoice date. Payment terms are expressly stated in our standard terms and conditions. The invoiced amount to be received is recorded in accounts receivable on our balance sheets.

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

Retransmission Consent Revenue. We enter into license agreements with cable, satellite, multichannel video programming distributors and digital delivery system (or “OTT”) customers (collectively “MVPD”) that provide them the right to use our broadcast signal for retransmission across the MVPD system for an agreed period of time. These agreements represent a sales and usage based functional intellectual property license based on the number of subscribers to the licensee’s delivery systems. Our performance obligation is to provide the licensee with access to our intellectual property when it is broadcast. The duration of the typical retransmission consent contract is three years. Retransmission consent revenue is recognized continuously during the period of the contract as we transmit our broadcast signal to the MVPD. The amount of revenue recognized is determined based upon a fixed rate per subscriber multiplied by the number of active subscribers to our MVPD customer systems for the given month. We bill our MVPD customers monthly over the life of the retransmission consent contract. We have an unconditional right to receive payment of the amount billed generally within 30 days from the invoice date. Payment terms are expressly stated in our retransmission consent contracts as well as in the standard terms and conditions. The invoiced amount to be received is recorded in accounts receivable on our balance sheets.

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

Other Revenues. Other revenues consist of production, tower rental and other miscellaneous items. Production revenue is derived from the production of programming. Production revenue is recognized as the programming is produced. Tower rental income is recognized monthly over the life of the lease. All of our leases under which we are the lessor are considered operating leases. Other revenue is comprised of one-time or infrequently occurring special projects, dubbing, fees and other miscellaneous items. Other revenue is recognized as the services are performed. Other revenue is generated by our direct sales employees.

Accounts Receivable and Deposit Liability. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheets. We generally require amounts due to us under advertising contracts with our political advertising and certain other customers to be paid for in advance. We record the receipt of this cash as deposit liabilities. Once the advertisements have been broadcast, the revenues are earned, and we record these revenues and reduce the balance in these deposit liabilities. Our deposit liabilities of $3.8 million as of January 1, 2018 have been recognized in revenue in 2018. We believe that our deposit liabilities of $3.4 million as of December 31, 2018 will be recognized as revenue in 2019.

Expedients. We expense direct and agency commissions when incurred because our advertising contracts are one year or less in duration and the amortization period for capitalized expenses would be less than one year. Direct commissions are included in broadcast operating expense and agency commissions are netted against gross revenue in our consolidated statements of operations.

The nature of our contracts with advertising customers is such that our performance obligations arise and are satisfied concurrent with the broadcast or web placement of the advertisement. We did not have incomplete or unsatisfied performance obligations at the end of any period presented.

3.	Acquisitions and Dispositions

On December 31, 2018, in order to facilitate regulatory approval of the Raycom Merger we sold the assets of WSWG-TV (CBS) (DMA 154) in the Albany, Georgia television market to Marquee Broadcasting Georgia, Inc. for $8.5 million in cash. In connection with the divestiture of WSWG-TV’s assets, we recorded a gain of approximately $4.8 million.

During 2017 and 2016, we completed a number of acquisition and disposition transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties.

2017 Acquisitions. On January 13, 2017, we acquired the assets of KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market (DMA 202), from Tanana Valley Television Company and Tanana Valley Holdings, LLC for an adjusted purchase price of $8.0 million (the “Fairbanks Acquisition”), using cash on hand.

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

During the period that GME held those broadcast licenses we believe we were the primary beneficiary of GME because, subject to the ultimate control of the licensees, we had the power to direct the activities that significantly impact the economic performance of GME through the services we provided, and our obligation to absorb losses and right to earn returns that would be considered significant to GME. As a result, we included the assets, liabilities and results of operations of GME in our consolidated financial statements beginning on January 17, 2017 and continuing through August 7, 2017, the date that we were no longer deemed to be the primary beneficiary of GME.

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

	Acquisition
	Fairbanks	Media General	Clarksburg	Diversified	Vermont	Total

Current assets	$122	$666	$462	$361	$312	$1,923
Property and equipment	2,650	20,181	4,133	12,329	9,513	48,806
Goodwill	471	86,287	3,222	35,486	3,393	128,859
Broadcast licenses	2,228	149,846	17,003	26,219	7,592	202,888
Other intangible assets	2,702	13,398	2,234	11,051	5,191	34,576
Other non-current assets	71	282	51	27	3,310	3,741
Current liabilities	(140)	(695)	(554)	(423)	(311)	(2,123)
Other long-term liabilities	(84)	-	(51)	(50)	-	(185)
Total	$8,020	$269,965	$26,500	$85,000	$29,000	$418,485

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

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $128.9 million of goodwill related to stations acquired in 2017. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

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

2016 Acquisitions and Dispositions. On February 16, 2016, we completed the acquisition of the television and radio broadcast assets of Schurz Communications, Inc. (“Schurz”) for an adjusted purchase price of $443.1 million plus transaction related expenses (the “Schurz Acquisition”).

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

The Schurz Acquisition, the WBXX Acquisition, the WLUC Acquisition, and the sale of the Schurz Radio Stations are referred to collectively as the “Schurz Acquisition and Related Transactions.” We used borrowings of $425.0 million (the “2016 Term Loan”) under our then-existing senior credit facility, as amended (the “2014 Senior Credit Facility”), to fund a portion of the purchase price to complete the Schurz Acquisition and to pay a portion of the related fees and expenses, the remainder of which were paid from cash on hand. See Note 4 “Long-term Debt” for further information regarding our financing activities.

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

We refer to the stations acquired and retained in 2016, as well as the Clarksburg Acquisition, whose stations we began operating under an LMA in June 2016, as the “2016 Acquisitions.” The fair values of the assets acquired, liabilities assumed and resulting goodwill of the television station acquisitions we completed in 2016 are summarized as follows (in thousands):

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

Unaudited Pro Forma Financial Information.

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

Pro Forma Data – Acquisitions Completed in 2016. The following table sets forth certain unaudited pro forma information for the years ended December 31, 2016 assuming that the acquisitions completed in 2016 occurred on January 1, 2016 (in thousands, except per share data):

Years Ended
December 31,
2016

Revenue (less agency commissions)	$825,787
Net income	$57,795

Basic net income per share	$0.80
Diluted net income per share	$0.79

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the stations acquired in 2016, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we acquired each of the stations acquired in 2016 on January 1, 2016 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the year ended December 31, 2016 reflects depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the underlying assumptions.

4.	Long-term Debt

As of December 31, 2018 and 2017, long-term debt consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 5.125% senior notes due 2024 (the “2024 Notes”) and our 5.875% senior notes due 2026 (the “2026 Notes”) and our 7.0% senior notes due 2027 (the “2027 Notes”) as follows (in thousands):

	December 31,
	2018	2017
Long-term debt including current portion:
2017 Senior Credit Facility	$595,026	$635,234
2024 Notes	525,000	525,000
2026 Notes	700,000	700,000
2027 Notes	750,000	-
Total outstanding principal	2,570,026	1,860,234
Unamortized deferred loan costs - 2017 Senior Credit Facility	(9,261)	(11,777)
Unamortized deferred loan costs - 2024 Notes	(5,744)	(6,743)
Unamortized deferred loan costs - 2026 Notes	(8,359)	(9,473)
Unamortized deferred loan costs - 2027 Notes	(2,014)	-
Unamortized premium - 2026 Notes	4,576	5,187
Less current portion	-	(6,417)
Net carrying value	$2,549,224	$1,831,011

Borrowing availability under the Revolving Credit Facility	$100,000	$100,000

On February 7, 2017, we entered into a Third Amended and Restated Credit Agreement (the “2017 Senior Credit Facility”), consisting of a $556.4 million term loan facility (the “2017 Initial Term Loan”) and a $100.0 million revolving credit facility (the “2017 Revolving Credit Facility”). Amounts outstanding under the 2017 Initial Term Loan were used to repay amounts outstanding under our prior credit agreement (the “2014 Senior Credit Facility”). On April 3, 2017, we borrowed $85.0 million under an incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”) under the 2017 Senior Credit Facility to fund the Diversified Acquisition. As of December 31, 2018, the 2017 Senior Credit Facility provided total commitments and outstanding loans of $695.0 million, consisting of the $595.0 million outstanding principal balance of the 2017 Term Loan and the $100.0 million 2017 Revolving Credit Facility. As a result of our July 2018 pre-payment of a portion of the 2017 Term Loan, we have satisfied all principal payment obligations under the 2017 Term loan until it matures on February 7, 2024.

Borrowings under the 2017 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. As of December 31, 2018, the applicable margin was 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2017 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of December 31, 2018, the interest rate on the balance outstanding under the 2017 Term Loan was 4.6%.

Borrowings under the 2017 Revolving Credit Facility currently bear interest, at our option, at either LIBOR plus 1.50% or Base Rate plus 0.50%, in each case based on a first lien leverage ratio test as set forth in the 2017 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) LIBOR plus 1.00%. We are required to pay a commitment fee on the average daily unused portion of the 2017 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio. The maturity date of the 2017 Term Loan is February 7, 2024. Please refer to Note 13 “Subsequent Events” for information relating to the 2019 Senior Credit Facility that revised and extended the terms of our revolving credit facility.

 As a result of entering into the 2017 Senior Credit Facility, we recorded a loss on extinguishment of debt of approximately $2.9 million in the year ended December 31, 2017, and we incurred approximately $5.0 million in deferred financing costs that will be amortized over the life of the 2017 Senior Credit Facility.

As of December 31, 2018 and 2017, we had $525.0 million of 2024 Notes outstanding. The interest rate and yield on the 2024 Notes were 5.125%. The 2024 Notes mature on October 15, 2024. Interest is payable semiannually, on April 15 and October 15 of each year.

As of December 31, 2018 and 2017, we had $700.0 million of 2026 Notes outstanding. On June 14, 2016, we completed the private placement of $500.0 million of our 2026 Notes (the “Original 2026 Notes”) at par. On September 14, 2016, we completed the private placement of an additional $200.0 million of our 2026 Notes (the “Additional 2026 Notes”). The Additional 2026 Notes were issued at a price of 103.0%, resulting in aggregate gross proceeds of approximately $206.0 million, plus accrued and unpaid interest from and including June 14, 2016. The interest rate and yield on the Original 2026 Notes were 5.875%. The interest rate and yield on the Additional 2026 Notes were 5.875% and 5.398%, respectively. The Additional 2026 Notes are an additional issuance of, rank equally with and form a single series with the Original 2026 Notes. The 2026 Notes mature on July 15, 2026. Interest is payable semiannually, on January 15 and July 15 of each year.

On November 16, 2018, in preparation for the Raycom Merger, our subsidiary, Gray Escrow, Inc., issued $750.0 million of 2027 Notes at 100.0% of par. The interest rate and yield on the 2027 Notes is 7.0%. The 2027 Notes mature on May 15, 2027. Interest is payable semiannually, on May 15 and November 15 of each year. The obligations under the 2027 Notes were assumed by Gray Television, Inc. concurrent with the closing of the Raycom Merger. Please refer to Note 13 “Subsequent Events” for further information.

 Collateral, Covenants and Restrictions. Our obligations under the 2017 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2017 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods through December 31, 2018, the 2024 Notes and the 2026 Notes were fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not gurantee the 2024 Notes and the 2026 Notes are minor. As of December 31, 2018, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidaries.

The 2017 Senior Credit Facility contained affirmative and restrictive covenants with which we were required to comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2024 Notes, 2026 Notes and the 2027 Notes also include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2018 and 2017, we were in compliance with all required covenants under all our debt obligations.

Maturities

Aggregate minimum principal maturities on long-term debt as of December 31, 2018 were as follows (in thousands):

	Minimum Principal Maturities
	2017 Senior	2024	2026	2027
Year	Credit Facility	Notes	Notes	Notes	Total
2019	$-	$-	$-	$-	$-
2020	-	-	-	-	-
2021	-	-	-	-	-
2022	-	-	-	-	-
2023	-	-	-	-	-
Thereafter	595,026	525,000	700,000	750,000	2,570,026
Total	$595,026	$525,000	$700,000	$750,000	$2,570,026

Interest Payments. For all of our interest bearing obligations, we made interest payments of approximately $94.5 million, $97.0 million and $76.2 million during 2018, 2017 and 2016, respectively. We did not capitalize any interest payments during the years ended December 31, 2018, 2017 or 2016.

Financing Transactions related to the Raycom Merger. Please refer to Note 13 “Subsequent Events” for further information related to the debt financing transactions for the Raycom Merger completed on January 2, 2019.

5.	Fair Value Measurement

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

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses and (vii) deferred revenue.

As of December 31, 2018, the carrying amount of our long-term debt was $2.5 billion and the fair value was $2.4 billion. As of December 31, 2017 the carrying amount of our long-term debt was $1.8 billion and the fair value was $1.9 million. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals and as such is classified within Level 2 of the fair value hierarchy.

6.	Stockholders’ Equity

We are authorized to issue 245 million shares of all classes of stock, of which 25 million shares are designated Class A common stock, 200 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the years ended December 31, 2018, 2017 and 2016, we did not declare or pay any common stock or Class A common stock dividends.

In December 2017, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $14.50 per share. The net proceeds from the offering were $238.9 million, after deducting underwriting discounts of $10.6 million and expenses of $0.6 million. The proceeds of this offering are currently being held in our corporate treasury.

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of December 31, 2018, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75.0 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”). During the year ended December 31, 2018, we purchased 1,551,710 shares of our common stock at an average purchase price of $12.64 per share under the 2016 Repurchase Authorization, for a total cost of $19.6 million. As of December 31, 2018, $49.5 million remains available to purchase shares of our common stock under the 2016 Repurchase Authorization.

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

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2018, we had reserved 7,078,916 shares and 1,703,064 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2017, we had reserved 7,422,965 shares and 1,923,144 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

Financing Transactions related to the Raycom Merger. Please refer to Note 13 “Subsequent Events” for further information related to the equity financing transactions for the Raycom Merger completed on January 2, 2019.

7.	Stock-Based Compensation

We recognize compensation expense for share-based payment awards made to our employees, consultants and directors. Our active stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table presents our stock-based compensation expense and related income tax benefits for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense, gross	$6,661	$8,303	$5,099
Income tax benefit at our statutory rate associated with stock-based compensation	(1,692)	(3,238)	(1,989)
Stock-based compensation expense, net	$4,969	$5,065	$3,110

Currently, the 2017 EICP provides for, and, while awards were available for grant thereunder the 2007 Incentive Plan provided for, the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted common stock or Class A common stock each calendar year. During the years ended December 31, 2018, 2017 and 2016, we did not grant any awards under the Directors’ Restricted Stock Plan. All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During 2018, we granted:

●

110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, of which 36,680 shares vested on February 28, 2019, and 36,680 shares will vest on each of February 28, 2020 and 2021;

●

110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, subject to the achievement of certain performance measures, which will vest on February 28, 2021;

●

318,196 shares of restricted common stock with a grant date fair value per share of $15.25 to certain employees; net of forfeitures, 131,106 shares vested on February 28, 2019; 69,651 shares will vest on February 28, 2020; and 69,652 shares will vest on February 28, 2021; and

●	73,640 shares of restricted common stock to our non-employee directors, all of which will vest on May 31, 2019.

During 2017, we granted:

●

Under the 2007 Incentive Plan, 307,943 shares of restricted common stock to certain employees, of which 102,648 shares vested on January 31, 2018; 102,648 shares vested on January 31, 2019; and 102,647 shares will vest on January 31, 2020;

●

Under the 2007 Incentive Plan, 198,220 shares of restricted Class A common stock to an employee, of which 66,073 shares vested on January 31, 2018; 66,073 shares vested on of January 31, 2019; and 66,074 shares will vest on January 31, 2020;

●	Under the 2017 EICP, 76,856 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 31, 2018; and

●	Under the 2017 EICP, restricted stock units representing 215,500 shares of our common stock, of which 209,500 shares vested on January 31, 2018.

During 2016, we granted, under the 2007 Incentive Plan:

●	218,452 shares of restricted common stock to certain employees, of which 72,816 shares vested on each of January 31, 2017 and 2018; and 72,820 shares vested on January 31, 2019;

●	166,677 shares of restricted Class A common stock to an employee, of which 55,559 shares vested on each of January 31, 2017 and 2018; and 55,559 shares vested on January 31, 2019; and

●	19,048 shares of restricted common stock and 51,935 shares of restricted Class A common stock to certain non-employee directors, all of which vested on January 31, 2017.

As of December 31, 2018, we had 4.4 million shares of our common stock and 1.7 million shares of our Class A common stock available for issuance under the 2017 EICP.

As of December 31, 2018 and 2017, we had outstanding options to acquire 274,746 shares of our common stock, all of which were vested and exercisable under the 2007 Incentive Plan. All outstanding options were granted with exercise prices equal to the market value of the underlying stock at the close of business on the date of the grant. The exercise price of all our outstanding stock options is $1.99 per share. The aggregate intrinsic value of outstanding stock options was $3.5 million based on the closing market price of our common stock on December 31, 2018. There are no shares available for future awards under this plan.

As of December 31, 2018, under the Directors Restricted Stock Plan there were 770,000 shares available for future award.

As of December 31, 2018, we had $4.2 million of total unrecognized compensation expense related to all non-vested share based compensation arrangements. This expense is expected to be recognized over a period of 1.5 years.

A summary of activity for the years ended December 31, 2018, 2017 and 2016 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	503,685	$11.14	396,033	$12.06	337,506	$9.57
Granted	391,836	14.63	307,943	10.40	237,500	12.88
Vested	(225,570)	11.21	(200,291)	11.82	(178,973)	8.46
Forfeited	(91,057)	13.27	-	-	-	-
Outstanding - end of period	578,894	$13.14	503,685	$11.14	396,033	$12.06

Restricted stock - Class A common:
Outstanding - beginning of period	462,632	$10.63	415,082	$10.15	374,693	$9.46
Granted	220,080	12.65	275,076	10.84	218,612	11.25
Vested	(274,926)	10.48	(227,526)	10.00	(178,223)	10.04
Outstanding - end of period	407,786	$11.82	462,632	$10.63	415,082	$10.15

Restricted stock units - common:
Outstanding - beginning of period	209,500	$15.70	-	$-
Granted	-	-	215,500	15.70
Vested	(209,500)	$15.70	-	-
Forfeited	-	-	(6,000)	15.70
Outstanding - end of period	-	$-	209,500	$15.70

Subsequent Event. On January 2, 2019, under the 2017 EICP, we granted restricted stock awards for 340,993 shares of our common stock, with a total grant date fair value of approximately $5.1 million, to certain employees, all of which will vest on January 2, 2021. On February 1, 2019, under the 2017 EICP, we granted restricted stock awards for 199,810 shares of our Class A common stock, with a total grant date fair value of approximately $3.1 million, and 336,609 shares of our common stock, with a grant date fair value of approximately $5.6 million, to certain employees that will vest in varying amounts over the periods ending January 31, 2020, 2021, and 2022.

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

Under certain circumstances, we recognize liabilities in our financial statements for positions taken on uncertain tax issues. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

Federal and state and local income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$42,531	$4,633	$-
State and local	11,447	3,261	2,730
State and local - reserve for uncertain tax positions	(63)	757	(698)
Current income tax expense	53,915	8,651	2,032
Deferred:
Federal(1)	17,385	(81,666)	38,214
State and local	5,547	4,341	3,172
Deferred income tax expense (benefit)	22,932	(77,325)	41,386
Total income tax expense (benefit)	$76,847	$(68,674)	$43,418

(1)	Includes a federal tax benefit of $146.0 million in 2017 from the restatement of deferred taxes resulting from the reduction of the corporate tax rate due to the enactment of the TCJA.

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax liabilities:
Net book value of property and equipment	$21,097	$18,131
Broadcast licenses, goodwill and other intangibles	286,299	272,330
Total deferred tax liabilities	307,396	290,461

Deferred tax assets:
Liability for accrued vacation	1,461	1,438
Liability for accrued bonus	3,993	2,391
Allowance for doubtful accounts	1,358	1,170
Liability under health and welfare plan	639	608
Liability for pension plan	8,437	9,611
State and local operating loss carryforwards	2,358	4,719
Alternative minimum tax carryforwards	-	3,925
Acquisition costs	1,946	2,104
Restricted stock	2,083	2,636
Other	231	244
Total deferred tax assets	22,506	28,846
Valuation allowance for deferred tax assets	-	(75)
Net deferred tax assets	22,506	28,771

Deferred tax liabilities, net of deferred tax assets	$284,890	$261,690

We have an aggregate of approximately $51.9 million of various state operating loss carryforwards. We project to have taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that our state net operating loss carryforwards will be fully utilized.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Statutory federal rate applied to income before income tax expense	$60,406	$67,647	$36,992
Current year permanent items	3,065	2,408	1,830
State and local taxes, net of federal tax benefit	14,004	7,889	5,056
Change in valuation allowance	(75)	(1,457)	(151)
Reserve for uncertain tax positions	(63)	757	(698)
Rate change due to enactment of tax reform	-	(145,997)	-
Other items, net	(490)	79	389
Income tax expense (benefit) as recorded	$76,847	$(68,674)	$43,418

Effective income tax rate	26.7%	35.5%	41.1%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2018, we decreased our recorded non-current pension liability by $1.1 million and recognized other comprehensive income of $0.8 million, net of a $0.3 million tax expense. During 2017, we increased our recorded non-current pension liability by $7.4 million and recognized other comprehensive loss of $4.5 million, net of a $2.9 million tax benefit. During 2016, we increased our recorded non-current pension liability by $0.6 million and recognized other comprehensive loss of $0.4 million, net of a $0.2 million tax benefit.

In 2018, 2017 and 2016, we made income tax payments (net of refunds) of $34.2 million, $2.0 million and $14.6 million, respectively. At December 31, 2018 and 2017, we had current prepaid income taxes of approximately $0.0 million and $13.8 million, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

We file income tax returns in the U.S. federal and multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, or state and local tax examinations by tax authorities for years prior to 2011. This extended open adjustment period is due to material amounts of net operating loss carryforwards, which exist at the federal level and in multiple-state jurisdictions arising from the 2009 and 2011 tax years.

9.	Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plan is the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”). Monthly plan benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2018 and 2017, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2018 and 2017, respectively (dollars in thousands):

	December 31,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$126,086	$114,976
Interest cost	4,424	4,669
Actuarial gains	(10,940)	-
Benefits paid	(2,916)	(3,529)
Merger of assumed plans	-	9,970
Projected benefit obligation at end of year	$116,654	$126,086

Change in plan assets:
Fair value of pension plan assets at beginning of year	$88,248	$80,929
Actual return on plan assets	(4,417)	7,724
Company contributions	2,500	3,124
Benefits paid	(2,916)	(3,529)
Fair value of pension plan assets at end of year	83,415	88,248
Funded status of pension plan	$(33,239)	$(37,838)

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$2,041	$(1,502)
Accumulated other comprehensive loss	(35,280)	(36,336)
Net liability recognized	$(33,239)	$(37,838)

        Because the Gray Pension Plan is a frozen plan, the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $116.7 million and $126.1 million at December 31, 2018 and 2017, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	3.55%	4.11%
Expected long-term rate of return on pension plan assets	7.00%	7.00%
Estimated rate of increase in compensation levels	N/A	N/A

	As of December 31,
	2018	2017
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.16%	3.55%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Components of net periodic pension cost:
Service cost	$-	$-	$-
Interest cost	4,424	4,670	4,398
Expected return on plan assets	(6,145)	(5,648)	(4,836)
Recognized net actuarial loss	678	484	406
Net periodic pension benefit	$(1,043)	$(494)	$(32)

For the Gray Pension Plan, the estimated future benefit payments are as follows (in thousands):

Years	Amount
2019	$3,371
2020	3,845
2021	4,102
2022	4,383
2023	4,648
2024 - 2028	28,479

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2018	2017
Asset category:
Insurance general account	19%	19%
Cash management accounts	1%	4%
Equity accounts	47%	42%
Fixed income accounts	31%	31%
Real estate accounts	2%	4%
Total	100%	100%

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

Fair Value of Gray Pension Plan Assets. We calculate the fair value of the Gray Pension Plan’s assets based upon the observable and unobservable net asset value of its underlying investments. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized by the fair value hierarchy proscribed by ASU Topic 820, described in Note 5 “Fair Value Measurement.”

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2018 and 2017, respectively (in thousands):

Gray Pension Plan Fair Value Measurements

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$16,458	$-	$16,458
Cash management accounts	721	-	-	721
Equity accounts	39,047	-	-	39,047
Fixed income accounts	25,878	-	-	25,878
Real estate accounts	1,311	-	-	1,311
Total	$66,957	$16,458	$-	$83,415

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$16,873	$-	$16,873
Cash management accounts	3,229	-	-	3,229
Equity accounts	37,536	-	-	37,536
Fixed income account	27,146	-	-	27,146
Real estate accounts	3,464	-	-	3,464
Total	$71,375	$16,873	$-	$88,248

Expected Pension Contributions. We expect to contribute a combined total of approximately $2.5 million to our frozen defined benefit pension plan during the year ending December 31, 2019.

Capital Accumulation Plan. The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. Employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. For the years ended December 31, 2018, 2017 and 2016, our matching contributions to our Capital Accumulation Plan were $6.4 million, $6.6 million and $5.4 million, respectively. We estimate that our matching cash contributions to the Capital Accumulation Plan for year ending December 31, 2019 will be approximately $12.5 million.

In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2018, 2017 and 2016, the Company accrued contributions of $4.3 million, $4.1 million and $3.4 million, respectively, as discretionary profit sharing contributions.

We may also make matching and discretionary contributions of our common stock under the Capital Accumulation Plan. As of December 31, 2018, we had 1,587,719 shares of common stock reserved for issuance under this plan.

10.	Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; operating lease commitments for equipment, land and office space; commitments for various syndicated television programs; and commitments under affiliation agreements with networks. Future minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheets as of December 31, 2018, were as follows (in thousands):

	Property	Service and		Syndicated	Network
	and	Other	Operating	Television	Affiliation
Year	Equipment	Agreements	Leases	Programming	Agreements	Total
2019	$1,375	$1,324	$3,343	$6,241	$129,485	$141,768
2020	-	573	3,039	13,034	140,627	157,273
2021	-	-	2,851	1,157	130,424	134,432
2022	-	-	2,618	163	3,026	5,807
2023	-	-	2,540	111	67	2,718
Thereafter	-	-	11,588	-	-	11,588
Total	$1,375	$1,897	$25,979	$20,706	$403,629	$453,586

Leases. We have no material capital leases. Where leases include rent holidays, rent escalations, rent concessions and leasehold improvement incentives, the value of these incentives are amortized over the lease term including anticipated renewal periods. Leasehold improvements are depreciated over the associated lease term including anticipated renewal periods. Rent expense resulting from operating leases for the years ended December 31, 2018, 2017 and 2016 were $4.2 million, $4.0 million and $3.5 million, respectively. On January 1, 2019 we adopted ASC 842 – Leases, that requires us to record lease assets and liabilities related to these contractual obligations on our balance sheets.

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

During the years ended December 31, 2018 and 2017, we acquired, adjusted and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed during each of these years. See Note 3 “Acquisitions and Dispositions” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Net Balance at	Acquisitions				Net Balance at
	December 31,	And				December 31,
	2017	Adjustments	Dispositions	Impairment	Amortization	2018
Goodwill	$611,100	$3,077	$(1,752)	$-	$-	$612,425
Broadcast licenses	1,530,703	$425	(1,554)	-	-	1,529,574
Finite-lived intangible assets	73,784	-	-	-	(20,570)	53,214
Total intangible assets net of accumulated amortization	$2,215,587	$3,502	$(3,306)	$-	$(20,570)	$2,195,213

	Net Balance at	Acquisitions				Net Balance at
	December 31,	And				December 31,
	2016	Adjustments	Dispositions	Impairment	Amortization	2017
Goodwill	$485,318	$125,782	$-	$-	$-	$611,100
Broadcast licenses	1,340,305	203,503	(13,105)	-	-	1,530,703
Finite-lived intangible assets	56,250	42,606	-	-	(25,072)	73,784
Total intangible assets net of accumulated amortization	$1,881,873	$371,891	$(13,105)	$-	$(25,072)	$2,215,587

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	As of	Acquisitions			As of
	December 31,	And			December 31,
	2017	Adjustments	Dispositions	Impairment	2018
Goodwill, gross	$709,696	$3,077	$(1,752)	$-	$711,021
Accumulated goodwill impairment	(98,596)	-	-	-	(98,596)
Goodwill, net	$611,100	$3,077	$(1,752)	$-	$612,425

	As of	Acquisitions			As of
	December 31,	And			December 31,
	2016	Adjustments	Dispositions	Impairment	2017
Goodwill, gross	$583,914	$125,782	$-	$-	$709,696
Accumulated goodwill impairment	(98,596)	-	-	-	(98,596)
Goodwill, net	$485,318	$125,782	$-	$-	$611,100

As of December 31, 2018 and 2017, our intangible assets and related accumulated amortization consisted of the following (in thousands):

	As of December 31, 2018			As of December 31, 2017
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$1,583,273	$(53,699)	$1,529,574	$1,584,402	$(53,699)	$1,530,703
Goodwill	612,425	-	612,425	611,100	-	611,100
	$2,195,698	$(53,699)	$2,141,999	$2,195,502	$(53,699)	$2,141,803

Intangible assets subject to amortization:
Network affiliation agreements	$6,134	$(6,134)	$-	$6,134	$(3,551)	$2,583
Other finite-lived intangible assets	143,419	(90,205)	53,214	143,446	(72,245)	71,201
	$149,553	$(96,339)	$53,214	$149,580	$(75,796)	$73,784

Total intangibles	$2,345,251	$(150,038)	$2,195,213	$2,345,082	$(129,495)	$2,215,587

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $20.6 million, $25.1 million and $16.6 million, respectively. Based on our intangible assets subject to amortization as of December 31, 2018, we expect that amortization expense for the succeeding five years will be as follows: 2019, $15.4 million; 2020, $12.4 million; 2021, $8.3 million; 2022, $4.8 million; and 2023, $2.9 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license. As of December 31, 2018 and 2017, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during 2018, 2017 or 2016.

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

12.   Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In thousands, except for per share data)
Year Ended December 31, 2018:
Revenue (less agency commissions)	$226,258	$250,344	$279,310	$328,220
Operating income	50,035	79,690	108,402	150,644
Net income	19,945	40,705	61,886	88,267

Basic net income per share	$0.22	$0.46	$0.71	$1.01

Diluted net income per share	$0.22	$0.46	$0.70	$1.00

Year Ended December 31, 2017:
Revenue (less agency commissions)	$203,461	$226,681	$218,977	$233,609
Operating income	43,472	142,394	49,900	54,965
Net income (loss)	10,505	70,561	15,316	165,570

Basic net income (loss) per share	$0.15	$0.98	$0.21	$2.15

Diluted net income (loss) per share	$0.14	$0.97	$0.21	$2.13

Because of the method used in calculating per share data, the sum of the quarterly per share data will not necessarily equal the per share data as computed for the year.

13.    Subsequent Events

Raycom Merger

Stations acquired and divested. On January 2, 2019, we completed the Raycom Merger for an adjusted purchase price of approximately $3.66 billion plus transaction related expenses. Upon completion of the transaction we acquired television stations in 34 television markets as well as various production operations and general and administrative offices.

As described in Note 3 “Acquisitions and Divestitures” above, to facilitate regulatory approval of the Raycom Merger on December 31, 2018, we sold the assets of WSWG-TV (DMA-154) in the Albany, Georgia television market. Also to facilitate regulatory approval of the Raycom Merger, on January 2, 2019, we sold the assets of the following television stations in eight markets that we acquired in the Raycom Merger (dollars in millions):

	Total
	Cash	Television
Purchaser	Consideration	Station	Location	DMA

Lockwood Broadcasting, Inc.	$67.0	WTNZ-TV	Knoxville, TN	61
		WFXG-TV	Augusta, GA	112
		WPGX-TV	Panama City, FL	151
		WDFX-TV	Dothan, AL	173

Scripps Media, Inc.	$55.0	KXXV-TV	Waco-Temple-Bryan, TX	86
		KRHD-CD	Waco-Temple-Bryan, TX	86
		WTXL-TV	Tallahassee, FL	108

TEGNA, Inc.	$105.0	WTOL-TV	Toledo, OH	78
		KWES-TV	Odessa - Midland, TX	144
Total	$227.0

The net consideration to complete the Raycom Merger consisted of $2.84 billion of cash, 11.5 million shares of our common stock, valued at $169.5 million and $650.0 million of a new series of preferred stock, for a total of $3.66 billion.

Due to the proximity of the closing dates of the Raycom Merger to the the filing date of this annual report, we are unable to present a preliminary purchase price allocation for the acquired businesses. Fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Debt Financing Transactions. On January 2, 2019, we entered into a Fourth Amended and Restated Credit Agreement (the “2019 Senior Credit Facility”). The 2019 Senior Credit Facility provides total commitments and outstanding loans of $2.2 billion, consisting of a $1.4 billion term loan facility (the “2019 Term Loan”), a $595.0 million outstanding principal balance under the existing 2017 Term Loan and a $200.0 million revolving credit facility (the “2019 Revolving Credit Facility”).

Borrowings under the 2019 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate (as defined below), in each case, plus an applicable margin. The applicable margin is 2.5% for LIBOR borrowings and 1.5% for Base Rate borrowings. As of February 22, 2019, the interest rate on the balance outstanding under the 2019 Term Loan was 5.0%.

Borrowings under the 2019 Revolving Credit Facility currently bear interest, at our option, at either LIBOR plus 2.50% or Base Rate plus 1.50%, in each case based on a first lien leverage ratio test as set forth in the 2019 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) LIBOR plus 1.00%. We are required to pay a commitment fee on the average daily unused portion of the 2019 Revolving Credit Facility, which rate may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio. The 2019 Revolving Credit Facility matures on January 2, 2024, and the 2019 Term Loan matures on January 2, 2026. As of December 31, 2018 we incurred $3.2 million of transaction fees and expenses related to the 2019 Senior Credit Facility. At December 31, 2018 these were recorded as other long-term assets. In 2019 these were reclassified as a reduction of the balance of the outstanding debt and are amortized over the life of the 2019 Senior Credit Facility. The amortization of these fees will be included in our interest expense. Please refer to Note 4 “Long Term Debt” for information related to the issuance of the 2027 Notes.

Effective upon the completion of these debt transactions, the aggregate minimum principal maturities of our long-term debt were as follows (in thousands):

	Minimum Principal Maturities
	2019 Senior	2024	2026	2027
Year	Credit Facility	Notes	Notes	Notes	Total
2019	$14,000	$-	$-	$-	$14,000
2020	14,000	-	-	-	14,000
2021	14,000	-	-	-	14,000
2022	14,000	-	-	-	14,000
2023	14,000	-	-	-	14,000
Thereafter	1,925,026	525,000	700,000	750,000	3,900,026
Total	$1,995,026	$525,000	$700,000	$750,000	$3,970,026

Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the 2019 Revolving Credit Facility, as well as other customary covenants for credit facilities of this type.

Gray Television, Inc. is a holding company, and has no material independent assets or operations. Upon completion of the Raycom Merger financing transactions, the 2024 Notes, 2026 Notes and 2027 Notes are fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2024 Notes, 2026 Notes and 2027 Notes are minor. As of February 22, 2019, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2024 Notes, 2026 Notes and 2027 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature.

Equity Financing Transactions. Effective on January 2, 2019, we issued 11.5 million shares of our common stock at a price of $14.74 per share to the certain former shareholders of Raycom Media, Inc. as part of the total consideration paid for the Raycom Merger. We incurred transaction fees and expenses related to the issuance of these shares that will be recorded as a reduction of the balance outstanding of our common stock in our balance sheets.

Effective on January 2, 2019, we issued 650,000 shares of Preferred Stock to holders of warrants to purchase shares of Raycom Media, Inc.’s capital stock that were outstanding immediately prior to the Raycom Merger. The Preferred Stock was designated as “Series A Perpetual Preferred Stock” and had a liquidation value of $1,000 per share. The issuance of the Preferred Stock was issued as partial consideration for the Raycom Merger. Because the Preferred Stock is perpetual and not convertible into shares of our common stock or Class A common stock we have recorded the balance outstanding as mezzanine equity. The Preferred Stock accrues dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional Preferred Stock, at the election of Gray. Cash preferred stock dividends are due quarterly on January 15, April 15, July 15 and October 15 each year. The holders of the Preferred Stock will not be entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

United Communications Acquisition

On February 8, 2019, we announced that we have entered into an agreement to acquire WWNY-TV (CBS) and WNYF-CD (FOX) in the Watertown, New York market (DMA 178) and KEYC-TV (CBS/FOX) in the Mankato, Minnesota market (DMA 199) from United Communications Corporation for a purchase price of $45.0 million using cash on hand. We expect to complete this transaction following receipt of regulatory and other approvals in the second quarter of 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2018) is incorporated herein by reference. In addition, the information set forth under "Executive Officers of the Registrant" in Part I of this Report is incorporated herein by reference.

Item 11. Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading "Stock Ownership" in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

				Number of securities remaining
	Number of securities to		Weighted-average	available for future issuance
	be issued upon exercise		exercise price of	under equity compensation
	of outstanding options,		outstanding options,	plans (excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	274,746	(1)	$1.99	5,216,451	(2)

Equity compensation plans not approved by security holders	-		$-	-
Total	274,746			5,216,451

Class A Common Stock:
Equity compensation plans approved by security holders	-		$-	1,703,064	(3)

Equity compensation plans not approved by security holders	-		$-	-
Total	-			1,703,064

(1)	Consists of shares of common stock that are issuable under our 2007 Incentive Plan upon exercise of outstanding stock options.

(2)	Consists of 4,446,451 shares of common stock issuable under our 2017 EICP and 770,000 shares of common stock that are issuable under our Directors’ Restricted Stock Plan.

(3)	Consists of shares of our Class A common stock that are issuable under our 2017 EICP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2019” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders concerning principal accountant fees and services is incorporated herein by reference.

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

3.2

Articles of Amendment to the Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

3.3	Bylaws of Gray Television, Inc. as amended through June 5, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2013)

4.1

Indenture, dated as of June 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2016)

Exhibit Number	Description of Documents

4.2

First Supplemental Indenture, dated as of September 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.3

Second Supplemental Indenture, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of June 14, 2016 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

4.4	Form of 5.875% Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2016)

4.5

Indenture, dated as of September 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.6

First Supplemental Indenture, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of September 14, 2016 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

4.7	Form of 5.125% Senior Note due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to our current report on form 8-K filed with the SEC on September 14, 2016)

4.8

Indenture, dated as of November 16, 2018, by and among Gray Escrow, Inc., Gray Television, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 16, 2018)

4.9

First Supplemental Indenture, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 16, 2018 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

Exhibit Number	Description of Documents

4.10	Form of 7.000% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on form 8-K filed with the SEC on November 16, 2018)

10.1

Restatement Agreement, dated as of February 7, 2017, by and among Gray Television, Inc., as Borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 10, 2017)

10.2

Third Amended and Restated Credit Agreement, dated as of February 7, 2017, by and among Gray Television, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Bank, Bank of America, N.A. and Royal Bank of Canada, as Syndication Agent, Deutsche Bank AG New York Branch, as Documentation Agent and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 10, 2017)

10.3

First Amendment and Incremental Facility Agreement dated as of April 3, 2017, to the Third Amended and Restated Credit Agreement, dated as of February 7, 2017, by and among Gray Television, Inc., and the lenders and agents thereto. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.4

Registration Rights Agreement, dated as of June 23, 2018 by and between Gray Television, Inc. and the entities or individuals listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 3, 2019

10.5

Second Restatement, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

10.6

Fourth Amended and Restated Credit Agreement, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

10.7	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

10.8

Form of Nonqualified Stock Option Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

Exhibit Number	Description of Documents

10.9

Form of Restricted Stock Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.10	2007 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.11	Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on May 3, 2017)*

10.12

Form of Director Restricted Stock Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.13	Executive and Key Employee Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.14

Form of Employee Restricted Stock Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.15

Form of Employee Restricted Stock Units Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.16	Offer letter, dated June 22, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)*

21.1	Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

Exhibit Number	Description of Documents

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts (a)	(b)	Period

Year Ended December 31, 2018:
Allowance for doubtful accounts	$4,606	$2,171	$-	$(1,431)	$5,346
Valuation allowance for deferred tax assets	$75	$(75)	$-	$-	$-

Year Ended December 31, 2017:
Allowance for doubtful accounts	$3,163	$2,400	$-	$(957)	$4,606
Valuation allowance for deferred tax assets	$1,532	$(1,457)	$-	$-	$75

Year Ended December 31, 2016:
Allowance for doubtful accounts	$1,794	$1,917	$167	$(715)	$3,163
Valuation allowance for deferred tax assets	$1,683	$-	$-	$(151)	$1,532

(a)

In 2016, the change in the allowance for doubtful accounts represents the fair value of balances assumed in acquisition transactions. See Note 3 “Acquisitions and Dispositions” of the notes to our audited consolidated financial statements included elsewhere herein for further information.

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

Gray Television, Inc.

Date: February 28, 2019	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 28, 2019	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Executive Chairman and Chief Executive Officer

Date: February 28, 2019	By	/s/ Donald P. LaPlatney
Donald P. LaPlatney, Director and Co-Chief Executive Officer

Date: February 28, 2019	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 28, 2019	By:	/s/ T. L. Elder
T. L. Elder, Director

Date: February 28, 2019	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 28, 2019	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 28, 2019	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 28, 2019	By:	/s/ Paul H. McTear
Paul H. McTear. Director

Date: February 28, 2019	By:	/s/ Elizabeth R. Neuhoff
Elizabeth R. Neuhoff, Director

Date: February 28, 2019	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 28, 2019	By:	/s/ Hugh E. Norton
Hugh E. Norton, Director

	By:	/s/ James C. Ryan
Date: February 28, 2019		James C. Ryan, Executive Vice President and
Chief Financial Officer

	By:	/s/ Jackson S. Cowart, IV
Date: February 28, 2019		Jackson S. Cowart, IV, Vice President and Chief Accounting Officer