Form 10-Q
period 2019-03-31
GRAY TELEVISION INC
filed 2019-05-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✔    No_____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ✔      No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes           No    ✔

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock (no par value)	GTN.A	New York Stock Exchange
common stock (no par value)	GTN	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
94,273,389 shares outstanding as of May 1, 2019	6,881,192 shares outstanding as of May 1, 2019

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31,	December 31,
	2019	2018
Assets:
Current assets:
Cash	$225	$667
Accounts receivable, less allowance for doubtful accounts of $9 and $5, respectively	414	184
Current portion of program broadcast rights, net	18	15
Prepaid and other current assets	17	7
Total current assets	674	873

Property and equipment, net	672	363
Operating leases right of use asset	72	-
Broadcast licenses	3,534	1,530
Goodwill	1,434	612
Other intangible assets, net	517	53
Investment in broadcasting and technology companies	17	17
Restricted cash	-	752
Other	75	13
Total assets	$6,995	$4,213

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	March 31,	December 31,
	2019	2018
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$16	$8
Employee compensation and benefits	44	35
Accrued interest	47	34
Accrued network programming fees	36	22
Other accrued expenses	28	18
Federal and state income taxes	33	14
Current portion of program broadcast obligations	19	15
Deferred revenue	11	4
Dividends payable	13	-
Current portion of operating lease liabilities	6	-
Current portion of finance lease liabilities	1	-
Current portion of long-term debt	14	-
Total current liabilities	268	150

Long-term debt, less current portion and deferred financing costs	3,882	2,549
Program broadcast obligations, less current portion	8	5
Deferred income taxes	743	285
Accrued pension costs	33	33
Operating lease liabilities	66	-
Finance lease liabilites	1	-
Other	15	4
Total liabilities	5,016	3,026

Commitments and contingencies (Note 11)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares and 0 shares, ($650,000,000 and $0 aggregate liquidation value, respectively)	650	-

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 101,672,999 shares and 89,298,943 shares, respectively, and outstanding 94,273,389 shares and 82,022,500 shares, respectively	1,083	907
Class A common stock, no par value; authorized 25,000,000 shares, issued 8,768,959 shares and 8,569,149 shares, respectively, and outstanding 6,881,192 shares and 6,729,035 shares, respectively	27	27
Retained earnings	343	372
Accumulated other comprehensive loss, net of income tax benefit	(23)	(21)
	1,430	1,285
Treasury stock at cost, common stock, 7,399,610 shares and 7,276,443 shares, respectively	(75)	(72)
Treasury stock at cost, Class A common stock, 1,887,767 shares and 1,840,114 shares, respectively	(26)	(26)
Total stockholders’ equity	1,329	1,187
Total liabilities and stockholders’ equity	$6,995	$4,213

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for net (loss) income per share data)

	Three Months Ended
	March 31,
	2019	2018

Revenue (less agency commissions)
Broadcasting	$481	$226
Production companies	37	-
Total revenue (lesss agency commissions)	518	226
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcast	356	150
Production companies	35	-
Corporate and administrative	48	8
Depreciation	20	14
Amortization of intangible assets	29	5
(Gain) loss on disposal of assets, net	(10)	(1)
Operating expenses	478	176
Operating income	40	50
Other income (expense):
Miscellaneous income, net	3	-
Interest expense	(58)	(24)
(Loss) income before income taxes	(15)	26
Income tax expense	3	6
Net (loss) income	(18)	20
Preferred stock dividends	13	-
Net (loss) income attributable to common stockholders	$(31)	$20

Basic per common share information:
Net (loss) income per common share	$(0.31)	$0.22
Weighted average shares outstanding	99	89

Diluted per common share information:
Net (loss) income per common share	$(0.31)	$0.22
Weighted average shares outstanding	99	90

Dividends declared per common share	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2017	8,349,069	$25	88,788,664	$902	$162	(1,750,692)	$(24)	(5,535,076)	$(50)	$(22)	$993

Net income	-	-	-	-	20	-	-	-	-	-	20

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	220,080	-	318,196	-	-	(89,422)	(1)	(107,456)	(2)	-	(3)
Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1)	-	(1)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(20)	-	(20)

Share-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at March 31, 2018	8,569,149	$25	89,316,360	$904	$182	(1,840,114)	$(25)	(7,276,443)	$(73)	$(22)	$991

Balance at December 31, 2018	8,569,149	$27	89,298,943	$907	$372	(1,840,114)	$(26)	(7,276,443)	$(72)	$(21)	$1,187

Net loss	-	-	-	-	(18)	-	-	-	-	-	(18)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
Acquisitions of television businesses and licenses	-	-	11,499,945	170	-	-	-	-	-	-	170
401(k) Plan	-	-	196,509	4	-	-	-	-	-	-	4
2017 Equity and Incentive Compensation Plan
Restricted stock awards	199,810	-	677,602	-	-	(47,653)	-	(123,167)	(3)	-	(3)
Restricted stock unit awards	-	-	-	-	-	-	-	-	-	-	-

Share-based compensation	-	-	-	2	-	-	-	-	-	-	2

Adoption of ASU 2018-02	-	-	-	-	2	-	-	-	-	(2)	-

Balance at March 31, 2019	8,768,959	$27	101,672,999	$1,083	$343	(1,887,767)	$(26)	(7,399,610)	$(75)	$(23)	$1,329

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net (loss) income	$(18)	$20
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20	14
Amortization of intangible assets	29	5
Amortization of deferred loan costs	3	1
Amortization of restricted stock and stock option awards	3	2
Amortization of program broadcast rights	10	5
Payments on program broadcast obligations	(14)	(5)
Common stock contributed to 401(k)	4	-
Deferred income taxes	3	6
Loss on disposal of assets, net	(10)	(1)
Other	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	12	3
Prepaid income taxes	-	(8)
Other current assets	11	(1)
Accounts payable	5	(5)
Employee compensation, benefits and pension cost	(21)	(9)
Accrued network fees and other expenses	(31)	(10)
Accrued interest	14	(3)
Income taxes payable	(1)	1
Deferred revenue	6	1
Net cash provided by operating activities	24	15

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(2,740)	-
Proceeds from sale of television stations	231	-
Purchases of property and equipment	(18)	(6)
Proceeds from asset sales	2	-
Proceeds from FCC Repack (Note 1)	12	1
Acquisition prepayments	(47)	(3)
Other	(2)	-
Net cash used in investing activities	(2,562)	(8)

Financing activities
Proceeds from borrowings on long-term debt	1,400	-
Repayments of borrowings on long-term debt	(4)	(2)
Payments for the repurchase of common stock	-	(20)
Deferred and other loan costs	(50)	-
Payment for taxes related to net share settlement of equity awards	(2)	(4)
Net cash provided by (used in) financing activities	1,344	(26)
Net decrease in cash	(1,194)	(19)
Cash and restricted cash at beginning of period	1,419	462
Cash at end of period	$225	$443

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2018, which was derived from the Company’s audited financial statements as of December 31, 2018, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the periods ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Subsequent to the Raycom Merger (as defined herein) we manage our business on the basis of two operating segments, broadcasting and production companies. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Our financial condition as of, and operating results for the three-months ended March 31, 2019, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2019. In addition, we have changed our reporting increment for dollars from thousands to millions.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia. On January 2, 2019, we completed the Raycom Merger (as defined herein), which completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. Upon the completion of the Raycom Merger on January 2, 2019, we became the largest owner of top-rated local television stations and digital assets in the United States. Currently, we own television stations in 93 television markets broadcasting almost 400 separate program streams including approximately 150 affiliates of the ABC Network (“ABC”), the NBC Network (“NBC”), the CBS Network (“CBS”) and the FOX Network (“FOX”). We refer to these major broadcast networks collectively as the “Big Four” networks. Our television stations ranked first or second among all local television stations in 87 of our 93 markets between December 2017 and November 2018. Our station portfolio reaches approximately 24% of total United States television households. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are of our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

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

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the three-months ended March 31, 2019 and 2018, respectively (in millions):

	Three Months Ended
	March 31,
	2019	2018

Weighted-average common shares outstanding-basic	99	89
Common stock equivalents for stock options and restricted stock	-	1
Weighted-average common shares outstanding-diluted	99	90

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of March 31, 2019 and December 31, 2018, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive (loss) income for the three-months ended March 31, 2019 and 2018 consisted of net (loss) income and an adjustment to the tax effect of our pension liability as a result of our adoption of Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As of March 31, 2019 and December 31, 2018 the balances were as follows (in millions):

	March 31,	December 31,
	2019	2018

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(35)	$(35)
Income tax benefit	(12)	(14)
Accumulated other comprehensive loss	$(23)	$(21)

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	March 31,	December 31,	Useful Lives
	2019	2018	(in years)
Property and equipment:
Land	$114	$52
Buildings and improvements	270	166	7	to	40
Equipment	711	548	3	to	20
	1,095	766
Accumulated depreciation	(423)	(403)
Total property and equipment, net	$672	$363

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750.0 million may be made available to reimburse the Repack costs of full power, Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. Forty-seven of our current full power stations and thirty-seven of our current low power stations are affected by the Repack. The Repack process began in the summer of 2017 and will take approximately three years to complete. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to (gain) loss on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended
	March 31,
	2019	2018
(Gain) loss on disposal of fixed assets, net:
Proceeds from sale of assets	$(2)	$-
Proceeds from Repack	(12)	(1)
Net book value of assets disposed	2	-
Other	2	-
Total	$(10)	$(1)

Purchase of property and equipment:
Recurring purchases - operations	$9	$4
Repack	9	2
Total	$18	$6

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance of U.S. GAAP with the intent of simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. After adoption of the standard, the annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard allows for early adoption, but we have not yet made a determination as to whether to early-adopt this standard. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation Retirement Benefits Defined Benefit Plans General (Subtopic 715-20) - Disclosure Framework Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans. The update amends only annual disclosure requirements. Retrospective adoption of the update is required in fiscal 2022. The standard allows for early adoption, but we have not yet made a determination as to whether to early-adopt this standard. The adoption of this guidance requires a change in disclosures only and is not expected to have a material impact on our financial statements.

Adoption of Accounting Standards and Reclassifications

In February 2016, the FASB issued ASU 2016-02, Leases Topic 842 (“ASC 842”). ASU 2016-02 superseded Topic 840 (“ASC 840”), Leases, and thus superseded nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provided the option of applying the requirements of the new lease standard in the period of adoption using the modified retrospective approach with no restatement of comparative periods. We adopted the standard effective January 1, 2019, using the modified retrospective approach provided in ASU 2018-11. The transition guidance allowed for the election of a number of practical expedients. We elected the package of practical expedients and the short term lease practical expedient. The package of practical expedients allowed us to carryforward our classification of existing leases. With the election of the short-term practical expedient, we are not required to recognize on our consolidated balance sheet, the present value of leases with an initial term of twelve months or less. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact in our consolidated balance sheets, but did not have an impact in our consolidated income statements. Upon the adoption of this standard, we recorded a right of use (“ROU”) asset and a lease obligation liability of approximately $21 million. In addition, upon the completion of the Raycom Merger on January 2, 2019, we implemented these standards to the leases acquired in the Raycom Merger and recorded a ROU asset and a lease obligation liability of approximately $52 million and $52 million, respectively. Please refer to Note 3 “Acquisitions and Divestitures” and Note 10 “Leases” for further information.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. We have adopted this standard effective on January 1, 2019 and have recorded an adjustment of $2 million to increase our retained earnings and accumulated other comprehensive loss.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. ASU 2017-01 adds guidance to assist entities in the determination of whether an acquisition (or disposal) represents assets or a business. The update provides a test to determine whether or not an acquisition is a business. If substantially all of the fair value of the assets acquired is concentrated in a single asset or a group of similar identifiable assets, the acquired assets do not represent a business. If this test is not met, the update provides further guidance to evaluate if the acquisition represents a business. The Company adopted the guidance on January 1, 2019. The adoption did not have an impact on our financial statements.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $3 million of revenue in the three months ended March 31, 2019 that was included in the deposit liability balance as of December 31, 2018. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $10 million and $3 million as of March 31, 2019 and December 31, 2018, respectively.

Disaggregation of Revenue

Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended
	March 31,
	2019	2018
Market and service type:
Broadcast advertising:
Local	$211	$105
National	50	24
Political	3	6
Total advertising	264	135
Retransmission consent	204	86
Production companies	37	-
Other	13	5
Total revenue	$518	$226

Sales Channel:
Direct	$333	$133
Advertising agency intermediary	185	93
Total revenue	$518	$226

3.	Acquisitions and Divestitures

On January 2, 2019, we completed an acquisition of all the equity interests of Raycom Media, Inc. (“Raycom”). In connection with the acquisition of Raycom and on the same date, Gray assumed and completed Raycom’s pending acquisitions of WUPV-DT in the Richmond, VA market and KYOU-TV in the Ottumwa, IA market.  To facilitate regulatory approval of the acquisition of Raycom and to satisfy the conditions placed on the acquisition by the Antitrust Division of the U.S. Department of Justice (the “DOJ”) and the FCC, we completed the divestiture of nine television stations in overlapping markets. We refer to the acquisition of Raycom, WUPV-DT and KYOU-TV and the divestiture of the stations in the nine overlapping markets collectively as the “Raycom Merger.”

We believe the completion of the Raycom Merger is a significant step in our pursuit of strategic growth through accretive acquisition opportunities.The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. The following table lists the stations acquired and retained, net of divestitures:

DMA	Designated Market Area	Call	Network
Rank	("DMA")	Letters	Affiliation

11	Tampa-St. Petersburg (Sarasota), FL	WWSB	ABC
19	Cleveland-Akron (Canton)	WOIO	CBS
19	Cleveland-Akron (Canton)	WUAB	CW
23	Charlotte, NC	WBTV	CBS
35	Cincinnati, OH	WXIX	FOX
37	West Palm Beach-Ft. Pierce, FL	WFLX	FOX
43	Birmingham (Ann and Tusc)	WBRC	FOX
48	Louisville, KY	WAVE	NBC
50	New Orleans, LA	WVUE	FOX
51	Memphis, TN	WMC	NBC
56	Richmond- Petersburg, VA	WWBT	NBC
56	Richmond- Petersburg, VA	WUPV	CW
66	Honolulu, HI	KHNL	NBC
66	Honolulu, HI	KGMB	CBS
66	Honolulu, HI	KHBC	NBC/CBS
66	Honolulu, HI	KOGG	NBC/CBS
73	Tucson (Nogales), AZ	KOLD	CBS
74	Columbia, SC	WIS	NBC
79	Huntsville- Decatur (Florence), AL	WAFF	NBC
88	Paducah, KY/Cape Girardeau, MO/
	Harrisburg, IL	KFVS	CBS
90	Shreveport, LA	KSLA	CBS
92	Jackson, MS	WLBT	NBC
93	Savannah, GA	WTOC	CBS
94	Charleston, SC	WCSC	CBS
95	Myrtle Beach-Florence	WMBF	NBC
97	Baton Rouge, LA	WAFB	CBS
97	Baton Rouge, LA	WBXH	MY
100	Boise, ID	KNIN	FOX
103	Evansville, IN	WFIE	NBC
114	Tyler-Longview, TX	KLTV	ABC
114	Tyler-Longview, TX	KTRE	ABC
116	Montgomery, AL	WSFA	NBC
127	Columbus, GA (Opelika, AL)	WTVM	ABC
129	Wilmington, NC	WECT	NBC
131	Amarillo, TX	KFDA	CBS
131	Amarillo, TX	KEYU	TEL
142	Odessa/Midland, TX	KCWO	CW
142	Odessa/Midland, TX	KTLE	TEL
143	Lubbock, TX	KCBD	NBC
148	Wichita Falls, TX & Lawton, OK	KSWO	ABC
148	Wichita Falls, TX & Lawton, OK	KKTM	TEL
152	Albany, GA	WALB	NBC/ABC
156	Biloxi-Gulfport, MS	WLOX	ABC/CBS
168	Hattiesburg/Laurel, MS	WDAM	NBC/ABC
180	Jonesboro, AR	KAIT	ABC/NBC
200	Ottumwa, IA/Kirksville, MO	KYOU	FOX/NBC

The divestiture transactions included one station owned by us. On December 31, 2018, we sold the assets of WSWG-TV (DMA-152) in the Albany, Georgia television market for $8.5 million, excluding transaction related expenses to Marquee Broadcasting, Inc. and Marquee Broadcasting Georgia, Inc. In connection with the divestiture of the assets of WSWG-TV, we recorded a gain of approximately $4.8 million in the fourth quarter of 2018. On January 2, 2019, the following stations were acquired from Raycom and their assets were immediately divested in eight markets as follows (dollars in millions):

	Total
	Cash	Television
Purchaser	Consideration Received	Station	Location	DMA

Lockwood Broadcasting, Inc.	$67	WTNZ	Knoxville, TN	60
		WFXG	Augusta, GA	105
		WPGX	Panama City, FL	150
		WDFX	Dothan, AL	173

Scripps Media, Inc.	55	KXXV	Waco-Temple-Bryan, TX	89
		KRHD	Waco-Temple-Bryan, TX	89
		WTXL	Tallahassee, FL	112

TEGNA, Inc.	109	WTOL	Toledo, OH	71
		KWES	Odessa - Midland, TX	142
Total	$231

The allocated portion of net consideration paid for the assets and liabilities divested for the stations in these eight overlap markets was approximately $233 million.

The net consideration paid to acquire Raycom consisted of $2.84 billion of cash, 11.5 million shares of our common stock, valued at $170 million (a non-cash financing transaction), and $650 million of a new series of preferred stock (a non-cash financing transaction), for a total of $3.66 billion. Please refer to Note 6 “Stockholders Equity” and Note 7 “Preferred Stock” for further information. The cash consideration paid to acquire the two stations that Raycom had previously agreed to acquire (KYOU-TV and WUPV-TV listed above) was $17 million. The following table summarizes the consideration paid related to the Raycom Merger and the amount representing the net assets acquired and liabilities assumed (in millions):

		KYOU
		and	Net
	Raycom	WUPV	Consideration

Purchase price	$3,660	$17	$3,677
Less - consideration allocated to all assets acquired and net of liabilites assumed for the Raycom overlap market stations which were also divested on January 2, 2019	(233)	-	(233)
Purchase consideration for assets acquired and liabilities assumed net of divestitures	$3,427	$17	$3,444

The following table summarizes the preliminary values of the assets acquired, liabilities assumed and resulting goodwill of the Raycom Merger (in millions):

Cash	$117
Accounts receivable	245
Program broadcast rights	12
Other current assets	21
Property and equipment	314
Operating lease right of use asset	52
Goodwill	822
Broadcast licenses	2,004
Other intangible assets	493
Other non-current assets	22
Accrued compensation and benefits	(30)
Program broadcast obligations	(17)
Other current liabilities	(59)
Income tax reserves	(12)
Deferred income taxes	(462)
Operating lease liabilities	(52)
Other long-term liabilities	(26)
Total	$3,444

These amounts are based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches. In determining the preliminary fair value of the acquired assets and assumed liabilities, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Because of the proximity of the closing date of the Raycom Merger to the filing of this quarterly report, the magnitude and complexity of the calculations involved and the inherent issues related to the integration of our operations, the valuation of the assets acquired, liabilities assumed and resulting goodwill is not yet final. However, we expect that any adjustments to these amounts reported in subsequent periods will not be material to our financial statements as a whole.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Gross contractual amounts receivable are approximately $2 million more than their recorded fair value.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $305 million; favorable income leases of $76 million; and network affiliation agreements of $57 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.9 years for retransmission agreements; approximately 9.5 years for favorable income leases; and approximately 4.5 years for network affiliation agreements.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $822 million of goodwill related to stations acquired and retained in the Raycom Merger. A portion of the goodwill acquired, in the amount of approximately $150 million, that was deductable by Raycom, will be deductable by us for income tax purposes.

The Company’s consolidated results of operations for three-months ended March 31, 2019 include the results of the Raycom Merger beginning on January 2, 2019. Revenues attributable thereto and included in our consolidated statement of operations for the three-months ended March 31, 2019 were $280 million. Operating loss attributable thereto and included in our consolidated statement of operations for the three-months ended March 31, 2019 was $6 million.

In connection with the Raycom Merger, during the three-months ended March 31, 2019, we incurred approximately $68 million of transaction related expenses. These expenses included approximately $22 million of legal, consulting and other professional fees, approximately $18 million of incentive compensation and severance costs and approximately $28 million of expenses related to the termination of Raycom’s national sales representation agreements.

Unaudited Pro Forma Financial Information.

The following table sets forth certain unaudited pro forma information for the three-months ended March 31, 2019 and 2018 assuming that the Raycom Merger occurred on January 1, 2018 (in millions, except per share data):

	Three Months Ended
	March 31,
	2019	2018

Revenue (less agency commissions)	$518	$484

Net (loss) income	$(2)	$6

Net (loss) income attributable to common stockholders	$(15)	$(7)

Basic net (loss) income per common share	$(0.15)	$(0.08)

Diluted net(loss) income per common share	$(0.15)	$(0.08)

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of Raycom, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the Raycom Merger on January 1, 2018 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the three-months ended March 31, 2019 and 2018 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, transaction expenses, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

4.      Long-term Debt

As of March 31, 2019, long-term debt primarily consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”), our 5.875% senior notes due 2026 (the “2026 Notes”) and our 7.0% senior notes due 2027 (the “2027 Notes”). As of December 31, 2018, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 2024 Notes, our 2026 Notes and our 2027 Notes as follows (in millions):

	March 31,	December 31,
	2019	2018
Long-term debt:
2017 Senior Credit Facility	$-	$595
2019 Senior Credit Facility	1,992	-
2024 Notes	525	525
2026 Notes	700	700
2027 Notes	750	750
Total outstanding principal, including current portion	3,967	2,570
Unamortized deferred loan costs - 2017 Senior Credit Facility	-	(9)
Unamortized deferred loan costs - 2019 Senior Credit Facility	(49)	-
Unamortized deferred loan costs - 2024 Notes	(6)	(6)
Unamortized deferred loan costs - 2026 Notes	(8)	(8)
Unamortized deferred loan costs - 2027 Notes	(12)	(2)
Unamortized premium - 2026 Notes	4	4
Long-term debt, less deferred financing costs	3,896	2,549
Less current portion	(14)	-
Long-term debt, less current portion and deferred financing costs	$3,882	$2,549

Borrowing availability under Revolving Credit Facility	$200	$100

In connection with the Raycom Merger, on January 2, 2019, we amended our senior credit facility (the “2019 Senior Credit Facility”) as follows: (1) we replaced our existing $100 million revolving credit facility under our prior senior credit facility with a new five year revolving credit facility (the “2019 Revolving Credit Facility”), the terms of which provide for up to $200 million in available borrowings and a maturity date of January 1, 2024, and (2) we incurred a $1.4 billion term loan (the “2019 Term Loan”), which matures on January 1, 2026. Since the Raycom Merger was not completed by December 15, 2018, we incurred a ticking fee of $0.8 million at a rate of 1.25% of the 2019 Term Loan amount, from December 16, 2018 to January 1, 2019. In addition, we assumed $750.0 million of the 2027 Notes, which were issued by our special purpose, wholly-owned subsidiary on November 16, 2018. The proceeds of the 2019 Term Loan and the 2027 Notes were used to fund a portion of the cash consideration payable in the Raycom Merger.

Borrowings under the 2019 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case, plus an applicable margin. The applicable margin is 2.5% for LIBOR borrowings and 1.5% for Base Rate borrowings. As of March 31, 2019, the interest rate on the balance outstanding under the 2019 Term Loan was 5.0%. The 2019 Term Loan matures on January 2, 2026.

Borrowings under the 2017 Term Loan bear interest, at our option, at either LIBOR or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2019 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of March 31, 2019, the interest rate on the balance outstanding under the 2017 Term Loan was 4.7%. The 2017 Term Loan matures on February 7, 2024.

Borrowings under the 2019 Revolving Credit Facility currently bear interest, at our option, at either LIBOR plus 2.50% or Base Rate plus 1.50%, in each case based on a first lien leverage ratio test as set forth in the 2019 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR plus 1.50%. We are required to pay a commitment fee on the average daily unused portion of the 2019 Revolving Credit Facility, which may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio. The 2019 Revolving Credit Facility matures on January 2, 2024.

We incurred $42.5 million of transaction fees and expenses related to the 2019 Senior Credit Facility. At March 31, 2019 these were recorded as a reduction of the balance of the outstanding debt and are amortized over the life of the 2019 Senior Credit Facility. The amortization of these fees is included in our interest expense.

As of March 31, 2019, the aggregate minimum principal maturities of our long term debt for the remainder of 2019 and the succeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2024 Notes	2026 Notes	2027 Notes	Total
Remainder of 2019	$11	$-	$-	$-	$11
2020	14	-	-	-	14
2021	14	-	-	-	14
2022	14	-	-	-	14
2023	14	-	-	-	14
2024	14	525	-	-	539
Thereafter	1,911	-	700	750	3,361
Total	$1,992	$525	$700	$750	$3,967

Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2024 Notes, 2026 Notes and 2027 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2024 Notes, 2026 Notes and 2027 Notes are minor. As of March 31, 2019, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2024 Notes, the 2026 Notes and the 2027 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of March 31, 2019 and December 31, 2018, we were in compliance with all required covenants under all our debt obligations.

For all of our interest bearing obligations, we made interest payments of approximately $40.9 million and $26.7 million during the three-months ended March 31, 2019 and 2018, respectively. We did not capitalize any interest payments during the three-months ended March 31, 2019 or 2018.

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

The carrying amount of our long-term debt was $3.9 billion and $2.5 billion, respectively, and the fair value was $4.0 billion and $2.4 billion, respectively, as of March 31, 2019 and December 31, 2018. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2019 and December 31, 2018, and as such is classified within Level 2 of the fair value hierarchy.

6.     Stockholders’ Equity

We are authorized to issue 245 million shares in total of all classes of stock consisting of 25 million shares of Class A common stock, 200 million shares of common stock, and 20 million shares of “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the three months ending March 31, 2019 and 2018, we did not declare or pay any common stock or Class A common stock dividends.

On January 2, 2019, we issued 11.5 million shares of our common stock at a price of $14.74 per share, the closing price for our common stock on the last trading day preceding the transaction, to certain former shareholders of Raycom as part of the total consideration paid for the Raycom Merger. We incurred transaction fees and expenses of approximately $0.1 million related to the issuance of these shares that were recorded as a reduction of the balance outstanding of our common stock in our balance sheets.

In each of March and November 2004, the Board of Directors authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of March 31, 2019, 279,200 shares remain available for repurchase under this authorization, which has no expiration date. On November 6, 2016, the Board of Directors authorized the Company to purchase up to an additional $75 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”). As of March 31, 2019, $50 million remains available to purchase shares of our common stock under the 2016 Repurchase Authorization.

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

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or Class A common stock. During the three months ended March 31, 2019, we issued 196,509 shares of our common stock, valued at $4 million, to the qualifying participants in our 401(k) plan for our discretionary profit sharing contribution for the year ended December 31, 2018. As of March 31, 2019, we had reserved 6,204,805 shares and 1,503,254 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.     Preferred Stock

In connection with the Raycom Merger, on January 2, 2019, we issued 650,000 shares of our Series A Perpetual Preferred Stock, with a stated face value and liquidation value of $1,000 per share (the “Series A Preferred Stock”). Holders of shares of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Preferred Stock. The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash or 8.5% per annum if such dividends are to be paid in additional shares of Series A Preferred Stock. If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Preferred Stock, through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

With respect to the payment of dividends, the Series A Preferred Stock will rank senior to all classes and series of our common stock and all other equity securities designated as ranking junior to the Series A Preferred Stock, and no new issuances of common or preferred stock will rank on a parity with, nor senior to, the Series A Preferred Stock.

All or any portion of the outstanding Series A Preferred Stock may be redeemed at the Company’s option at any time, upon written notice to the holders of Series A Preferred Stock at least 30 and not more than 60 days prior to the date of such optional redemption. The per share redemption price for Series A Preferred Stock will be equal to the sum of the liquidation value and the per-share amount of any unpaid dividends for the current quarterly dividend period, up to and including the date of redemption. Holders of shares of Series A Preferred Stock redeemed will be paid in cash.

The Series A Preferred Stock is also subject to mandatory redemption upon the occurrence of certain change of control transactions or upon the sale or other disposition of all or substantially all of our assets. The holders of Series A Preferred Stock do not have any right to exchange or convert the shares into any other securities.

In general, the holders of the Series A Preferred Stock do not have any voting rights except as set forth in the terms of the Series A Preferred Stock or as otherwise required by law, in which case, each share of Series A Preferred Stock will be entitled to one vote.

The approval of the holders of the Series A Preferred Stock, voting separately as a class, is required in order to authorize, create, issue new shares of Series A Perpetual Preferred stock (other than to pay dividends) or alter the rights of any other shares that are or would be equal to or senior to the Series A Preferred Stock, or to amend, alter or repeal the Company’s Restated Articles of Incorporation as amended from time to time if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the New Preferred Stock.

The Series A Preferred Stock does not have preemptive rights as to any of our other securities, or any warrants, rights, or options to acquire any of our securities.

In the event that the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, holders of Series A Preferred Stock will be entitled to receive for each share of Series A Preferred Stock, out of the Company’s assets or proceeds thereof available for distribution to shareholders, subject to the rights of any creditors, payment in full in an amount equal to the liquidation value and the per-share amount of any unpaid dividends for the current quarterly dividend period. Holders of Series A Preferred Stock would be entitled to receive this amount before any distribution of assets or proceeds to holders of our common stock and any other stock whose rights are junior to the Series A Preferred Stock. If in any distribution described above, our assets are not sufficient to pay in full the amounts payable with respect to the outstanding shares of Series A Preferred Stock or any stock whose rights are equal to the Series A Preferred Stock, holders of the Series A Preferred Stock would share ratably in any such distribution in proportion to the full respective distributions to which they are entitled. Shareholders are not subject to further assessments on their shares of the New Preferred Stock.

8.     Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our income statement. During the three-months ended March 31, 2019, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2019, we expect to contribute $2 million to this plan.

During the three-months ended March 31, 2019, we contributed $3 million in matching cash contributions, and shares of our common stock valued at $4 million for our 2018 discretionary profit-sharing contributions, to the 401(k) plan. During the remainder of 2019, we expect to contribute $13 million of matching cash contributions to this plan.

9. Stock-based Compensation

We recognize compensation expense for share-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2019 and 2018, respectively (in millions).

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense, gross	$2	$2
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(1)
Stock-based compensation expense, net	$1	$1

All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the three-months ended March 31, 2019, we granted under the 2017 EICP:

●

99,905 shares of restricted Class A common stock with a grant date fair value per share of $15.36 to an employee, of which 33,302 shares will vest on each of January 31, 2020 and 2021 and 33,301 shares will vest on January 31, 2022;

●

99,905 shares of restricted Class A common stock with a grant date fair value per share of $15.36 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022;

●	340,993 shares of restricted common stock with a grant date fair value per share of $14.85 to certain employees that will vest on January 2, 2021;

●

277,048 shares of restricted common stock with a grant date fair value of $16.55 to certain employees, of which 92,349 shares will vest on each of January 31, 2020 and 2021, and 92,350 shares will vest on January 31, 2022;

●

48,338 shares of restricted common stock with a grant date fair value per share of $16.55 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022; and

●	11,223 shares of restricted common stock with a grant date fair value per share of $17.83 to an employee that will vest on February 15, 2020.

During the three-months ended March 31, 2018, we granted under the 2017 EICP:

●

110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, of which 36,680 shares vested on February 28, 2019 and 36,680 shares will vest on each of February 28, 2020 and 2021;

●

110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, subject to the achievement of certain performance measures, which will vest on February 28, 2021; and

●

318,196 shares of restricted common stock with a grant date fair value per share of $15.25 to certain employees; net of forfeitures, 131,106 shares vested on February 28, 2019, 69,651 shares will vest on February 28, 2020, and 69,652 shares will vest on February 28, 2021.

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2019 and 2018, respectively, is as follows:

	Three Months Ended March 31,
	2019		2018
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	578,894	$13.14	503,685	$11.14
Granted (1)	677,602	15.72	318,196	15.25
Vested	(279,170)	13.25	(225,570)	11.21
Outstanding - end of period	977,326	$14.89	596,311	$13.31

Restricted Class A common stock:
Outstanding - beginning of period	407,786	$11.82	462,632	$10.63
Granted (1)	199,810	15.36	220,080	12.65
Vested	(158,312)	11.38	(274,926)	10.48
Outstanding - end of period	449,284	$13.55	407,786	$11.82

Restricted stock units - common stock:
Outstanding - beginning of period	-	$-	209,500	$15.70
Vested	-	-	(209,500)	15.70
Outstanding - end of period	-	$-	-	$-

(1)	For awards subject to future performance conditions, amounts assume target performance.

At March 31, 2019 and December 31, 2018, we had 274,746 options to acquire our common stock outstanding, all of which were vested and exercisable. The exercise price of all outstanding stock options is $1.99 per share. As of March 31, 2019 and December 31, 2018, we did not have any options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was $5 million based on the closing market price of our common stock on March 31, 2019.

10. Leases

Operating Leases

We lease various assets with non-cancellable lease terms that range between one and ninety-nine years. Many of these leases have optional renewal periods ranging between one and twenty years. We define the lease term as the original lease base period plus optional renewal periods that we reasonably expect to be exercised. We do not include renewal periods exercisable more than ten years from the commencement date in the lease term as we cannot reasonably expect to exercise an option that far into the future. Some of our leases have free rent periods, tenant allowances and/or fixed or variable rent escalators. We record operating lease expense on a straight-line basis over the lease term. Operating lease expense is included in operating expenses in our statements of operations.

We lease land, buildings, transmission towers, right of way easements, and equipment through operating leases. We generally lease land for the purpose of erecting transmission towers for our broadcast operations. Our building leases consist of office space and broadcast studios. For transmission towers we do not own, we lease space for our transmission equipment on the third party towers. We lease right of ways for various purposes including ingress and egress for tower locations and guyed wire space. Our equipment leases consist of office, transmission and production equipment.

We allocate consideration paid in the contract to lease and nonlease components based upon the contract or associate invoice received if applicable. Lease components include base rent, fixed rate escalators and in-substance fixed payments associated with the asset leased. Non-lease components include common area maintenance and operating expenses associated with the leased asset. We have not elected the practical expedient to combine lease and nonlease components. As such, we only include the lease component in the calculation of right-of-use asset and lease liability. The incremental borrowing rate we use for the calculation is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term based upon our borrower risk profile.

Variable lease payments are not significant and are included in operating lease expense as a component of operating expense in our statement of operations. Variable lease payments are generally associated with usage based leases and variable payment escalators such as consumer price index increases (CPI) incurred after the date of the adoption of ASC 842. Some of our land leases require us to pay a percentage of the revenue earned from leasing space on the towers we erect on the leased land. We included the payment level of CPI and percentage rent amounts at the time of the adoption of ASC 842 in the base rent for calculating the right-of-use asset and lease liability. CPI adjustments and percentage rent amounts that differ from the amount included in ASC 842 calculation are included in variable lease payments.

We recognize leases with an initial term of 12 months or less as short-term leases. Lease payments associated with short-term leases are expensed as incurred in our operating lease expense and are not included in our calculation of right-of-use assets or lease liabilities. Short-term leases generally consist of rentals of production or broadcast equipment for short periods of time.

As of March 31, 2019, the weighted average remaining term of our operating leases was 10.9 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.75%.

The table below describes the nature of lease expense and classification of operating lease expense recognized in the three months ended (in millions):

		Three Months Ended
	Classification	March 31, 2019
Lease expense
Operating lease expense	Operating expenses	$3
Short-term lease expense	Operating expenses	1
Total lease expense		$4

The maturities of operating lease liabilities as of March 31, 2019, for the remainder of 2019 and the succeeding 5 years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2019	$8
2020	10
2021	9
2022	9
2023	9
Thereafter	57
Total lease payments	102
Less: Imputed interest	(31)
Present value of lease liabilties	$71

We had no material capital leases as of December 31, 2018. Our aggregate minimum lease payments under operating leases as of December 31, 2018 were as follows (in millions):

Operating Leases
2019	$3
2020	3
2021	3
2022	3
2023	2
Thereafter	12
Total	$26

Our aggregate lease payments under operating leases as of December 31, 2018 are based on ASC 840 that was superseded upon the adoption of ASC 842 on January 1, 2019. Our maturities of operating lease liabilities as of March 31, 2019 was significantly higher than our aggregate lease payments under operating leases as of December 31, 2018 due primarily to our completion of the Raycom Merger on January 2, 2019.

Financing Leases

We lease certain vehicles through a financing master lease. The weighted average remaining lease term of the vehicles under this lease is 3.4 years. The interest rate for each vehicle leased is 4.5%.  We recorded a right-of-use asset and lease liability of $2 million, respectively, upon the adoption of ASC 842 related to these financing leases. The right-of-use asset is recorded in other noncurrent assets in our balance sheets. The current portion of the lease liability is recorded as current portion of the financing lease liability in current liabilities and the long term portion is recorded as finance lease liability in noncurrent liabilities in our balance sheets.

Amortization expense associated with this lease is included in amortization expense as a component of operating expense, and interest expense is included in interest expense in our statement of operations. Amortization and interest expenses were not material in the three months ended March 31, 2019. Cash paid for financing leases is included in our cash flows from financing activities and cash paid for interest on financing leases is included in our cash flow from operating activities.

Supplemental Cash Flow Information

Supplemental cash flow information related to leases is as follows (in millions):

Three Months Ended
March 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$3

For the three months ended March 31, 2019, cash paid for amounts included in measurement of liabilities for operating cash flows from finance leases and financing cash flows from finance leases as well as ROU assets obtained in exchange for lease liabilities were not material.

11. Commitments and Contingencies

Legal Proceedings and Claims

We are and expect to continue to be subject to legal actions, proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, proceedings and claims will not materially affect our financial position, results of operations or cash flows, although legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could have a material adverse impact on our financial position, results of operations or cash flows.

Pending Acquisitions

On May 1, 2018, we entered into an agreement to acquire KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 115), for $32.5 million. The transaction is subject to regulatory approvals and other customary closing conditions. Pending such approvals and conditions, we expect that this transaction will close in the second or third quarter of 2019, using cash on hand.

Charlottesville Transactions - On February 28, 2019, we entered into an agreement to acquire the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 183) from Waterman Broadcasting Corporation for $12.0 million, using cash on hand. Also on February 28, 2019, in order to meet regulatory requirements, we agreed to divest our stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC), for $25.0 million in cash to Lockwood Broadcasting, Inc. We expect these transactions will close later in the second quarter of 2019.

12.      Goodwill and Intangible Assets

During the three months ended March 31, 2019, we completed the Raycom Merger, that included the acquisition of goodwill, broadcast licenses and finite-lived intangible assets. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the three months ended March 31, 2019 is as follows (in millions):

	Net Balance at				Net Balance at
	December 31,				March 31,
	2018	Net Additions	Impairments	Amortization	2019

Goodwill	$612	$822	$-	$-	$1,434
Broadcast licenses	1,530	2,004	-	-	3,534
Finite-lived intangible assets	53	493	-	(29)	517
Total intangible assets net of accumulated amortization	$2,195	$3,319	$-	$(29)	$5,485

A summary of the changes in our goodwill, on a gross basis, for the three months ended March 31, 2019, is as follows (in millions):

	As of			As of
	December 31,			March 31,
	2018	Net Additions	Impairments	2019

Goodwill, gross	$711	$822	$-	$1,533
Accumulated goodwill impairmant	(99)	-	-	(99)
Goodwill, net	$612	$822	$-	$1,434

As of March 31, 2019 and December 31, 2018, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2019			As of December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,587	$(53)	$3,534	$1,583	$(53)	$1,530
Goodwill	1,434	-	1,434	612	-	612
	$5,021	$(53)	$4,968	$2,195	$(53)	$2,142

Intangible assets subject to amortization:
Network affiliation agreements	$54	$(9)	$45	$6	$(6)	$-
Other finite-lived intangible assets	588	(116)	472	143	(90)	53
	$642	$(125)	$517	$149	$(96)	$53

Total intangibles	$5,663	$(178)	$5,485	$2,344	$(149)	$2,195

Amortization expense for the three-months ended March 31, 2019 and 2018 was $29 million and $5 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2019 will be approximately $85 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2020, $100 million; 2021, $95 million; 2022, $91 million; 2023, $85 million; and 2024, $21 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the three-months ended March 31, 2019 or 2018.

13. Income Taxes

For the three-months ended March 31, 2019 and 2018, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Income tax expense	$3	$6
Effective income tax rate	(20%)	23%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21.0% to our effective income tax rate. For the three-months ended March 31, 2019, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of (20%) as follows: state income taxes added 6%, permanent differences between our U.S. GAAP income and taxable income related to 1) restricted stock vesting that resulted in an increase of 6%, and 2) the divestiture of component 2 goodwill that resulted in a decrease of 53%. For the three-months ended March 31, 2018, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 23% as follows: state income taxes added 5% and discrete adjustments resulted in a reduction of 3%.

14. Segment information

The Company operates in two business segments: broadcasting and production companies. The broadcasting segment operates television stations located across 93 local markets in the United States. The production companies segment includes the production of television content. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning the Company’s operating segments (in millions):

		Production
As of and for the three months ended March 31, 2019:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$481	$37	$-	$518
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	356	35	48	439
Depreciation and amortization	45	3	1	49
(Gain) loss on disposal of assets, net	(9)	-	(1)	(10)
Operating expenses	392	38	48	478
Operating income	$89	$(1)	$(48)	$40

Interest expense	$-	$-	$58	$58
Capital expenditures (excluding business combinations)	$15	$-	$3	$18
Goodwill	$1,394	$40	$-	$1,434
Total Assets	$6,990	$3	$2	$6,995

For the three months ended March 31, 2018:

Revenue (less agency commissions)	$226	$-	$-	$226
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	150	-	8	158
Depreciation and amortization	19	-	-	19
(Gain) loss on disposal of assets, net	(1)	-	-	(1)
Operating expenses	168	-	8	176
Operating income	$58	$-	$(8)	$50

Interest expense	$-	$-	$24	$24
Capital expenditures (excluding business combinations)	$6	$-	$-	$6

As of December 31, 2018:

Goodwill	$612	$-	$-	$612
Total Assets	$3,242	$-	$971	$4,213

15.     Subsequent Events

United Acquisition - On May 1, 2019, we completed the acquisition of the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 178) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 199) from United Communications, Inc. for $45 million. We began operating those stations on March 1, 2019 under a local programming and marketing agreement, thereby increasing the total number of our markets to 93. As of March 31, 2019, we had prepaid the majority of the $45 million purchase price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC.

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television stations and digital assets in the United States. Currently we own television stations and locally focused digital platforms in 93 television markets broadcasting almost 400 separate programming streams, including approximately 150 affiliates of the Big Four TV networks. Our station portfolio reaches approximately 24% of total United States television households. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content.

Our television stations achieved the #1 ranking in overall audience in 69 of our 93 markets. In addition, our stations achieved the #1 or #2 ranking in overall audience in 87 of our 93 markets among all local television stations between December 2017 and November 2018.

Acquisitions

On January 2, 2019, we completed the Raycom Merger. Net of station divestitures due to market overlaps, this transaction added television stations in 34 new markets. In addition to the high quality television stations acquired as part of the Raycom Merger, we also acquired businesses that provide sports marketing and production services that we believe has resulted in us becoming a more diversified media company. The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. By combining these two companies, we now own and operate television stations and leading digital properties in television markets from Alaska and Hawaii to Maine and Florida.

Upon consummation of the Raycom Merger, all outstanding shares of Raycom capital stock, and options and warrants to purchase Raycom capital stock, were cancelled, and all outstanding indebtedness was repaid, in exchange for aggregate consideration consisting of: (i) 11.5 million shares of the Company’s common stock valued at $170 million, for which we filed a registration statement in January 2019, covering the resale of the shares issued; (ii) $2.84 billion in cash; and (iii) 650,000 shares of Series A Preferred Stock of the Company, with a stated face value of $1,000 per share or $650 million, issued to holders of warrants to purchase shares of Raycom. The Series A Preferred Stock accrues dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional Series A Preferred Stock, at the election of Gray. The holders of Series A Preferred Stock are not entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the Series A Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

The completion of the Raycom Merger has materially affected our operations, liquidity and capital expenditures. In addition to the effects on our balance sheet from the financing transactions described below, our results of operations and cash flows have increased substantially. We also expect that the Raycom Merger will create opportunities to reduce or eliminate redundancies in our combined operations, and that these synergies will be implemented in phases over several years. Please see Note 3 “Acquisitions and Divestitures” and Note 4 “Long-Term Debt” of our condensed consolidated financial statements included elsewhere herein for additional information on the Raycom Merger including on any financing transaction completed in connection therewith.

Revenues, Operations, Cyclicality and Seasonality

Our operating revenues are derived primarily from broadcast and internet advertising and retransmission consent fees and, to a lesser extent, from other sources such as production of sporting events and related television content, tower rentals and management fees.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the three months ended March 31, 2019 and 2018, we derived approximately 25% and 24%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two year election cycle. These temporary declines are expected to reverse themselves in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended March 31,
	2019		2018
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$211	40.7%	$105	46.5%
National	50	9.7%	24	10.6%
Political	3	0.6%	6	2.7%
Retransmission consent	204	39.4%	86	38.1%
Production companies	37	7.1%	-	0.0%
Other	13	2.5%	5	2.1%
Total	$518	100.0%	$226	100.0%

Results of Operations

Three-Months Ended March 31, 2019 (“the 2019 three-month period”) Compared to Three-Months Ended March 31, 2018 (“the 2018 three-month period”)

Revenue. Total revenue increased $292 million, or 129%, to $518 million in the 2019 three-month period. The Raycom Merger accounted for approximately $280 million of the increase in our total revenue in the 2019 three-month period. Excluding the revenue attributable to the Raycom Merger, total revenue increased primarily due to retransmission consent revenue that increased by $15 million. Political advertising revenue decreased $3 million in the first quarter of 2019, resulting primarily from 2019 being the “off-year” of the two-year election cycle. Excluding revenue attributable to the Raycom Merger, local and national revenue were unchanged in the 2019 three-month period. Including revenue attributable to the Raycom Merger, local and national revenue from the broadcast of the 2019 Super Bowl on our CBS-affiliated stations of approximately $5 million, compared to $2 million that we earned from the broadcast of the 2018 Super Bowl on our NBC-affiliated stations. There were no Olympic broadcasts in the first quarter of 2019, compared to $6 million of total revenue from the broadcast of the Winter Olympic Games on our NBC-affiliated stations in the 2018 three-month period. Revenue earned by the production companies acquired as a result of the Raycom Merger was approximately $37 million.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $206 million, or 137%, to $356 million in the 2019 three-month period. The Raycom Merger accounted for all of the increase in broadcast operating expenses. Including the broadcast operating expenses attributable to the Raycom Merger, non-compensation expense increased $125 million primarily as a result of a $62 million increase in retransmission expense, consistent with the increased retransmission consent revenue. In connection with the Raycom Merger, we incurred non-compensation expenses of approximately $28 million for the termination of certain national sales representation agreements. Compensation expenses increased by $81 million and included approximately $11 million for incentive compensation and severance costs related to the Raycom Merger.

Production Company Expenses. Operating expenses, related to the production companies acquired in the Raycom Merger, were $35 million in the first quarter of 2019. Non-compensation expenses were $28 million, of which the primary components included the costs for the rights to broadcast sporting events of $23 million and professional services of $3 million. Total compensation expenses were $7 million.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $40 million, or 500%, to $48 million in the 2019 three month period. The Raycom Merger accounted for approximately $10 million of the increase in corporate and administrative expenses. Including the corporate and administrative expenses attributable to the Raycom Merger, non-compensation expense increased by $25 million, to $29 million primarily as a result of $22 million of professional fees related to the Raycom Merger. Compensation expense increased $15 million, to $19 million, primarily due to $10 million of acquisition related incentive compensation and severance expense related to the elimination of redundant positions.

Depreciation. Depreciation of property and equipment totaled $20 million and $14 million for the 2019 three-month period and the 2018 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in connection with the Raycom Merger.

Amortization. Amortization of intangible assets totaled $29 million and $5 million for the 2019 three-month period and the 2018 three-month period, respectively. Amortization expense increased primarily due to the finite-lived intangible assets acquired in connection with the Raycom Merger.

Interest Expense. Interest expense increased $34 million to $58 million for the 2019 three-month period compared to the 2018 three-month period. This increase was attributable to our borrowings to finance the Raycom Merger, including, $1.4 billion under our senior credit facility and $750 million of our 2027 Notes. The average interest rates on our total outstanding debt balance were 5.5% and 5.0% during the 2019 three-month period and the 2018 three-month period, respectively. Our average outstanding debt balance was $4.0 billion during the 2019 three-month period and $1.8 billion during the 2018 three-month period.

Income tax expense. During the 2019 three-month period, we recognized income tax expense of $3 million that is the net result of a $5 million income tax benefit for the period, but that is offset by $8 million of income tax expense related to discrete items. During the 2018 three-month period, we recognized income tax expense of $6 million. For the 2019 three-month period and the 2018 three-month period, our effective income tax rate was (20%) and 23%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2019 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 21.0% to our effective income tax rate of (20%) as follows: state income taxes added 6%, permanent differences between our U.S. GAAP income and taxable income related to 1) restricted stock vesting that resulted in an increase of 6%, and 2) the divestiture of component 2 goodwill that resulted in a decrease of 53%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$24	$15
Net cash used in investing activities	(2,562)	(8)
Net cash (used in) provided by financing activities	1,344	(26)
Net decrease in cash	$(1,194)	$(19)

	As of
	March 31,	December 31,
	2019	2018
Cash	$225	$667
Restricted cash	$-	$752
Long-term debt, less deferred financing costs	$3,896	$2,549
Borrowing availability under the Revolving Credit Facility	$200	$100

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $24 million in the 2019 three-month period compared to net cash provided by operating activities of $15 million in the 2018 three-month period. The increase of $9 million in the 2019 three-month period was primarily the result of a decrease in net income of $38 million that was partially offset by a $21 million net increase in non-cash expenses, primarily depreciation of fixed assets and amortization of defininte-lived intangible assets related to the Raycom Merger. Approximately $26 million of cash was provided by changes in net working capital, also related to the Raycom Merger.

Net cash used in investing activities was $2.6 billion in the 2019 three-month period compared to net cash used in investing activities of $8 million for the 2018 three-month period. The increase was largely due to $2.7 billion from the Raycom Merger in the 2019 three-month period, net of $231 million of proceeds from divestitures, primarily from the eight overlap markets related to the Raycom Merger. Also in the 2019 three-month period, we made acquisition pre-payments of $47 million related to stations acquired subsequent to March 31, 2019.

Net cash provided by financing activities was approximately $1.3 billion in the 2019 three-month period compared to net cash used in financing activities of $26 million in the 2018 three-month period. Cash provided by financing activities in the 2019 three-month period was primarily due to the $1.4 billion of borrowings under our 2019 Term Loan on our 2019 Senior Credit Facility to finance the Raycom Merger. In connection with the borrowings to finance the Raycom Merger we used approximately $50 million for deferred loan costs.

Liquidity

We have $14.0 million in debt principal payments due over the twelve months immediately following March 31, 2019 and we estimate that we will make approximately $219 million in debt interest payments over the same period.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, cash expected to be generated from future operations, borrowings from time to time under the 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our cash expected to be generated from future operations and borrowing availability under the 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the term loans under the 2019 Senior Credit Facility.

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2019 and 2018 three-month periods were $18 million and $6 million, respectively. Excluding Repack, our capital expenditures were $9 million and $4 million, respectively. Our capitalized Repack costs and associated reimbursements for 2019 and 2018 three-month periods were $9 million and $2 million, respectively. As of March 31, 2019, the amount requested from the FCC for Repack, but not yet received, was approximately $17 million. Excluding Repack, but including Repack related expenditures, we expect that our capital expenditures will be approximately $75.0 million during 2019. In addition, capital expenditures for Repack during 2019 are expected to range between approximately $24.0 million and $28.0 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Pending Acquisitions and Divestitures

On May 1, 2018, we entered into an agreement to acquire KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 115), for $32.5 million. The transaction is subject to regulatory approvals and other customary closing conditions. Pending such approvals and acquisitions, we expect that this transaction will close in the second or third quarter of 2019, using cash on hand.

On February 28, 2019, we entered into an agreement to acquire the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 183) from Waterman Broadcasting Corporation for $12.0 million, using cash on hand. Also on February 28, 2019, in order to meet regulatory requirements, we agreed to divest our stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC), for $25.0 million in cash to Lockwood Broadcasting, Inc. We expect these transactions will close later in the second quarter of 2019.

Subsequent Acquisition

On May 1, 2019, we completed the acquisition of the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 178) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 199) from United Communications, Inc. for $45 million. We began operating those stations on March 1, 2019 under a local programming and marketing agreement, thereby increasing the total number of our markets to 93. As of March 31, 2019, we had prepaid the majority of the $45 million purchase price.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue, to pay more significant amounts of income taxes. During the 2019 three-month period, we did not make any tax payments. During the remainder of 2019, we anticipate making income tax payments (net of refunds) of approximately $13 million.

During the 2019 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2019, we expect to contribute $2 million to this pension plan.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2018 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments, the expected closing dates of our Charlottsville, VA and Sioux Falls, SD transactions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2018 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2019 has not materially changed since December 31, 2018. Our market risk profile on December 31, 2018 is disclosed in our 2018 Form 10-K.

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

During the three-month period ended March 31, 2019, we implemented changes in our internal control over financial reporting in connection with the adoption of ASU 2016-02 – Leases (Topic 842). These changes included controls related to the collection of data for the amounts that we disclose in the footnotes to our financial statements. Our evaluation included controls that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Please refer to the information set out under the heading “Risk Factors” in Part I, Item 1A in our 2018 Form 10-K for a description of risk factors that we determined to be most material to our financial condition and results of operations. We do not believe there have been any material changes in these risk factors. Additional risks not currently known to us or that we do not currently consider material may also materially adversely affect our financial condition and results of operations in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2019, we issued (i) 11.5 million shares of our common stock (the “Common Stock Consideration”), valued at $169.5 million and (ii) 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock Consideration” and, together with the Common Stock Consideration, the “Stock Consideration”), with a stated face value of $1,000 per share, as a portion of the consideration paid in the Raycom Merger. No placement or underwriting fees were paid in connection with the issuance of the Stock Consideration. The Stock Consideration was issued to certain legacy Raycom shareholders in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, as specified by the Rule 144A safe harbor, as the Stock Consideration was issued to Raycom shareholders in a privately negotiated transaction not involving any public offering or solicitation. Shares of the Preferred Stock Consideration accrue dividends on the face value of such shares (A) in cash at a rate of 8% per annum or, (B) at the Company’s option, in-kind at a rate of 8.5% per annum. The holders of the Preferred Stock Consideration do not have any right to exchange or convert such shares into any of our other securities. The shares of our Common Stock Consideration issued to certain legacy Raycom shareholders, upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, have been registered for resale with the SEC on a selling stockholder shelf registration statement on Form S-3, file no. 333-229162.

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

GRAY TELEVISION, INC.

Date: May 8, 2019	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer