Form 10-Q
period 2019-06-30
GRAY TELEVISION INC
filed 2019-08-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                        Yes           No     ✔

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock (no par value)	GTN.A	New York Stock Exchange
common stock (no par value)	GTN	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
94,285,366 shares outstanding as of July 31, 2019	6,881,192 shares outstanding as of July 31, 2019

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash	$251	$667
Accounts receivable trade, less allowance for doubtful accounts of $9 and $5, respectively	390	184
Current portion of program broadcast rights, net	9	15
Prepaid and other current assets	33	7
Total current assets	683	873

Property and equipment, net	686	363
Operating leases right of use asset	66	-
Broadcast licenses	3,558	1,530
Goodwill	1,452	612
Other intangible assets, net	497	53
Investments in broadcasting and technology companies	17	17
Restricted cash	-	752
Other	42	13
Total assets	$7,001	$4,213

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	June 30,	December 31,
	2019	2018
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$12	$8
Employee compensation and benefits	50	35
Accrued interest	39	34
Accrued network programming fees	27	22
Other accrued expenses	27	18
Federal and state income taxes	27	14
Current portion of program broadcast obligations	9	15
Deferred revenue	9	4
Dividends payable	13	-
Current portion of operating lease liabilities	6	-
Current portion of long-term debt	14	-
Total current liabilities	233	150

Long-term debt, less current portion and deferred financing costs	3,881	2,549
Program broadcast obligations, less current portion	7	5
Deferred income taxes	760	285
Accrued pension costs	33	33
Operating lease liabilities	61	-
Other	13	4
Total liabilities	4,988	3,026

Commitments and contingencies (Note 11)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares and 0 shares, ($650 and $0 aggregate liquidation value, respectively)	650	-

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 101,714,180 shares and 89,298,943 shares, respectively, and outstanding 94,285,366 shares and 82,022,500 shares, respectively	1,086	907
Class A common stock, no par value; authorized 25,000,000 shares, issued 8,768,959 shares and 8,569,149 shares, respectively, and outstanding 6,881,192 shares and 6,729,035 shares, respectively	27	27
Retained earnings	377	372
Accumulated other comprehensive loss, net of income tax benefit	(26)	(21)
	1,464	1,285
Treasury stock at cost, common stock, 7,428,814 shares and 7,276,443 shares, respectively	(75)	(72)
Treasury stock at cost, Class A common stock, 1,887,767 shares and 1,840,114 shares, respectively	(26)	(26)
Total stockholders’ equity	1,363	1,187
Total liabilities and stockholders’ equity	$7,001	$4,213

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue (less agency commissions)
Broadcasting	$499	$250	$980	$477
Production companies	9	-	46	-
Total revenue (less agency commissions)	508	250	1,026	477
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	314	142	670	292
Production companies	9	-	44	-
Corporate and administrative	21	11	69	19
Depreciation	20	13	40	27
Amortization of intangible assets	28	5	57	11
Gain on disposals of assets, net	(3)	(1)	(13)	(2)
Operating expenses	389	170	867	347
Operating income	119	80	159	130
Other income (expense):
Miscellaneous income, net	1	1	4	1
Interest expense	(58)	(25)	(116)	(49)
Income before income taxes	62	56	47	82
Income tax expense	18	15	21	21
Net income	44	41	26	61
Preferred stock dividends	13	-	26	-
Net income attributable to common stockholders	$31	$41	$-	$61

Basic per share information:
Net income attributable to common stockholders	$0.31	$0.46	$-	$0.69
Weighted-average shares outstanding	100	88	100	88

Diluted per share information:
Net income attributable to common stockholders	$0.31	$0.46	$-	$0.68
Weighted-average shares outstanding	101	88	100	89

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2017	8,349,069	$25	88,788,664	$902	$162	(1,750,692)	$(24)	(5,535,076)	$(50)	$(22)	$993

Net income	-	-	-	-	20	-	-	-	-	-	20

Issuance of common stock:
2017 Equity and Incentive Compensation Plan :
Restricted stock awards	220,080	-	318,196	-	-	(89,422)	(1)	(107,456)	(2)	-	(3)
Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1)	-	(1)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(20)	-	(20)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at March 31, 2018	8,569,149	$25	89,316,360	$904	$182	(1,840,114)	$(25)	(7,276,443)	$(73)	$(22)	$991

Net income	-	-	-	-	41	-	-	-	-	-	41

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	73,640	-	-	-	-	-	-	-	-

Forfeiture of restricted stock awards	-	-	(91,057)	(1)	-	-	-	-	-	-	(1)

Stock-based compensation	-	1	-	1	-	-	-	-	-	-	2

Balance at June 30, 2018	8,569,149	$26	89,298,943	$904	$223	(1,840,114)	$(25)	(7,276,443)	$(73)	$(22)	$1,033

Balance at December 31, 2018	8,569,149	$27	89,298,943	$907	$372	(1,840,114)	$(26)	(7,276,443)	$(72)	$(21)	$1,187

Net loss	-	-	-	-	(18)	-	-	-	-	-	(18)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
Acquisitions of television businesses and licenses	-	-	11,499,945	170	-	-	-	-	-	-	170
401(k) Plan	-	-	196,509	4	-	-	-	-	-	-	4
2017 Equity and Incentive Compensation Plan -
Restricted stock awards	199,810	-	677,602	-	-	(47,653)	-	(123,167)	(3)	-	(3)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Adoption of ASU 2018-02	-	-	-	-	2	-	-	-	-	(2)	-

Balance at March 31, 2019	8,768,959	$27	101,672,999	$1,083	$343	(1,887,767)	$(26)	(7,399,610)	$(75)	$(23)	$1,329

Net income	-	-	-	-	44	-	-	-	-	-	44

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan -
Restricted stock awards	-	-	41,181	-	-	-	-	(29,204)	-	-	-

Stock-based compensation	-	-	-	3	-	-	-	-	-	-	3

Adoption of ASU 2018-02	-	-	-	-	3	-	-	-	-	(3)	-

Balance at June 30, 2019	8,768,959	$27	101,714,180	$1,086	$377	(1,887,767)	$(26)	(7,428,814)	$(75)	$(26)	$1,363

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$26	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40	27
Amortization of intangible assets	57	11
Amortization of deferred loan costs	6	2
Amortization of restricted stock and stock option awards	5	3
Amortization of program broadcast rights	20	11
Payments on program broadcast obligations	(24)	(11)
Common stock contributed to 401(k)	4	-
Deferred income taxes	12	11
Gain on disposals of assets, net	(13)	(2)
Other	(7)	(1)
Changes in operating assets and liabilities:
Accounts receivable	41	(5)
Prepaid income taxes	-	(12)
Other current assets	(15)	1
Accounts payable	-	(2)
Employee compensation, benefits and pension cost	(14)	(4)
Accrued network fees and other expenses	(42)	(3)
Accrued interest	4	-
Income taxes payable	1	10
Deferred revenue	4	1
Net cash provided by operating activities	105	98

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(2,789)	-
Proceeds from sale of television station	231	-
Purchases of property and equipment	(44)	(20)
Proceeds from asset sales	3	-
Proceeds from FCC Repack (Note 1)	17	2
Acquisition prepayments	(14)	(4)
Other	(3)	-
Net cash used in investing activities	(2,599)	(22)

Financing activities
Proceeds from borrowings on long-term debt	1,400	-
Repayments of borrowings on long-term debt	(7)	(3)
Payments for the repurchase of common stock	-	(20)
Payment of preferred stock dividends	(13)	-
Deferred and other loan costs	(50)	-
Payments for taxes related to net share settlement of equity awards	(4)	(4)
Net cash provided by (used in) financing activities	1,326	(27)
Net (decrease) increase in cash	(1,168)	49
Cash and restricted cash at beginning of period	1,419	462
Cash at end of period	$251	$511

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2018, which was derived from the Company’s audited financial statements as of December 31, 2018, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the periods ended June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Subsequent to the Raycom Merger (as defined herein) we manage our business on the basis of two operating segments, broadcasting and production companies. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Our financial condition as of, and operating results for the six-months ended June 30, 2019, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2019. In addition, we have changed our reporting increment for dollars from thousands to millions.

Overview

We are a television broadcast company headquartered in Atlanta, Georgia. On January 2, 2019, we completed the Raycom Merger (as defined herein), which completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. Upon the completion of the Raycom Merger on January 2, 2019, we became the largest owner of top-rated local television stations and digital assets in the United States. Currently, we own television stations in 93 television markets broadcasting over 400 separate program streams including approximately 150 affiliates of the ABC Network (“ABC”), the NBC Network (“NBC”), the CBS Network (“CBS”) and the FOX Network (“FOX”). We refer to these major broadcast networks collectively as the “Big Four” networks. Our television stations ranked first or second among all local television stations in 87 of our 93 markets between December 2017 and November 2018. Our station portfolio reaches approximately 24% of total United States television households. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content which we refer to collectively as our “production companies”.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2019 and 2018, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Weighted-average shares outstanding-basic	100	88	100	88
Common stock equivalents for stock options and restricted shares	1	-	-	1
Weighted-average shares outstanding-diluted	101	88	100	89

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of June 30, 2019 and December 31, 2018, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive (loss) income for the six -months ended June 30, 2019 consisted of net (loss) income and an adjustment to the tax effect of our pension liability as a result of our adoption of Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As of June 30, 2019, and December 31, 2018 the balances were as follows (in millions):

	June 30,	December 31,
	2019	2018

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(35)	$(35)
Income tax benefit	(9)	(14)
Accumulated other comprehensive loss	$(26)	$(21)

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	June 30,	December 31,	Useful Lives
	2019	2018	(in years)
Property and equipment:
Land	$115	$52
Buildings and improvements	272	166	7	to	40
Equipment	734	548	3	to	20
	1,121	766
Accumulated depreciation	(435)	(403)
Total property and equipment, net	$686	$363

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

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gain (loss) on disposal of assets, net:
Proceeds from sale of assets	$1	$-	$3	$-
Proceeds from FCC - Repack	5	1	17	2
Net book value of assets disposed	(2)	-	(4)	-
Other	(1)	-	(3)	-
Total	$3	$1	$13	$2

Purchase of property and equipment:
Recurring purchases - operations			$14	$10
Repack			30	10
Total			$44	$20

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance of U.S. GAAP with the intent of simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. After adoption of the standard, the annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard allows for early adoption, but we have not yet made a determination as to whether to early-adopt this standard. We do not expect that the adoption of this standard will have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation Retirement Benefits Defined Benefit Plans General (Subtopic 715-20) - Disclosure Framework Changes to the Disclosure Requirements for Defined Benefit Plans ASU 2018-14 adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans. The update amends only annual disclosure requirements. Retrospective adoption of the update is required in fiscal 2022. The standard allows for early adoption, but we have not yet made a determination as to whether to early-adopt this standard. The adoption of this guidance requires a change in disclosures only and is not expected to have a material impact on our financial statements.

Adoption of Accounting Standards and Reclassifications

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). ASU 2016-02 superseded Topic 840, Leases, and thus superseded nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provided the option of applying the requirements of the new lease standard in the period of adoption using the modified retrospective approach with no restatement of comparative periods. We adopted the standard effective January 1, 2019, using the modified retrospective approach provided in ASU 2018-11. The transition guidance allowed for the election of a number of practical expedients. We elected the package of practical expedients and the short term lease practical expedient. The package of practical expedients allowed us to carryforward our classification of existing leases. With the election of the short-term practical expedient, we are not required to recognize on our consolidated balance sheet, the present value of leases with an initial term of twelve months or less. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact in our consolidated balance sheets, but did not have an impact in our consolidated income statements. Upon the adoption of this standard, we recorded a right of use (“ROU”) asset and a lease obligation liability of approximately $21 million. In addition, upon the completion of the Raycom Merger on January 2, 2019, we implemented these standards to the leases acquired in the Raycom Merger and recorded a ROU asset and a lease obligation liability of approximately $52 million for each. Please refer to Note 3 “Acquisitions and Divestitures” and Note 10 “Leases” for further information.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. We have adopted this standard effective on January 1, 2019 and have recorded an adjustment of $5 million to increase our retained earnings and accumulated other comprehensive loss.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $3 million of revenue in the six months ended June 30, 2019 that was included in the deposit liability balance as of December 31, 2018. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $8 million and $3 million as of June 30, 2019 and December 31, 2018, respectively.

Disaggregation of Revenue

Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Market and service type:
Advertising:
Local (including internet/digital/mobile)	$226	$113	$437	$219
National	56	30	106	54
Political	5	18	8	24
Total advertising	287	161	551	297
Retransmission consent	201	85	405	171
Production companies	9	-	46	-
Other	11	4	24	9
Total revenue	$508	$250	$1,026	$477

Sales channel:
Direct	$307	$135	$640	$269
Advertising agency intermediary	201	115	386	208
Total revenue	$508	$250	$1,026	$477

3.	Acquisitions and Divestitures

During the six-months ended June 30, 2019, we completed acquisition and divestiture transactions which we believe will, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and could provide us with, among other things, the ability to negotiate more favorable terms in our agreements with third parties.

Raycom Merger

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

We believe the completion of the Raycom Merger is a significant step in our pursuit of strategic growth through accretive acquisition opportunities. The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. The following table lists the stations acquired and retained, net of divestitures:

Station
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

On January 2, 2019, the following stations were acquired from Raycom and their assets were immediately divested in eight markets as follows (dollars in millions):

	Total
	Cash
	Consideration	Television
Purchaser	Received	Station	Location	DMA

Lockwood Broadcasting, Inc.	$67	WTNZ	Knoxville, TN	60
		WFXG	Augusta, GA	105
		WPGX	Panama City, FL	150
		WDFX	Dothan, AL	173

Scripps Media, Inc.	55	KXXV	Waco-Temple-Bryan, TX	89
		KRHD	Waco-Temple-Bryan, TX	89
		WTXL	Tallahassee, FL	112

TEGNA, Inc.	109	WTOL	Toledo, OH	71
		KWES	Odessa - Midland, TX	142
Total	$231

The allocated portion of net consideration paid for the assets and liabilities divested for the stations in these eight overlap markets was approximately $234 million.

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

		KYOU
		and	Net
	Raycom	WUPV	Consideration

Purchase Price	$3,660	$17	$3,677
Less - consideration allocated to all assets acquired and net of liabilites assumed for the Raycom overlap market stations which were also divested on January 2, 2019	(234)	-	(234)
Purchase consideration for assets acquired and liabilities assumed net of divestitures	$3,426	$17	$3,443

United Acquisition

On May 1, 2019, we acquired the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 178) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 199) from United Communications Corporation (the “United Acquisition”) for an adjusted purchase price of $48 million of cash, excluding transaction related expenses. We began operating those stations on March 1, 2019 under a local programming and marketing agreement, which increased the total number of our markets from 91 to 93.

The following table summarizes the preliminary values of the assets acquired, liabilities assumed and resulting goodwill of the Raycom Merger and the United Acquisition, together, the “2019 Acquisitions,” (in millions):

	Raycom	United	Total
Cash	$116	$-	$116
Accounts receivable, net	245	3	248
Program broadcast rights	12	-	12
Other current assets	8	-	8
Property and equipment	311	10	321
Operating lease right of use asset	52	-	52
Goodwill	836	3	839
Broadcast licenses	2,004	24	2,028
Other intangible assets	493	8	501
Other non-current assets	22	-	22
Accrued compensation and benefits	(29)	-	(29)
Program broadcast obligations	(16)	-	(16)
Other current liabilities	(60)	-	(60)
Income taxes payable	(12)	-	(12)
Deferred income taxes	(462)	-	(462)
Operating lease liabilities	(52)	-	(52)
Other long-term liabilities	(25)	-	(25)
Total	$3,443	$48	$3,491

These amounts are based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches. In determining the preliminary fair value of the acquired assets and assumed liabilities, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Because of the magnitude and complexity of the calculations involved and the inherent issues related to the integration of our operations, the valuation of the assets acquired, liabilities assumed and resulting goodwill of the 2019 Acquisitions are not yet final. However, we expect that any adjustments to these amounts reported in subsequent periods will not be material to our financial statements as a whole.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Gross contractual amounts receivable are approximately $2 million more than their recorded fair value.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from 3 years to 40 years.

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $313 million; favorable income leases of $76 million; and network affiliation agreements of $48 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.6 years for retransmission agreements; approximately 9.2 years for favorable income leases; and approximately 4.2 years for network affiliation agreements.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $836 million of goodwill related to stations acquired and retained in the Raycom Merger, and $3 million of goodwill related to the stations acquired in the United Acquisition. A portion of the goodwill acquired, in the amount of approximately $150 million that was deductible by Raycom will be deductible by us for income tax purposes.

The Company’s consolidated results of operations for three and six-months ended June 30, 2019 include the results of the Raycom Merger beginning on January 2, 2019 and the United Acquisition beginning on March 1, 2019. Revenues attributable thereto and included in our consolidated statement of operations for the three and six-months ended June 30, 2019 were $264 million and $545 million, respectively. Operating income attributable thereto and included in our consolidated statement of operations was $53 million and $49 million for the three and six-months ended June 30, 2019, respectively.

The following table summarizes the approximate “Transaction Related Expenses” incurred in connection with the 2019 Acquisitions, during the three and six-months ended June 30, 2019, by type and by financial statement line item (in millions):

	June 30, 2019
	Three Months	Six Months
	Ended	Ended
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$1	$23
Incentive compensation and other severance costs	-	18
Termination of sales representation agreements	1	29
Total transaction related expenses	$2	$70

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	$1	$37
Corporate and administrative	1	33
Total transaction related expenses	$2	$70

Unaudited Pro Forma Financial Information.

The following table sets forth certain unaudited pro forma information for the six-months ended June 30, 2019 and 2018 assuming that the 2019 Acquistions occurred on January 1, 2018 (in millions, except per share data):

	Six Months Ended
	June 30,
	2019	2018

Revenue (less agency commissions)	$1,029	$995

Net income	$44	$61

Net income attributable to common stockholders	$18	$35

Basic net income per common share	$0.18	$0.40

Diluted net income per common share	$0.18	$0.40

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the television stations acquired, net of divestitures, included in the 2019 Acquisitions, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2019 Acquisitions on January 1, 2018 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the six-months ended June 30, 2019 and 2018 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, transaction related expenses and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

4.	Long-term Debt

As of June 30, 2019, long-term debt primarily consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”), our 5.875% senior notes due 2026 (the “2026 Notes”) and our 7.0% senior notes due 2027 (the “2027 Notes”). As of December 31, 2018, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 2024 Notes, our 2026 Notes and our 2027 Notes as follows (in millions):

	June 30,	December 31,
	2019	2018
Long-term debt :
2017 Term Loan	$595	$595
2019 Term Loan	1,393	-
2024 Notes	525	525
2026 Notes	700	700
2027 Notes	750	750
Total outstanding principal, including current portion	3,963	2,570
Unamortized deferred loan costs - 2017 Term Loan	-	(9)
Unamortized deferred loan costs - 2019 Term Loan	(47)	-
Unamortized deferred loan costs - 2024 Notes	(5)	(6)
Unamortized deferred loan costs - 2026 Notes	(8)	(8)
Unamortized deferred loan costs - 2027 Notes	(12)	(2)
Unamortized premium - 2026 Notes	4	4
Long-term debt, less deferred financing costs	3,895	2,549
Less current portion	(14)	-
Long-term debt, less current portion and deferred financing costs	$3,881	$2,549

Borrowing availability under Revolving Credit Facility	$200	$100

In connection with the Raycom Merger, on January 2, 2019, we amended our senior credit facility (the “2017 Credit Facility” and, as amended, the “2019 Senior Credit Facility”) as follows: (1) we replaced our existing $100 million revolving credit facility under our prior senior credit facility with a new 5 year revolving credit facility (the “2019 Revolving Credit Facility”), the terms of which provide for up to $200 million in available borrowings and a maturity date of January 2, 2024, and (2) we incurred a $1.4 billion term loan (the “2019 Term Loan”), which matures on January 2, 2026 and (3) assumed the outstanding $556 million term loan facility (the “2017 Initial Term Loan”) and $85 million incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”). Since the Raycom Merger was not completed by December 15, 2018, we incurred a ticking fee of $0.8 million at a rate of 1.25% of the 2019 Term Loan amount, from December 16, 2018 to January 2, 2019. In addition, we assumed $750 million of the 2027 Notes, which were issued by our special purpose, wholly-owned subsidiary on November 16, 2018. The proceeds of the 2019 Term Loan and the 2027 Notes were used to fund a portion of the cash consideration payable in the Raycom Merger.

Borrowings under the 2019 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case, plus an applicable margin is 2.5% for LIBOR borrowings and 1.5% for Base Rate borrowings. As of June 30, 2019, the interest rate on the balance outstanding under the 2019 Term Loan was 4.9%. The 2019 Term Loan matures on January 2, 2026.

Borrowings under the 2017 Term Loan bear interest, at our option, at either the LIBOR or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2019 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of June 30, 2019, the interest rate on the balance outstanding under the 2017 Term Loan was 4.7%. The 2017 Term Loan matures on February 7, 2024.

Borrowings under the 2019 Revolving Credit Facility currently bear interest, at our option, at either LIBOR plus the applicable margin or Base Rate plus the applicable margin, in each case based on a first lien leverage ratio test as set forth in the 2019 Senior Credit Facility (the “First Lien Leverage Ratio”). Base Rate is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR plus 1.50%. We are required to pay a commitment fee on the average daily unused portion of the 2019 Revolving Credit Facility, which may range from 0.375% to 0.50% on an annual basis, based on the First Lien Leverage Ratio. The 2019 Revolving Credit Facility matures on January 2, 2024.

We incurred $42.5 million of transaction fees and expenses related to the 2019 Senior Credit Facility. At June 30, 2019 these were recorded as a reduction of the balance of the outstanding debt and are amortized over the life of the 2019 Senior Credit Facility. The amortization of these fees is included in our interest expense.

As of June 30, 2019, the aggregate minimum principal maturities of our long term debt for the remainder of 2019 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2024 Notes	2026 Notes	2027 Notes	Total
Remainder of 2019	$7	$-	$-	$-	$7
2020	14	-	-	-	14
2021	14	-	-	-	14
2022	14	-	-	-	14
2023	14	-	-	-	14
2024	609	525	-	-	1,134
Thereafter	1,316	-	700	750	2,766
Total	$1,988	$525	$700	$750	$3,963

Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2024 Notes, 2026 Notes and 2027 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2024 Notes, 2026 Notes and 2027 Notes are minor. As of June 30, 2019, there were nosignificant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2024 Notes, the 2026 Notes and the 2027 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of June 30, 2019 and December 31, 2018, we were in compliance with all required covenants under all our debt obligations.

For all of our interest bearing obligations, we made interest payments of approximately $105 million and $47 million during the six-months ended June 30, 2019 and 2018, respectively. We did not capitalize any interest payments during the six-months ended June 30, 2019 and 2018.

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

The carrying amount of our long-term debt was $3.9 billion and $2.5 billion, respectively, and the fair value was $4.1 billion and $2.4 billion, respectively, as of June 30, 2019 and December 31, 2018. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2019 and December 31, 2018 and as such is classified within Level 2 of the fair value hierarchy.

6.	Stockholders’ Equity

We are authorized to issue 245 million shares in total of all classes of stock consisting of, 25 million shares of Class A common stock, 200 million shares of common stock, and 20 million shares of “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the six-months ending June 30, 2019 and 2018, we did not declare or pay any common stock or Class A common stock dividends.

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

In each of March and November 2004, the Board of Directors authorized the Company to repurchase up to 2.0 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5.0 million shares (the “2004-2006 Repurchase Authorization”). As of June 30, 2019, 279,200 shares remain available for repurchase under this authorization, which has no expiration date. On November 6, 2016, the Board of Directors authorized the Company to purchase up to an additional $75 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”). As of June 30, 2019, $50 million remains available to purchase shares of our common stock under the 2016 Repurchase Authorization.

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

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or Class A common stock. During the six-months ended June 30, 2019, we issued 196,509 shares of our common stock, valued at $4 million, to the qualifying participants in our 401(k) plan for our discretionary profit sharing contribution for the year ended December 31, 2018. As of June 30, 2019, we had reserved 6,163,624 shares and 1,503,254 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Preferred Stock

In connection with the Raycom Merger, on January 2, 2019, we issued 650,000 shares of our Series A Perpetual Preferred Stock, with a stated face value and liquidation value of $1,000 per share (the “Series A Preferred Stock”). Holders of shares of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Preferred Stock (“PIK Election Dividends”). The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash or 8.5% per annum if such dividends are to be paid in additional shares of Series A Preferred Stock. If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Preferred Stock, through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

With respect to the payment of dividends, the Series A Preferred Stock will rank senior to all classes and series of our common stock and all other equity securities designated as ranking junior to the Series A Preferred Stock, and no new issuances of common or preferred stock will rank on a parity with, nor senior to, the Series A Preferred Stock.

All or any portion of the outstanding Series A Preferred Stock may be redeemed at the Company’s option at any time, upon written notice to the holders of Series A Preferred Stock at least 30 and not more than 60 days prior to the date of such optional redemption. The per-share redemption price for Series A Preferred Stock will be equal to the sum of the liquidation value and the per-share amount of any unpaid dividends for the current quarterly dividend period, up to and including the date of redemption. Holders of shares of Series A Preferred Stock redeemed will be paid in cash.

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

The approval of the holders of the Series A Preferred Stock, voting separately as a class, is required in order to authorize, create, issue new shares of Series A Perpetual Preferred stock (other than to pay dividends) or alter the rights of any other shares that are or would be equal to or senior to the Series A Preferred Stock, or to amend, alter or repeal the Company’s Restated Articles of Incorporation as amended from time to time if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Series A Preferred Stock.

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

The components of our net periodic pension benefit are included in miscellaneous income in our income statement. During the six-months ended June 30, 2019, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2019, we expect to contribute $3 million to this plan.

During the three and six-month periods ended June 30, 2019, we contributed $3 million and $7 million, respectively, in matching contributions to our 401(k) Plan. During the remainder of 2019, we estimate that our contributions will be approximately $6 million to this plan, excluding discretionary profit-sharing contributions.

9.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2019 and 2018 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation expense, gross	$2	$1	$5	$3
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	-	(1)	(1)
Stock-based compensation expense, net	$1	$1	$4	$2

All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the six-months ended June 30, 2019, we granted under the 2017 EICP:

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

●	11,223 shares of restricted common stock with a grant date fair value per share of $17.83 to an employee that will vest on February 15, 2020.

●	41,181 shares of restricted common stock with a grant date fair value of $22.10 to our non-employee directors that will vest on April 30, 2020.

●	Restricted stock units representing 398,000 shares of our common stock with a grant date fair value of $18.21 that will vest on June 1, 2020.

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

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2019 and 2018, respectively, is as follows:

	Six Months Ended
	June 30, 2019		June 30, 2018
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period	578,894	$13.14	503,685	$11.14
Granted	718,783	$16.08	391,836	$14.63
Vested	(352,810)	$12.98	(225,570)	$11.21
Forfeited	-	$0.00	(91,057)	$13.27
Outstanding - end of period	944,867	$15.44	578,894	$13.14

Restricted stock - Class A common:
Outstanding - beginning of period	407,786	$11.82	462,632	$10.63
Granted	199,810	$15.36	220,080	$12.65
Vested	(158,312)	$11.38	(274,926)	$10.48
Outstanding - end of period	449,284	$13.55	407,786	$11.82

Restricted stock units - common stock:
Outstanding - beginning of period	-	$0.00	209,500	$15.70
Granted	398,000	$18.21	-	$0.00
Vested	-	$0.00	(209,500)	$15.70
Outstanding - end of period	398,000	$18.21	-	$0.00

(1)	For awards subject to future performance conditions, amounts assume target performance.

At June 30, 2019 and December 31, 2018, we had outstanding options to acquire 274,746 shares of our common stock, all of which were vested and exercisable. The exercise price of all outstanding stock options is $1.99 per share. As of June 30, 2019 and December 31, 2018, we did not have any options outstanding for our Class A common stock. The aggregate intrinsic value of our outstanding stock options was approximately $4 million based on the closing market price of our common stock on June 30, 2019.

10. Leases

Operating Leases

We lease various assets with non-cancellable lease terms that range between 1 and 99 years. Many of these leases have optional renewal periods ranging between 1 and 20 years. We define the lease term as the original lease base period plus optional renewal periods that we reasonably expect to be exercised. We do not include renewal periods exercisable more than ten years from the commencement date in the lease term as we cannot reasonably expect to exercise an option that far into the future. Some of our leases have free rent periods, tenant allowances and/or fixed or variable rent escalators. We record operating lease expense on a straight-line basis over the lease term. Operating lease expense is included in operating expenses in our statements of operations.

We lease land, buildings, transmission towers, right of way easements, and equipment through operating leases. We generally lease land for the purpose of erecting transmission towers for our broadcast operations. Our building leases consist of office space and broadcast studios. For transmission towers we do not own, we lease space for our transmission equipment on third-party towers. We lease right of ways for various purposes including ingress and egress for tower locations and guyed wire space. Our equipment leases consist of office, transmission and production equipment.

We allocate consideration paid in the contract to lease and non-lease components based upon the contract or associated invoice received if applicable. Lease components include base rent, fixed rate escalators and in-substance fixed payments associated with the leased asset. Non-lease components include common area maintenance and operating expenses associated with the leased asset. We have not elected the practical expedient to combine lease and non-lease components. As such, we only include the lease component in the calculation of right-of-use asset and lease liability. The incremental borrowing rate we use for the calculation is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term based upon our borrower risk profile.

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

Our operating lease costs, including variable lease costs, for the three and six-month periods ended June 30, 2019 were $3 million and $6 million, respectively. Our short-term lease costs for the three-month period ended June 30, 2019 were not significant and for the six-month period ended June 30, 2019 were $1 million. Cash flows from operations included cash paid for operating leases of $7 million in the six-months ended June 30, 2019. Additional right of use assets recognized in the six-months ended June 30, 2019 were not material. As of June 30, 2019, the weighted average remaining term of our operating leases was 10.5 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.75%.

The maturities of operating lease liabilities as of June 30, 2019, for the remainder of 2019 and the succeeding years were as follows (in millions):

Year ending December 31,	Operating Leases
2019	$5
2020	10
2021	9
2022	9
2023	9
Thereafter	53
Total lease payments	95
Less: Imputed interest	(28)
Present value of lease liabilties	$67

We had no material capital leases as of December 31, 2018. Our aggregate minimum lease payments under operating leases as of December 31, 2018 were as follows (in millions):

Year ending December 31,	Operating Leases
2019	$3
2020	3
2021	3
2022	3
2023	2
Thereafter	12
Total	$26

Our aggregate lease payments under operating leases as of December 31, 2018 are based on ASC 840 that was superseded upon the adoption of ASC 842 on January 1, 2019. Our maturities of operating lease liabilities as of June 30, 2019 was significantly higher than our aggregate lease payments under operating leases as of December 31, 2018 due primarily to our completion of the Raycom Merger on January 2, 2019.

Financing Leases

We lease certain vehicles through a financing master lease. The weighted average remaining lease term of the vehicles under this lease is 2.3 years. The interest rate for each vehicle leased is 4.25%. We recorded a right-of-use asset and lease liability of $2 million, respectively, upon the adoption of ASC 842 related to these financing leases. The right-of-use asset is recorded in other noncurrent assets in our balance sheets. The current portion of the lease liability is recorded in the balance of other accrued expenses in current liabilities and the long term portion is recorded in the balance of other liabilities in non-current liabilities in our balance sheets.

Amortization expense associated with this lease is included in amortization expense as a component of operating expense, and interest expense is included in interest expense in our statement of operations. Amortization and interest expenses were not material in the three and six-months ended June 30, 2019. Cash paid for financing leases is included in our cash flows from financing activities and cash paid for interest on financing leases is included in our cash flow from operating activities.

For the three and six-months ended June 30, 2019, cash paid for amounts included in measurement of liabilities for operating cash flows from finance leases and financing cash flows from finance leases as well as ROU assets obtained in exchange for lease liabilities were not material.

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

Pending Acquisitions and Divestitures

On May 1, 2018, we entered into an agreement to acquire KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 115), for $32.5 million. The transaction is subject to regulatory approvals and other customary closing conditions. Pending such approvals and acquisitions, we expect that this transaction will close later in 2019, using cash on hand.

On February 28, 2019, we entered into an agreement to acquire the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 183) from Waterman Broadcasting Corporation for $12.0 million. On May 31, 2019, we pre-paid this purchase price to the seller. Also on February 28, 2019, in order to meet regulatory requirements, we agreed to divest our stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC). We expect these transactions will close later in 2019.

12.	Goodwill and Intangible Assets

During the six-months ended June 30, 2019, we completed the 2019 Acquisitions that included the acquisition of goodwill, broadcast licenses and finite-lived intangible assets. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-months ended June 30, 2019 is as follows (in millions):

	Net Balance at					Net Balance at
	December 31,					June 30,
	2018	Additions	Dispositions	Impairments	Amortization	2019

Goodwill	$612	$1,069	$(229)	$-	$-	$1,452
Broadcast licenses	1,530	2,028	-	-	-	3,558
Finite-lived intangible assets	53	501	-	-	(57)	497
Total intangible assets net of accumulated amortization	$2,195	$3,598	$(229)	$-	$(57)	$5,507

A summary of the changes in our goodwill, on a gross basis, for the six-months ended June 30, 2019, is as follows (in millions):

	As of				As of
	December 31,				June 30,
	2018	Additions	Dispositions	Impairments	2019

Goodwill, gross	$711	$1,069	$(229)	$-	$1,551
Accumulated goodwill impairmant	(99)	-	-	-	(99)
Goodwill, net	$612	$1,069	$(229)	$-	$1,452

As of June 30, 2019 and December 31, 2018, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2019			As of December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,612	$(54)	$3,558	$1,583	$(53)	$1,530
Goodwill	1,452	-	1,452	612	-	612
	$5,064	$(54)	$5,010	$2,195	$(53)	$2,142

Intangible assets subject to amortization:
Network affiliation agreements	$54	$(11)	$43	$6	$(6)	$-
Other definite lived intangible assets	596	(142)	454	143	(90)	53
	$650	$(153)	$497	$149	$(96)	$53

Total intangibles	$5,714	$(207)	$5,507	$2,344	$(149)	$2,195

Amortization expense for the six-months ended June 30, 2019 and 2018 was $57 million and $11 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2019 will be approximately $56 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2020, $99 million; 2021, $95 million; 2022, $91 million; 2023, $85 million; and 2024, $22 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the six-month period ended June 30, 2019.

13.	Income Taxes

For the three-month and six-month periods ended June 30, 2019 and 2018, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income tax expense	$18	$15	$21	$21
Effective income tax rate	29%	27%	45%	26%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the six-months ended June 30, 2019, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 45% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 3%. Restricted stock vesting resulted in an decrease of 1%. Divestiture of component 2 goodwill resulted in a increase of 17%. For the six-months ended June 30, 2018, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 26% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 1%, and a discrete share-based compensation adjustment resulted in a reduction of 1%.

We have approximately $770 million of federal operating loss carryforwards, that expire during the years 2021 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that it is more likely than not that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $858 million of various state operating loss carryforwards, of which we expect that the majority will be utilized.

14.	Segment information

The Company operates in two business segments: broadcasting and production companies. The broadcasting segment operates television stations located across 93 local markets in the United States. The production companies segment includes the production of television and event content. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning the Company’s operating segments (in millions):

		Production
As of and for the six months ended June 30, 2019:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$980	$46	$-	$1,026
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	670	44	69	783
Depreciation and amortization	90	6	1	97
(Gain) loss on disposal of assets, net	(13)	-	-	(13)
Operating expenses	747	50	70	867
Operating income	$233	$(4)	$(70)	$159

Interest expense	$-	$-	$116	$116
Capital expenditures (excluding business combinations)	$39	$-	$5	$44
Goodwill	$1,412	$40	$-	$1,452
Total Assets	$6,505	$131	$365	$7,001

For the six months ended June 30, 2018:

Revenue (less agency commissions)	$477	$-	$-	$477
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	292	-	19	311
Depreciation and amortization	37	-	1	38
(Gain) loss on disposal of assets, net	(2)	-	-	(2)
Operating expenses	327	-	20	347
Operating income	$150	$-	$(20)	$130

Interest expense	$-	$-	$49	$49
Capital expenditures (excluding business combinations)	$20	$-	$-	$20

As of December 31, 2018:

Goodwill	$612	$-	$-	$612
Total Assets	$3,242	$-	$971	$4,213

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

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television stations and digital assets in the United States. Currently, we own television stations and locally focused digital platforms in 93 television markets broadcasting over 400 separate programming streams, including approximately 150 affiliates of the Big Four TV networks. Our station portfolio reaches approximately 24% of total United States television households. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content which we refer to collectively as the “production companies”.

Between December 2017 and November 2018, our television stations achieved the #1 ranking in overall audience in 69 of our 93 markets. In addition, our stations achieved the #1 or #2 ranking in overall audience in 87 of our 93 markets among all local television stations.

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

Upon consummation of the Raycom Merger, all outstanding shares of Raycom capital stock, and options and warrants to purchase Raycom capital stock, were cancelled, and all outstanding indebtedness was repaid, in exchange for aggregate consideration consisting of: (i) 11.5 million shares of the Company’s common stock then valued at $170 million, for which we filed a registration statement in January 2019, covering the resale of the shares issued; (ii) $2.84 billion in cash; and (iii) 650,000 shares of Series A Preferred Stock of the Company, with a stated face value of $1,000 per share or $650 million, issued to holders of warrants to purchase shares of Raycom. The Series A Preferred Stock accrues dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional Series A Preferred Stock, at the election of Gray. The holders of Series A Preferred Stock are not entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the Series A Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

On May 1, 2019, we acquired the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 178) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 199) from United Communications Corporation (the “United Acquisition” and, together with the Raycom Merger, the “2019 Acquisitions”) for an adjusted purchase price of $48 million, excluding transaction related expenses. We began operating those stations on March 1, 2019 under a local programming and marketing agreement, and increased the total number of our markets to 93.

The 2019 Acquisitions have materially affected our operations, liquidity and capital expenditures. In addition to the effects on our balance sheet from the financing transactions described below, our results of operations and cash flows have increased substantially. We also expect that the 2019 Acquisitions will create opportunities to reduce or eliminate redundancies in our combined operations, and that these synergies will be implemented in phases over several years. Please see Note 3 “Acquisitions and Divestitures” and Note 4 “Long-term Debt” of our condensed consolidated financial statements included elsewhere herein for additional information on the Raycom Merger including on any financing transaction completed in connection therewith.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the six-months ended June 30, 2019 and 2018, we derived approximately 24%, in each period, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse themselves in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/ digital/mobile)	$226	44.5%	$113	45.1%	$437	42.6%	$219	45.8%
National	56	11.0%	30	11.9%	106	10.3%	54	11.4%
Political	5	1.0%	18	7.2%	8	0.8%	24	5.0%
Retransmission consent	201	39.6%	85	34.1%	405	39.5%	171	35.8%
Production companies	9	1.8%	-	0.0%	46	4.5%	-	0.0%
Other	11	2.1%	4	1.7%	24	2.3%	9	2.0%
Total	$508	100.0%	$250	100.0%	$1,026	100.0%	$477	100.0%

Results of Operations

Three-Months Ended June 30, 2019 (“the 2019 three-month period”) Compared to Three-Months Ended June 30, 2018 (“the 2018 three-month period”)

Revenue. Total revenue increased $258 million, or 103%, to $508 million in the 2019 three-month period from the 2018 three-month period. The 2019 Acquisitions accounted for approximately $264 million of the increase in our total revenue in the 2019 three-month period compared to the 2018 three-month period. Excluding the 2019 Acquisitions, total revenue increased primarily due to increases in local and retransmission consent revenue. Political advertising revenue decreased in the 2019 three-month period compared to the 2018 three-month period, because 2019 is the “off-year” of the two-year political advertising cycle.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $172 million, or 121%, to $314 million in the 2019 three-month period compared to the 2018 three-month period. The 2019 Acquisitions accounted for nearly all of the increase in these expenses in the 2019 three-month period compared to the 2018 three-month period. The 2019 three-month period included approximately $1 million of transaction related expenses incurred as a result of the 2019 Acquisitions. Non-cash stock based compensation included in broadcast expenses was $1 million in the 2019 three-month period, but was not significant in the 2018 three-month period.

Production company expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets), related to the production companies acquired in the Raycom Merger, were $9 million in the 2019 three-month period. Approximately half of these operating expenses were for personnel costs and half for operating costs at sporting events.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets), increased by $10 million, or 91%, to $21 million. Non-compensation expense increased by $3 million, including increases of $1 million of professional fees and other Transaction Related Expenses related to the 2019 Acquisitions and $1 million of expenses for other corporate events. Compensation expense increases of $7 million, primarily due to $3 million of severance pay, $1 million of incentive compensation and $2 million of increases in regular salaries and wages of which a portion was a result of the 2019 Acquisitions. Non-cash stock based compensation included in corporate and administrative expenses was $2 million and $1 million in the 2019 and 2018 three-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $20 million and $13 million for the 2019 three-month period and the 2018 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2019 Acquisitions.

Amortization. Amortization of intangible assets increased $23 million, or 460%, to $28 million in the 2019 three-month period compared to the 2018 three-month period. Amortization increased primarily due to the definite-lived intangible assets acquired as a part of the 2019 Acquisitions.

Interest Expense. Interest expense increased $33 million, or 132%, to $58 million for the 2019 three-month period compared to the 2018 three-month period. This increase was attributable to borrowings to finance the Raycom Merger, including, $1.4 billion under our 2019 Senior Credit Facility and $750 million of our 2027 Notes. The average interest rate on our total outstanding debt balance was 5.5% and 5.1% during the 2019 three-month period and the 2018 three-month period, respectively. Our average outstanding debt balance was $4.0 billion during the 2019 three-month period and $1.9 billion during the 2018 three-month period.

Income Tax Expense. We recognized income tax expense of $18 million and $15 million in the 2019 three-month period and the 2018 three-month period, respectively. For the 2019 three-month period and the 2018 three-month period, our effective income tax rates were 29% and 27%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2019 three-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 29% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income added 3%.

Six-months Ended June 30, 2019 (“the 2019 six-month period”) Compared to Six-months Ended June 30, 2018 (“the 2018 six-month period”)

Revenue. Total revenue increased $549 million, or 115%, to $1.026 billion in the 2019 six-month period compared to the 2018 six-month period. The 2019 Acquisitions accounted for approximately $545 million of the increase in our total revenue in the 2019 six-month period compared to the 2018 six-month period. Excluding the 2019 Acquisitions, total revenue increased primarily due to increases in retransmission consent revenue. Political advertising revenue decreased in the 2019 six-month period compared to the 2018 six-month period, as 2019 is the “off-year” of the two-year political advertising cycle.

Local and national advertising revenue also increased, in part, due to the $5 million of revenue we earned from the broadcast of the 2019 Super Bowl on our CBS-affiliated stations, compared to $2 million that we earned from the broadcast of the 2018 Super Bowl on our NBC-affiliated stations. This increase was offset due to no revenue from Olympic broadcasts in 2019, compared to $6 million from the broadcast of the 2018 Winter Olympic Games on our NBC-affiliated stations.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $378 million, or 129%, to $670 million in the 2019 six-month period. The 2019 Acquisitions accounted for nearly all of the increase in our total broadcast expenses in the 2019 six-month period compared to the 2018 six-month period. Broadcast expenses also included transaction related expenses including $29 million of charges for termination of certain sales representation agreements and $8 million of incentive compensation and severance costs each related to the 2019 Acquisitions in the 2019 six-month period. Non-cash stock based compensation included in broadcast expenses was $1 million in each of the 2019 and 2018 six-month periods.

Production Company Expenses. Production company expenses (before depreciation, amortization and loss (gain) on disposal of assets) related to the production companies acquired in the Raycom Merger, were $44 million in the 2019 six-month period. Non-compensation expenses were $33 million, of which the primary components included the costs for the rights to broadcast sporting events of $23 million and professional services of $5 million. Total compensation expenses were $11 million.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $50 million, or 263%, to $69 million in the 2019 six-month period compared to the 2018 six-month period primarily as a result of transaction related expenses including $23 million in professional fees related to the 2019 Acquisitions and $10 million of incentive compensation and severance compensation related to the elimination of redundant positions. Non-cash stock based compensation included in corporate and administrative expenses was $4 million and $2 million in the 2019 and 2018 six-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $40 million and $27 million for the 2019 six-month period and the 2018 six-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2019 Acquisitions.

Amortization. Amortization of intangible assets increased $46 million, or 418%, to $57 million in the 2019 six-month period compared to the 2018 six-month period. Amortization increased primarily due to the definite-lived intangible assets acquired as a part of the 2019 Acquisitions.

(Gain) Loss on Disposals of Assets, Net. We reported gains on disposals of assets of $13 million in the 2019 six-month period and $2 million in the 2018 six-month period. These gains were primarily related to assets disposals from the FCC Repack process.

Interest Expense. Interest expense increased $67 million, or 137%, to $116 million for the 2019 six-month period compared to the 2018 six-month period. This increase was attributable to borrowings to finance the Raycom Merger, including, $1.4 billion under our senior credit facility and $750 million of our 2027 Notes. The average interest rate on our total outstanding debt balance was 5.5% and 5.0% during the 2019 six-month period and the 2018 six-month period, respectively. Our average outstanding debt balance was $4.0 billion during the 2019 six-month period and $1.9 billion in the 2018 six-month period.

Income Tax Expense. We recognized income tax expense of $21 million in each of the 2019 and 2018 six-month periods. For the 2019 six-month period and the 2018 six-month period, our effective income tax rate was 45% and 26%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2019 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate of 45% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 3%, restricted stock vesting resulted in a decrease of 1% and divestiture of component 2 goodwill resulted in an increase of 17%.

We have approximately $770 million of federal operating loss carryforwards, that expire during the years 2021 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that it is more likely than not that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $858 million of various state operating loss carryforwards, of which we expect that the majority will be utilized.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$105	$98
Net cash used in investing activities	(2,599)	(22)
Net cash provided by (used in) financing activities	1,326	(27)
(Decrease) increase in cash	$(1,168)	$49

	As of
	June 30, 2019	December 31, 2018
Cash	$251	$667
Restricted cash	$-	$752
Long-term debt, including current portion	$3,895	$2,549
Borrowing availability under Revolving Credit Facility	$200	$100

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $105 million in the 2019 six-month period compared $98 million in the 2018 six-month period, a net increase of $7 million. During the 2019 six-month period we experienced a decrease in net income of $35 million that was offset by a $49 million net increase in non-cash gains and expenses, primarily depreciation of fixed assets and amortization of definite-lived intangible assets related to the Raycom Merger. Approximately $7 million of cash was used by changes in net working capital, also related to the Raycom Merger.

Net cash used in investing activities was $2.6 billion in the 2019 six-month period compared to net cash used in investing activities of $22 million for the 2018 six-month period. The increase was due to an increase in cash used for acquisition activity, net of proceeds received from divestitures in the 2019 Acquisitions in the 2019 six-month period.

Net cash provided by financing activities was $1.3 billion in the 2019 six-month period compared to net cash used in financing activities of $27 million in the 2018 six-month period. The change to cash provided in the 2019 six-month period, compared to cash used in the 2018 six-month period, was due largely to financing activity for the 2019 Acquisitions. In the 2018 six-month period our primary use of cash for financing activities was the repurchase of $20 million of our common stock.

Liquidity

We have $14 million in debt principal payments due over the next twelve months. We estimate that we will make approximately $218 million in debt interest payments over the twelve months immediately following June 30, 2019.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures, preferred stock dividends and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the term loans under the 2019 Senior Credit Facility.

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2019 and 2018 six-month periods were $44 million and $20 million, respectively. Excluding Repack, our capital expenditures were $14 million and $10 million, respectively. Our capitalized Repack costs and associated reimbursements for the 2019 and 2018 six-month periods were $30 million and $10 million, respectively. As of June 30, 2019, the amount requested from the FCC for Repack, but not yet received, was approximately $13 million. Excluding Repack, we expect that our capital expenditures will be approximately $80 million during 2019. In addition, capital expenditures for Repack during 2019 are expected to range between approximately $26 million and $30 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Pending Acquisitions and Divestitures

On May 1, 2018, we entered into an agreement to acquire KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 110), for $32.5 million. The transaction is subject to regulatory approvals and other customary closing conditions. Pending such approvals and acquisitions, we expect that this transaction will close later in 2019, using cash on hand.

On February 28, 2019, we entered into an agreement to acquire the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 183) from Waterman Broadcasting Corporation for $12.0 million. On May 31, 2019 we pre-paid this purchase price to the seller. Also on February 28, 2019, in order to meet regulatory requirements, we agreed to divest our stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC). We expect these transactions will close later in 2019.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. As a result of our utilization of certain of our net operating loss carryforwards, we have begun, and expect to continue, to pay more significant amounts of income taxes. We made income tax payments (net of refunds) of approximately $8 million and $12 million in the 2019 six-month period and the 2018 six-month period, respectively. We anticipate making income tax payments (net of refunds) of approximately $3 million during the remainder of 2019.

We have approximately $770 million of federal operating loss carryforwards, that expire during the years 2021 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that it is more likely than not that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $858 million of various state operating loss carryforwards, of which we expect that the majority will be utilized.

During the 2019 six-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2019, we expect to contribute $3 million to this pension plan.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments, the expected impact of acquisitions and divestitures, the expected closing dated for future transactions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2018 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2019 has not materially changed since December 31, 2018. Our market risk profile on December 31, 2018 is disclosed in our 2018 Form 10-K.

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

During the six-month period ended June 30, 2019, we implemented changes in our internal control over financial reporting in connection with the adoption of ASU 2016-02 – Leases (Topic 842). These changes included controls related to the collection of data for the amounts that we disclose in the footnotes to our financial statements. Our evaluation included controls that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the six-month period ended June 30, 2019, we began implementing changes in our internal control over financial reporting in connection with the Raycom Merger. These changes will continue to be identified and implemented during the remainder of 2019.

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

None.

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

GRAY TELEVISION, INC. (Registrant)

Date: August 7, 2019	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer