Form 10-Q
period 2019-09-30
GRAY TELEVISION INC
filed 2019-11-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No  ✔

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock (no par value)	GTN.A	New York Stock Exchange
common stock (no par value)	GTN	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
93,633,773 shares outstanding as of October 31, 2019	6,881,192 shares outstanding as of October 31, 2019

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash	$326	$667
Accounts receivable, less allowance for doubtful accounts of $8 and $5, respectively	402	184
Current portion of program broadcast rights, net	34	15
Prepaid and other current assets	27	7
Total current assets	789	873

Property and equipment, net	695	363
Operating leases right of use asset	52	-
Broadcast licenses	3,558	1,530
Goodwill	1,449	612
Other intangible assets, net	469	53
Investments in broadcasting and technology companies	17	17
Restricted cash	-	752
Other	75	13
Total assets	$7,104	$4,213

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	September 30,	December 31,
	2019	2018
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$13	$8
Employee compensation and benefits	59	35
Accrued interest	65	34
Accrued network programming fees	29	22
Other accrued expenses	25	18
Federal and state income taxes	18	14
Current portion of program broadcast obligations	37	15
Deferred revenue	12	4
Dividends payable	13	-
Current portion of operating lease liabilities	7	-
Current portion of long-term debt	14	-
Total current liabilities	292	150

Long-term debt, less current portion and deferred financing costs	3,881	2,549
Program broadcast obligations, less current portion	8	5
Deferred income taxes	780	285
Accrued pension costs	30	33
Operating lease liabilities	47	-
Other	13	4
Total liabilities	5,051	3,026

Commitments and contingencies (Note 11)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares and 0 shares, ($650 and $0 aggregate liquidation value, respectively)	650	-

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 101,714,180 shares and 89,298,943 shares, outstanding 93,633,773 shares and 82,022,500 shares, respectively	1,089	907
Class A common stock, no par value; authorized 25,000,000 shares, issued 8,768,959 shares and 8,569,149 shares, outstanding 6,881,192 shares and 6,729,035 shares, respectively	29	27
Retained earnings	423	372
Accumulated other comprehensive loss, net of income tax benefit	(26)	(21)
	1,515	1,285
Treasury stock at cost, common stock, 8,080,407 shares and 7,276,443 shares, respectively	(86)	(72)
Treasury stock at cost, class A common stock, 1,887,767 shares and 1,840,114 shares, respectively	(26)	(26)
Total stockholders’ equity	1,403	1,187
Total liabilities and stockholders’ equity	$7,104	$4,213

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue (less agency commissions):
Broadcasting	$501	$279	$1,481	$756
Production companies	16	-	62	-
Total revenue (less agency commissions)	517	279	1,543	756
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:
Broadcast	316	145	986	437
Production companies	13	-	57	-
Corporate and administrative	14	11	83	30
Depreciation	20	13	60	41
Amortization of intangible assets	29	5	86	16
(Gain) loss on disposal of fixed assets, net	(14)	(3)	(27)	(6)
Operating expenses	378	171	1,245	518
Operating income	139	108	298	238
Other income (expense):
Miscellaneous income, net	-	-	4	2
Interest expense	(57)	(25)	(173)	(74)
Income before income taxes	82	83	129	166
Income tax expense	23	22	44	43
Net income	59	61	85	123
Preferred stock dividends	13	-	39	-
Net income attributable to common stockholders	$46	$61	$46	$123

Basic per share information:
Net income attributable to common stockholders	$0.46	$0.70	$0.46	$1.39
Weighted-average shares outstanding	100	88	100	88

Diluted per share information:
Net income attributable to common stockholders	$0.46	$0.69	$0.46	$1.38
Weighted-average shares outstanding	101	89	100	89
			.
Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2018	8,569,149	$27	89,298,943	$907	$372	(1,840,114)	$(26)	(7,276,443)	$(72)	$(21)	$1,187

Net loss	-	-	-	-	(18)	-	-	-	-	-	(18)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
Acquisitions of television businesses and licenses	-	-	11,499,945	170	-	-	-	-	-	-	170
401(k) Plan	-	-	196,509	4	-	-	-	-	-	-	4
2017 Equity and Incentive Compensation Plan -
Restricted stock awards	199,810	-	677,602	-	-	(47,653)	-	(123,167)	(3)	-	(3)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Adoption of ASU 2018-02	-	-	-	-	2	-	-	-	-	(2)	-

Balance at March 31, 2019	8,768,959	$27	101,672,999	$1,083	$343	(1,887,767)	$(26)	(7,399,610)	$(75)	$(23)	$1,329

Net income	-	-	-	-	44	-	-	-	-	-	44

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan -
Restricted stock awards	-	-	41,181	-	-	-	-	(29,204)	-	-	-

Stock-based compensation	-	-	-	3	-	-	-	-	-	-	3

Adoption of ASU 2018-02	-	-	-	-	3	-	-	-	-	(3)	-

Balance at June 30, 2019	8,768,959	$27	101,714,180	$1,086	$377	(1,887,767)	$(26)	(7,428,814)	$(75)	$(26)	$1,363

Net income	-	-	-	-	59	-	-	-	-	-	59

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Repurchase of common stock	-	-	-	-	-	-	-	(651,593)	(11)	-	(11)

Stock-based compensation	-	2	-	3	-	-	-	-	-	-	5

Balance at September 30, 2019	8,768,959	$29	101,714,180	$1,089	$423	(1,887,767)	$(26)	(8,080,407)	$(86)	$(26)	$1,403

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2017	8,349,069	$25	88,788,664	$902	$162	(1,750,692)	$(24)	(5,535,076)	$(50)	$(22)	$993

Net income	-	-	-	-	20	-	-	-	-	-	20

Issuance of common stock:
2017 Equity and Incentive Compensation Plan :
Restricted stock awards	220,080	-	318,196	-	-	(89,422)	(1)	(107,456)	(2)	-	(3)
Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1)	-	(1)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(20)	-	(20)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at March 31, 2018	8,569,149	$25	89,316,360	$904	$182	(1,840,114)	$(25)	(7,276,443)	$(73)	$(22)	$991

Net income	-	-	-	-	41	-	-	-	-	-	41

Issuance of common stock:
2017 Equity and Incentive Compensation Plan :
Restricted stock awards	-	-	73,640	-	-	-	-	-	-	-	-

Forfeiture of restricted stock awards	-	-	(91,057)	(1)	-	-	-	-	-	-	(1)

Stock-based compensation	-	1	-	1	-	-	-	-	-	-	2

Balance at June 30, 2018	8,569,149	$26	89,298,943	$904	$223	(1,840,114)	$(25)	(7,276,443)	$(73)	$(22)	$1,033

Net income	-	-	-	-	61	-	-	-	-	-	61

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at September 30, 2018	8,569,149	$26	89,298,943	$906	$284	(1,840,114)	$(25)	(7,276,443)	$(73)	$(22)	$1,096

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income	$85	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60	41
Amortization of intangible assets	86	16
Amortization of deferred loan costs	9	3
Amortization of restricted stock awards	10	5
Amortization of program broadcast rights	30	16
Payments on program broadcast obligations	(33)	(16)
Common stock contributed to 401(k)	4	-
Deferred income taxes	34	44
Gain on disposals of assets, net	(27)	(6)
Other	(6)	(2)
Changes in operating assets and liabilities:
Accounts receivable	29	(9)
Prepaid income taxes	-	7
Other current assets	(7)	1
Accounts payable	2	(3)
Employee compensation, benefits and pension cost	(6)	(3)
Accrued network fees and other expenses	(42)	(1)
Accrued interest	30	(4)
Income taxes payable	(9)	(34)
Deferred revenue	6	8
Net cash provided by operating activities	255	186

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(2,823)	-
Proceeds from sale of television station	231	-
Purchases of property and equipment	(73)	(35)
Proceeds from FCC Repack (Note 1)	32	7
Proceeds from asset sales	3	-
Acquisition prepayments	(12)	(5)
Other	(4)	-
Net cash used in investing activities	(2,646)	(33)

Financing activities
Proceeds from borrowings on long-term debt	1,400	-
Repayments of borrowings on long-term debt	(11)	(40)
Payments for the repurchase of common stock	(11)	(20)
Payment of preferred stock dividends	(26)	-
Deferred and other loan costs	(50)	-
Payments for taxes related to net share settlement of equity awards	(4)	(4)
Net cash provided by (used in) financing activities	1,298	(64)
Net (decrease) increase in cash	(1,093)	89
Cash and restricted cash at beginning of period	1,419	462
Cash at end of period	$326	$551

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2018, which was derived from the Company’s audited financial statements as of December 31, 2018, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the periods ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Subsequent to the Raycom Merger (as defined herein) we manage our business on the basis of two operating segments, broadcasting and production companies. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Our financial condition as of, and operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2019. In addition, we have changed our reporting increment for dollars from thousands to millions.

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

Earnings Per Share

We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of our common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted shares and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2019 and 2018, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Weighted-average shares outstanding-basic	100	88	100	88
Common stock equivalents for stock options and restricted stock	1	1	-	1
Weighted-average shares outstanding-diluted	101	89	100	89

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balances as of September 30, 2019 and December 31, 2018, consisted of adjustments to our pension liability and the related income tax effect. Our comprehensive (loss) income for the nine-months ended September 30, 2019 consisted of net income and an adjustment to the tax effect of our pension liability as a result of our adoption of Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As of September 30, 2019 and December 31, 2018 the balances were as follows (in millions):

	September 30,	December 31,
	2019	2018

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(35)	$(35)
Income tax benefit	(9)	(14)
Accumulated other comprehensive loss
$(26)	$(21)

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	September 30,	December 31,	Useful Lives
	2019	2018	(in years)
Property and equipment:
Land	$115	$52
Buildings and improvements	278	166	7	to	40
Equipment	751	548	3	to	20
	1,144	766
Accumulated depreciation	(449)	(403)
Total property and equipment, net	$695	$363

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

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Gain (loss) on disposal of assets, net:
Proceeds from sale of assets	$-	$-	$3	$-
Proceeds from FCC - Repack	15	4	32	7
Net book value of assets disposed	(1)	(1)	(5)	(1)
Other	-	-	(3)	-
Total	$14	$3	$27	$6

Purchase of property and equipment:
Recurring purchases - operations			$38	$16
Repack			34	17
Repack related			1	2
Total			$73	$35

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss model differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. In November 2018, the FASB issued ASU No. 2018-19 to clarify the scope of the guidance in the amendments in ASU 2016-13. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance requires a change in disclosures related to our accounts receivable and allowance for doubtful accounts only and is not expected to have a material impact on our financial statements.

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

Adoption of Accounting Standards and Reclassifications

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). ASU 2016-02 superseded Topic 840, Leases, and thus superseded nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provided the option of applying the requirements of the new lease standard in the period of adoption using the modified retrospective approach with no restatement of comparative periods. We adopted the standard effective January 1, 2019, using the modified retrospective approach provided in ASU 2018-11. The transition guidance allowed for the election of a number of practical expedients. We elected the package of practical expedients and the short-term lease practical expedient. The package of practical expedients allowed us to carryforward our classification of existing leases. With the election of the short-term practical expedient, we are not required to recognize on our consolidated balance sheet, the present value of leases with an initial term of twelve months or less. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact in our consolidated balance sheets but did not have an impact in our consolidated income statements. Upon the adoption of this standard, we recorded a right of use (“ROU”) asset and a lease obligation liability of approximately $21 million. In addition, upon the completion of the Raycom Merger on January 2, 2019, we implemented these standards to the leases acquired in the Raycom Merger and recorded a ROU asset and a lease obligation liability of approximately $52 million for each. Please refer to Note 3 “Acquisitions and Divestitures” and Note 10 “Leases” for further information.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $3 million of revenue in the nine months ended September 30, 2019 that was included in the deposit liability balance as of December 31, 2018. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $11 million and $3 million as of September 30, 2019 and December 31, 2018, respectively.

Disaggregation of Revenue

Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Market and service type:
Advertising:
Local	$218	$106	$655	$325
National	56	29	162	84
Political	22	48	30	72
Total advertising	296	183	847	481
Retransmission consent	196	92	601	262
Production companies	16	-	62	-
Other	9	4	33	13
Total revenue	$517	$279	$1,543	$756

Sales channel:
Direct	$306	$139	$946	$407
Advertising agency intermediary	211	140	597	349
Total revenue	$517	$279	$1,543	$756

3.	Acquisitions and Divestitures

During the nine-months ended September 30, 2019, we completed acquisition and divestiture transactions which we believe will, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and could provide us with, among other things, the ability to negotiate more favorable terms in our agreements with third parties.

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

Station
DMA	Designated Market Area	Call	Network
Rank	("DMA")	Letters	Affiliation

11	Tampa-St. Petersburg (Sarasota), FL	WWSB	ABC
19	Cleveland-Akron (Canton)	WOIO	CBS
19	Cleveland-Akron (Canton)	WUAB	CW
23	Charlotte, NC	WBTV	CBS
35	Cincinnati, OH	WXIX	FOX
37	West Palm Beach-Ft. Pierce, FL	WFLX	FOX
43	Birmingham (Ann and Tusc)	WBRC	FOX
48	Louisville, KY	WAVE	NBC
50	New Orleans, LA	WVUE	FOX
51	Memphis, TN	WMC	NBC
56	Richmond- Petersburg, VA	WWBT	NBC
56	Richmond- Petersburg, VA	WUPV	CW
66	Honolulu, HI	KHNL	NBC
66	Honolulu, HI	KGMB	CBS
66	Honolulu, HI	KHBC	NBC/CBS
66	Honolulu, HI	KOGG	NBC/CBS
73	Tucson (Nogales), AZ	KOLD	CBS
74	Columbia, SC	WIS	NBC
79	Huntsville- Decatur (Florence), AL	WAFF	NBC
88	Paducah, KY/Cape Girardeau, MO/Harrisburg, IL	KFVS	CBS
90	Shreveport, LA	KSLA	CBS
92	Jackson, MS	WLBT	NBC
93	Savannah, GA	WTOC	CBS
94	Charleston, SC	WCSC	CBS
95	Myrtle Beach-Florence	WMBF	NBC
97	Baton Rouge, LA	WAFB	CBS
97	Baton Rouge, LA	WBXH	MY
100	Boise, ID	KNIN	FOX
103	Evansville, IN	WFIE	NBC
114	Tyler-Longview, TX	KLTV	ABC
114	Tyler-Longview, TX	KTRE	ABC
116	Montgomery, AL	WSFA	NBC
127	Columbus, GA (Opelika, AL)	WTVM	ABC
129	Wilmington, NC	WECT	NBC
131	Amarillo, TX	KFDA	CBS
131	Amarillo, TX	KEYU	TEL
142	Odessa/Midland, TX	KCWO	CW
142	Odessa/Midland, TX	KTLE	TEL
143	Lubbock, TX	KCBD	NBC
148	Wichita Falls, TX & Lawton, OK	KSWO	ABC
148	Wichita Falls, TX & Lawton, OK	KKTM	TEL
152	Albany, GA	WALB	NBC/ABC
156	Biloxi-Gulfport, MS	WLOX	ABC/CBS
168	Hattiesburg/Laurel, MS	WDAM	NBC/ABC
180	Jonesboro, AR	KAIT	ABC/NBC
200	Ottumwa, IA/Kirksville, MO	KYOU	FOX/NBC

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

The following table summarizes the preliminary values of the assets acquired, liabilities assumed and resulting goodwill of the Raycom Merger and the United Acquisition together, the “2019 Acquisitions” (in millions):

	Raycom	United	Total
Cash	$116	$-	$116
Accounts receivable, net	227	3	230
Program broadcast rights	12	-	12
Other current assets	26	-	26
Property and equipment	311	10	321
Operating lease right of use asset	52	-	52
Goodwill	834	3	837
Broadcast licenses	2,004	24	2,028
Other intangible assets	493	8	501
Other non-current assets	23	-	23
Accrued compensation and benefits	(29)	-	(29)
Program broadcast obligations	(16)	-	(16)
Other current liabilities	(60)	-	(60)
Income taxes payable	(12)	-	(12)
Deferred income taxes	(462)	-	(462)
Operating lease liabilities	(52)	-	(52)
Other long-term liabilities	(24)	-	(24)
Total	$3,443	$48	$3,491

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

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $313 million; favorable income leases of $76 million; and network affiliation agreements of $48 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.4 years for retransmission agreements; approximately 9.0 years for favorable income leases; and approximately 4.0 years for network affiliation agreements.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $834 million of goodwill related to stations acquired and retained in the Raycom Merger, and $3 million of goodwill related to the stations acquired in the United Acquisition. A portion of the goodwill acquired, in the amount of approximately $150 million that was deductible by Raycom will be deductible by us for income tax purposes.

The Company’s consolidated results of operations for three and nine-months ended September 30, 2019 include the results of the Raycom Merger beginning on January 2, 2019 and the United Acquisition beginning on March 1, 2019. Revenues attributable thereto and included in our consolidated statement of operations for the three and nine-months ended September 30, 2019 were $274 million and $819 million, respectively. Operating income attributable thereto and included in our consolidated statement of operations was $63 million and $112 million for the three and nine-months ended September 30, 2019, respectively.

The following table summarizes the approximate “Transaction Related Expenses” incurred in connection with the 2019 Acquisitions, during the three and nine-months ended September 30, 2019, by type and by financial statement line item (in millions):

	September 30, 2019
	Three Months	Nine Months
	Ended	Ended
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$1	$24
Incentive compensation and other severance costs	1	19
Termination of sales representation agreements	-	29
Total transaction related expenses	$2	$72

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	$1	$38
Corporate and administrative	1	34
Total transaction related expenses	$2	$72

Unaudited Pro Forma Financial Information.

The following table sets forth certain unaudited pro forma information for the nine-months ended September 30, 2019 and 2018 assuming that the 2019 Acquistions occurred on January 1, 2018 (in millions, except per share data):

	Nine Months Ended
	September 30,
	2019	2018

Revenue (less agency commissions)	$1,546	$1,547

Net income	$142	$110

Net income attributable to common stockholders	$103	$71

Basic net income per share	$1.42	$1.25

Diluted net income per share	$1.42	$1.24

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the television stations acquired, net of divestitures, included in the 2019 Acquisitions, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2019 Acquisitions on January 1, 2018 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the nine-months ended September 30, 2019 and 2018 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, transaction related expenses and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

Sioux Falls Acquisition

On September 25, 2019, we acquired KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 115), for $32.5 million, using cash on hand (the “Sioux Falls Acquisition”). Due to the proximity of the closing date of the Sioux Falls Acquisition to the balance sheet date and the filing date of this quarterly report, we were unable to present a preliminary purchase price allocation for the acquired business. The payment of the purchase price is included in our other non-current assets at September 30, 2019. Fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

4.      Long-term Debt

As of September 30, 2019, long-term debt primarily consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.125% Senior Notes due 2024 (the “2024 Notes”), our 5.875% senior notes due 2026 (the “2026 Notes”) and our 7.0% senior notes due 2027 (the “2027 Notes”). As of December 31, 2018, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 2024 Notes, our 2026 Notes and our 2027 Notes as follows (in millions):

	September 30,	December 31,
	2019	2018
Long-term debt including current portion:
2017 Term Loan	$595	$595
2019 Term Loan	1,390	-
2024 Notes	525	525
2026 Notes	700	700
2027 Notes	750	750
Total outstanding principal	3,960	2,570
Unamortized deferred loan costs - 2017 Term Loan	-	(9)
Unamortized deferred loan costs - 2019 Term Loan	(45)	-
Unamortized deferred loan costs - 2024 Notes	(5)	(6)
Unamortized deferred loan costs - 2026 Notes	(8)	(8)
Unamortized deferred loan costs - 2027 Notes	(11)	(2)
Unamortized premium - 2026 Notes	4	4
Long-term debt, less deferred financing costs	3,895	2,549
Less current portion	(14)	-
Net carrying value	$3,881	$2,549

Borrowing availability under Revolving Credit Facility	$200	$100

In connection with the Raycom Merger, on January 2, 2019, we amended our senior credit facility (the “2017 Credit Facility” and, as amended, the “2019 Senior Credit Facility”) as follows: (1) we replaced our existing $100 million revolving credit facility under our prior senior credit facility with a new five year revolving credit facility (the “2019 Revolving Credit Facility”), the terms of which provide for up to $200 million in available borrowings and a maturity date of January 2, 2024, and (2) we incurred a $1.4 billion term loan (the “2019 Term Loan”), which matures on January 2, 2026 and (3) assumed the outstanding $556.4 million term loan facility (the “2017 Initial Term Loan”) and $85 million incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”) which mature on February 7, 2024. Since the Raycom Merger was not completed by December 15, 2018, we incurred a ticking fee of $0.8 million at a rate of 1.25% of the 2019 Term Loan amount, from December 16, 2018 to January 2, 2019. In addition, we assumed $750 million of the 2027 Notes, which were issued by our special purpose, wholly-owned subsidiary on November 16, 2018. The proceeds of the 2019 Term Loan and the 2027 Notes were used to fund a portion of the cash consideration payable in the Raycom Merger.

Borrowings under the 2019 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case, plus an applicable margin of 2.5% for LIBOR borrowings and 1.5% for Base Rate borrowings. As of September 30, 2019, the interest rate on the balance outstanding under the 2019 Term Loan was 4.8%. The 2019 Term Loan matures on January 2, 2026.

Borrowings under the 2017 Term Loan bear interest, at our option, at either the LIBOR or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2019 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of September 30, 2019, the interest rate on the balance outstanding under the 2017 Term Loan was 4.6%. The 2017 Term Loan matures on February 7, 2024.

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

We incurred $42.5 million of transaction fees and expenses related to the 2019 Senior Credit Facility. At September 30, 2019 these were recorded as a reduction of the balance of the outstanding debt and are amortized over the life of the 2019 Senior Credit Facility. The amortization of these fees is included in our interest expense.

As of September 30, 2019, the aggregate minimum principal maturities of our long term debt for the remainder of 2019 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2024 Notes	2026 Notes	2027 Notes	Total
Remainder of 2019	$4	$-	$-	$-	$4
2020	14	-	-	-	14
2021	14	-	-	-	14
2022	14	-	-	-	14
2023	14	-	-	-	14
2024	609	525	-	-	1,134
Thereafter	1,316	-	700	750	2,766
Total	$1,985	$525	$700	$750	$3,960

Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2024 Notes, 2026 Notes and 2027 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.'s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2024 Notes, 2026 Notes and 2027 Notes are minor. As of September 30, 2019, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2024 Notes, the 2026 Notes and the 2027 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of September 30, 2019 and December 31, 2018, we were in compliance with all required covenants under all our debt obligations.

For all our interest bearing obligations, we made interest payments of approximately $134 million and $74 million during the nine-months ended September 30, 2019 and 2018, respectively. We did not capitalize any interest payments during the nine-months ended September 30, 2019 and 2018.

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

The carrying amount of our long-term debt was $3.9 billion and $2.5 billion, respectively, and the fair value was $4.1 billion and $2.4 billion, respectively, as of September 30, 2019 and December 31, 2018. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of September 30, 2019 and December 31, 2018 and as such is classified within Level 2 of the fair value hierarchy.

6.     Stockholders’ Equity

We were authorized to issue 245 million shares in total of all classes of stock consisting of 25 million shares of Class A common stock, 200 million shares of common stock and 20 million shares of “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our Class A common stock and our common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the nine-months ended September 30, 2019 and 2018, we did not declare or pay any Class A common stock or common stock dividends.

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

In each of March and November 2004, the Board of Directors authorized the Company to repurchase up to 2 million shares of the Company's common stock and Class A common stock. In March 2006, this authorization was increased to an aggregate of 5 million shares (the “2004-2006 Repurchase Authorization”). As of September 30, 2019, 279,200 shares remained available for repurchase under this authorization, which has no expiration date. On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401(k) plan”). During the nine-months ended September 30, 2019, under the 2016 Repurchase Authorization, we purchased 651,593 shares of our common stock at an average purchase price, including related brokerage commissions, of $16.37 per share, for a total cost of $11 million. As of September 30, 2019, $39 million remained available to purchase shares under the 2016 Repurchase Authorization.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or Class A common stock. During the nine-months ended September 30, 2019, we issued 196,509 shares of our common stock, valued at $4 million, to the qualifying participants in our 401(k) plan for our discretionary profit sharing contribution for the year ended December 31, 2018. As of September 30, 2019, we had reserved 1,503,254 shares and 6,163,624 shares of our Class A common stock and common stock, respectively, for future issuance under various employee benefit plans.

7.     Preferred Stock

In connection with the Raycom Merger, on January 2, 2019, we issued 650,000 shares of our Series A Perpetual Preferred Stock, with a stated face value and liquidation value of $1,000 per share (the “Series A Preferred Stock”). Holders of shares of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Preferred Stock. The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash or 8.5% per annum if such dividends are to be paid in additional shares of Series A Preferred Stock (“PIK Election Dividends”). If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Preferred Stock, through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

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

8.     Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our income statement. During the nine-months ended September 30, 2019, the amount recorded as a benefit was not material. During the nine-months ended September 30, 2019, we contributed $3 million to this plan.

During the three and nine-month periods ended September 30, 2019, we contributed $2 million and $9 million, respectively, in matching contributions to our 401(k) Plan. During the remainder of 2019, we estimate that our contributions will be approximately $3 million to this plan, excluding discretionary profit-sharing contributions.

9.     Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2019 and 2018 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation expense, gross	$5	$2	$10	$6
Forfeitures	-	-	-	(1)
Income tax benefit at our statutory rate associated with share-based compensation	(1)	(1)	(3)	(1)
Stock-based compensation expense, net	$4	$1	$7	$4

All shares of class A common stock and common stock underlying outstanding options, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the nine-months ended September 30, 2019, we granted under the 2017 EICP:

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

A summary of restricted class A common stock, common stock and restricted stock units activity for the nine-month periods ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended
	September 30, 2019		September 30, 2018
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Outstanding - beginning of period	407,786	$11.82	462,632	$10.63
Granted(1)	199,810	$15.36	220,080	$12.65
Vested	(158,312)	$11.38	(274,926)	$10.48
Forfeited	-	$-	-	$-
Outstanding - end of period	449,284	$13.55	407,786	$11.82

Restricted stock - common:
Outstanding - beginning of period	578,894	$13.14	503,685	$11.14
Granted	718,783	$16.08	391,836	$14.63
Vested	-	$-	(225,570)	$11.21
Forfeited	(352,810)	$12.98	(91,057)	$13.27
Outstanding - end of period	944,867	$15.44	578,894	$13.14

Restricted stock units - common stock:
Outstanding - beginning of period	-	$-	209,500	$15.70
Granted	398,000	$18.21	-	$-
Vested	-	$-	(209,500)	$15.70
Forfeited	-	$-	-	$-
Outstanding - end of period	398,000	$18.21	-	$-

(1)     For awards subject to future performance conditions, amounts assume target performance.

At September 30, 2019 and December 31, 2018, we had outstanding options to acquire 274,746 shares of our common stock, all of which were vested and exercisable. The exercise price of all outstanding stock options is $1.99 per share. As of September 30, 2019 and December 31, 2018, we did not have any options outstanding for our class A common stock. The aggregate intrinsic value of our outstanding stock options was approximately $4 million based on the closing market price of our common stock on September 30, 2019.

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

Variable lease payments are not significant and are included in operating lease expense as a component of operating expense in our statement of operations. Variable lease payments are generally associated with usage-based leases and variable payment escalators such as consumer price index increases (CPI) incurred after the date of the adoption of ASC 842. Some of our land leases require us to pay a percentage of the revenue earned from leasing space on the towers we erect on the leased land. We included the payment level of CPI and percentage rent amounts at the time of the adoption of ASC 842 in the base rent for calculating the right-of-use asset and lease liability. CPI adjustments and percentage rent amounts that differ from the amount included in ASC 842 calculation are included in variable lease payments.

We recognize leases with an initial term of 12 months or less as short-term leases. Lease payments associated with short-term leases are expensed as incurred in our operating lease expense and are not included in our calculation of right-of-use assets or lease liabilities. Short-term leases generally consist of rentals of production or broadcast equipment for short periods of time.

Our operating lease costs, including variable lease costs, for the three and nine-month periods ended September 30, 2019 were $2 million and $9 million, respectively. Our short-term lease costs for the three and nine-month period ended September 30, 2019 were $1 million and $2 million, respectively. Cash flows from operations included cash paid for operating leases of $11 million in the nine-months ended September 30, 2019. Additional right of use assets recognized in the nine-months ended September 30, 2019 were not material. As of September 30, 2019, the weighted average remaining term of our operating leases was 9.0 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.7%.

The maturities of operating lease liabilities as of September 30, 2019, for the remainder of 2019 and the succeeding years were as follows (in millions):

Year ending December 31,	Operating Leases
2019	$2
2020	10
2021	9
2022	9
2023	7
Thereafter	36
Total lease payments	73
Less: Imputed interest	(19)
Present value of lease liabilties	$54

We had no material capital leases as of December 31, 2018. Our aggregate minimum lease payments under operating leases as of December 31, 2018 were as follows (in millions):

Year ending December 31,	Operating Leases
2019	$3
2020	3
2021	3
2022	3
2023	2
Thereafter	12
Total	$26

Our aggregate lease payments under operating leases as of December 31, 2018 are based on ASC 840 that was superseded upon the adoption of ASC 842 on January 1, 2019. Our maturities of operating lease liabilities as of September 30, 2019 was significantly higher than our aggregate lease payments under operating leases as of December 31, 2018 due primarily to our completion of the Raycom Merger on January 2, 2019.

Financing Leases

We lease certain vehicles through a financing master lease. The weighted average remaining lease term of the vehicles under this lease is 2.2 years. The interest rate for each vehicle leased is 4.0%. We recorded a right-of-use asset and lease liability of $2 million, respectively, upon the adoption of ASC 842 related to these financing leases. The right-of-use asset is recorded in other noncurrent assets in our balance sheets. The current portion of the lease liability is recorded in the balance of other accrued expenses in current liabilities and the long-term portion is recorded in the balance of other liabilities in non-current liabilities in our balance sheets.

Amortization expense associated with this lease is included in amortization expense as a component of operating expense, and interest expense is included in interest expense in our statement of operations. Amortization and interest expenses were not material in the three and nine-months ended September 30, 2019. Cash paid for financing leases is included in our cash flows from financing activities and cash paid for interest on financing leases is included in our cash flow from operating activities.

For the three and nine-months ended September 30, 2019, cash paid for amounts included in measurement of liabilities for operating cash flows from finance leases and financing cash flows from finance leases as well as ROU assets obtained in exchange for lease liabilities were not material.

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

12.    Goodwill and Intangible Assets

During the nine-months ended September 30, 2019, we completed the 2019 Acquisitions that included the acquisition of goodwill, broadcast licenses and finite-lived intangible assets. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-months ended September 30, 2019 is as follows (in millions):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			September 30,
	2018	Adjustments, Net	Impairments	Amortization	2019

Goodwill	$612	$837	$-	$-	$1,449
Broadcast licenses	1,530	2,028	-	-	3,558
Definite lived intangible assets	53	502	-	(86)	469
Total intangible assets net of accumulated amortization	$2,195	$3,367	$-	$(86)	$5,476

A summary of the changes in our goodwill, on a gross basis, for the nine-months ended September 30, 2019, is as follows (in millions):

	As of			As of
	December 31,	Net		September 30,
	2018	Additions	Impairments	2019

Goodwill, gross	$711	$837	$-	$1,548
Accumulated goodwill impairmant	(99)	-	-	(99)
Goodwill, net	$612	$837	$-	$1,449

As of September 30, 2019 and December 31, 2018, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2019			As of December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,612	$(54)	$3,558	$1,583	$(53)	$1,530
Goodwill	1,449	-	1,449	612	-	612
	$5,061	$(54)	$5,007	$2,195	$(53)	$2,142

Intangible assets subject to amortization:
Network affiliation agreements	$54	$(14)	$40	$6	$(6)	$-
Other definite lived intangible assets	596	(167)	429	143	(90)	53
	$650	$(181)	$469	$149	$(96)	$53

Total intangibles	$5,711	$(235)	$5,476	$2,344	$(149)	$2,195

Amortization expense for the nine-month periods ended September 30, 2019 and 2018 was $86 million and $16 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2019, we expect that amortization expense for the remainder of 2019 would be approximately $28 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2020, $99 million; 2021, $95 million; 2022, $91 million; 2023, $85 million; and 2024, $22 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

Impairment of goodwill and broadcast licenses

Our intangible assets are primarily comprised of broadcast licenses. There were no triggering events that required a test of our goodwill or intangible assets for impairment during the nine-months ended September 30, 2019 or 2018.

13.     Income Taxes

For the three and nine-month periods ended September 30, 2019 and 2018, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income tax expense	$23	$22	$44	$43
Effective income tax rate	28%	27%	34%	26%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the nine-month period ended September 30, 2019, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 34% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 2% and divestiture of component 2 goodwill resulted in an increase of 6%. For the nine-month period ended September 30, 2018, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 26% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income added 1%.

We made income tax payments (net of refunds) of approximately $12 million and $27 million during the nine-months ended September 30, 2019 and 2018, respectively.

We have approximately $776 million of federal operating loss carryforwards, that expire during the years 2021 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that it is more likely than not that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $837 million of various state operating loss carryforwards, of which we expect approximately $564 million will be utilized.

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

		Production
As of and for the Nine months ended September 30, 2019:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,481	$62	$-	$1,543
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	986	57	83	1,126
Depreciation and amortization	135	9	2	146
(Gain) loss on disposal of assets, net	(27)	-	-	(27)
Operating expenses	1,094	66	85	1,245
Operating income	$387	$(4)	$(85)	$298

Interest expense	$-	$-	$173	$173
Capital expenditures (excluding business combinations)	$69	$-	$4	$73
Goodwill	$1,409	$40	$-	$1,449
Total Assets	$6,906	$142	$56	$7,104

For the Nine months ended September 30, 2018:

Revenue (less agency commissions)	$756	$-	$-	$756
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	437	-	30	467
Depreciation and amortization	56	-	1	57
(Gain) loss on disposal of assets, net	(6)	-	-	(6)
Operating expenses	487	-	31	518
Operating income	$269	$-	$(31)	$238

Interest expense	$-	$-	$74	$74
Capital expenditures (excluding business combinations)	$35	$-	$-	$35

As of December 31, 2018:

Goodwill	$612	$-	$-	$612
Total Assets	$3,242	$-	$971	$4,213

15.     Subsequent Events

Acquisition and Divestiture

On October 1, 2019, we acquired the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 183) from Waterman Broadcasting Corporation for $12 million using cash on hand (the “Charlottesville Acquisition”). Also, on October 1, 2019, in order to meet regulatory requirements, we divested our legacy stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC). We expect that the divestitures will result in a gain of approximately $19 million that will be reported in the fourth quarter of 2019.

Due to the proximity of the closing dates of the Sioux Falls Acquisition and Charlottsville Acquisition to the the filing date of this quarterly report, we are unable to present a preliminary purchase price allocation for the acquired businesses. Fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Pre-payment of Long-term Debt

On November 1, 2019, we made a voluntary pre-payment of $100 million of our 2019 Term Loan, using cash on hand. This pre-payment reduced the lenders’ total loan commitment for the 2019 Term Loan by an equal amount and relieved our obligation to make future quarterly principal payments until the maturity of the 2019 Term Loan.

Stock Repurchase Authorization

On November 6, 2019, the Board of Directors authorized the Company to repurchase up to $150 million of outstanding common stock (GTN) and/or Class A common stock (GTN.A) through December 31, 2022.  This new authorization supersedes the 2004-2006 Repurchase Authorization and the 2016 Repurchase Authorization.  The Company has not yet repurchased any shares under this new plan.

Share repurchases would be implemented through purchases made from time to time in either the open market or private transactions.  The extent to which the Company repurchases any of its shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. The Company is not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

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

Business Overview

We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television stations and digital assets in the United States. Currently, we own television stations and locally focused digital platforms in 93 television markets broadcasting over 400 separate programming streams, including approximately 150 affiliates of the Big Four TV networks. Our station portfolio reaches approximately 24% of total United States television households. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content which we refer to collectively as the “production companies.”

Between December 2017 and November 2018, our television stations achieved the #1 ranking in overall audience in 69 of our 93 markets. In addition, our stations achieved the #1 or #2 ranking in overall audience in 87 of our 93 markets among all local television stations.

Acquisitions

On January 2, 2019, we completed the Raycom Merger. Net of station divestitures due to market overlaps, this transaction added television stations in 34 new markets. In addition to the high-quality television stations acquired as part of the Raycom Merger, we also acquired businesses that provide sports marketing and production services that we believe has resulted in us becoming a more diversified media company. The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. By combining these two companies, we now own and operate television stations and leading digital properties in television markets from Alaska and Hawaii to Maine and Florida.

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

On May 1, 2019, we acquired the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 178) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 199) from United Communications Corporation (the “United Acquisition” and, together with the Raycom Merger, the “2019 Acquisitions”) for an adjusted purchase price of $48 million, excluding transaction related expenses. We began operating those stations on March 1, 2019 under a local programming and marketing agreement and increased the total number of our markets to 93.

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

Revenues, Operations, Cyclicality and Seasonality

During the nine-months ending September 30, 2019, our operating revenues are derived primarily from broadcast and internet advertising and retransmission consent fees and, to a lesser extent, from other sources such as production of sporting events and related television content, tower rentals and management fees.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. For the nine- months ended September 30, 2019 and 2018, we derived approximately 24% and 21%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse themselves in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$218	42.2%	$106	38.0%	$655	42.4%	$325	43.0%
National	56	10.8%	29	10.4%	162	10.5%	84	11.1%
Political	22	4.3%	48	17.2%	30	1.9%	72	9.5%
Retransmission consent	196	37.9%	92	33.0%	601	39.0%	262	34.7%
Production companies	16	3.1%	-	0.0%	62	4.0%	-	0.0%
Other	9	1.7%	4	1.4%	33	2.2%	13	1.7%
Total	$517	100.0%	$279	100.0%	$1,543	100.0%	$756	100.0%

Results of Operations

Three-Months Ended September 30, 2019 (“the 2019 three-month period”) Compared to Three-Months Ended September 30, 2018 (“the 2018 three-month period”)

Revenue. Total revenue increased $238 million, or 85%, to $517 million in the 2019 three-month period from the 2018 three-month period. The 2019 Acquisitions accounted for approximately $274 million of the increase in our total revenue in the 2019 three-month period compared to the 2018 three-month period. Excluding the 2019 Acquisitions, total revenue decreased by $35 million primarily due to a decrease of $40 million in political advertising revenue as a result of 2019 being the “off-year” of the two-year election cycle, partially offset by an increase in retransmission consent revenue. Excluding the 2019 Acquisitions, retransmission consent revenue increased $7 million due to increases in rates.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $171 million, or 118%, to $316 million in the 2019 three-month period from the 2018 three-month period. The 2019 Acquisitions accounted for $165 million of the increase in these expenses in the 2019 three-month period compared to the 2018 three-month period. The remaining difference represented an increase in retransmission expense, consistent with the increased retransmission consent revenue. Non-cash stock based compensation included in broadcast expenses was $2 million in the 2019 three-month period, but was not significant in the 2018 three-month period.

Production company expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets), related to the production companies acquired in the Raycom Merger, were $13 million in the 2019 three-month period. Approximately half of these operating expenses were for personnel costs and half for operating costs at sporting events.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $3 million, or 27%, to $14 million. Non-compensation expense decreased $1 million primarily as a result of decreases in professional fees related to acquisition activities. Professional fees related to our acquisition activities were $1 million in the 2019 three-month period. Compensation expense increased $4 million primarily as a result of increased base and incentive compensation costs. We recorded corporate non-cash stock-based amortization expense of $2 million and $1 million in the 2019 and 2018 three-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $20 million and $13 million in the 2019 and the 2018 three-month periods, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2019 Acquisitions.

Amortization. Amortization of intangible assets totaled $29 million and $5 million in the 2019 and the 2018 three-month periods, respectively. Amortization increased primarily due to the definite-lived intangible assets acquired as a part of the 2019 Acquisitions.

Interest Expense. Interest expense increased $32 million, or 128%, to $57 million for the 2019 three-month period compared to the 2018 three-month period. This increase was attributable to borrowings to finance the Raycom Merger, including, $1.4 billion under our 2019 Senior Credit Facility and $750 million of our 2027 Notes. The average interest rate on our total outstanding debt balance was 5.4% and 5.2% during the 2019 and 2018 three-month periods, respectively. Our average outstanding debt balance was $4.0 billion and $1.8 billion during the 2019 and 2018 three-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $23 million and $22 million in the 2019 and 2018 three-month periods, respectively. Our effective income tax rates were 28% and 27% in the 2019 and 2018 three-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2019 three-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of 28% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income added 2%.

Nine-Months Ended September 30, 2019 (“the 2019 nine-month period”) Compared to Nine-Months Ended September 30, 2018 (“the 2018 nine-month period”)

Revenue. Total revenue increased $787 million, or 104%, to $1.5 billion in the 2019 nine-month period from the 2018 nine-month period. The 2019 Acquisitions accounted for approximately $819 million of the increase in our total revenue in the 2019 nine-month period compared to the 2018 nine-month period. Excluding the 2019 Acquisitions, total revenue decreased by $32 million primarily due to a decrease of $59 million in political advertising revenue as a result of 2019 being the “off-year” of the two-year election cycle partially offset by an increase in retransmission consent revenue. Excluding the 2019 Acquisitions, retransmission consent revenue increased $37 million due to increases in rates.

Excluding the 2019 Acquisitions local and national advertising revenue declined slightly, but was partially offset by revenue from the broadcast of the 2019 Super Bowl on our CBS-affiliated stations of approximately $5 million, compared to $2 million that we earned from the broadcast of the 2018 Super Bowl on our NBC-affiliated stations. In addition, this decrease was also partly the result of no Olympic Games taking place in 2019, compared to $6 million of revenue from the broadcast of the 2018 Winter Olympic Games on our NBC-affiliated stations.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $549 million, or 126%, to $986 million. The 2019 Acquisitions accounted for nearly all of the increase in our total broadcast expenses in the 2019 nine-month period compared to the 2018 nine-month period. The remaining difference represented an increase in retransmission expense, consistent with the increased retransmission consent revenue. Broadcast expenses also included transaction related expenses including $29 million of charges for termination of certain sales representation agreements and $9 million of incentive compensation and severance costs each related to the 2019 Acquisitions in the 2019 nine-month period. Non-cash stock based compensation included in broadcast expenses was $3 million and $2 million, respectively, in the 2019 and 2018 nine-month periods.

Production Company Expenses. Production company expenses (before depreciation, amortization and loss (gain) on disposal of assets) related to the production companies acquired in the Raycom Merger, were $57 million in the 2019 nine-month period. Non-compensation expenses were $41 million, of which the primary components included the costs for the rights to broadcast sporting events of $26 million and professional services of $9 million. Total compensation expenses were $16 million.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $53 million, or 177%, to $83 million in the 2019 nine-month period compared to the 2018 nine-month period primarily as a result of transaction related expenses including $24 million in professional fees related to the 2019 Acquisitions. We also incurred $10 million of incentive compensation and severance compensation related to the 2019 Acquisitions. We recorded corporate non-cash stock-based amortization expense of $7 million and $4 million in the 2019 and 2018 nine-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $60 million and $41 million in the 2019 and the 2018 nine-month periods, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired as a part of the 2019 Acquisitions.

Amortization. Amortization of intangible assets totaled $86 million and $16 million in the 2019 and the 2018 nine-month periods, respectively. Amortization increased primarily due to the definite-lived intangible assets acquired as a part of the 2019 Acquisitions.

(Gain) Loss on Disposals of Assets, Net. We reported gains on disposals of assets of $27 million in the 2019 nine-month period and $6 million in the 2018 nine-month period. These gains were primarily related to assets disposals from the FCC Repack process.

Interest Expense. Interest expense increased $99 million, or 134%, to $173 million for the 2019 nine-month period compared to the 2018 nine-month period. This increase was attributable to borrowings to finance the Raycom Merger, including, $1.4 billion under our senior credit facility and $750 million of our 2027 Notes. The average interest rate on our total outstanding debt balance was 5.5% and 5.1% during the 2019 and 2018 nine-month periods, respectively. Our average outstanding debt balance was $4.0 billion and $1.8 billion during the 2019 and 2018 nine-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $44 million and $43 million in the 2019 and 2018 nine-month periods, respectively. Our effective income tax rates were 34% and 26% in the 2019 and 2018 nine-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2019 nine-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of 34% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 2% and divestiture of component 2 goodwill resulted in an increase of 6%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$255	$186
Net cash used in investing activities	(2,646)	(33)
Net cash provided by (used in) financing activities	1,298	(64)
Net (decrease) increase in cash	$(1,093)	$89

	As of
	September 30, 2019	December 31, 2018
Cash	$326	$667
Restricted Cash	$-	$752
Long-term debt, including current portion	$3,895	$2,549
Borrowing availability under Revolving Credit Facility	$200	$100

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $255 million in the 2019 nine-month period compared to $186 million in the 2018 nine-month period. The increase of $69 million in the 2019 nine-month period was the result of a $38 million decrease in net income, offset by a $66 million increase in net non-cash expenses, primarily depreciation of fixed assets and amortization of definite-lived intangible assets related to the Raycom Merger. Approximately $41 million of cash was provided by changes in net working capital.

Net cash used in investing activities was $2.6 billion in the 2019 nine-month period compared to net cash used in investing activities of $33 million for the 2018 nine-month period. The increase was due to cash used for the 2019 Acquisitions in the 2019 nine-month period.

Net cash provided by financing activities was approximately $1.3 billion in the 2019 nine-month period compared to net cash used in financing activities of $64 million in the 2018 nine-month period. The change to cash provided in the 2019 nine-month period, compared to cash used in the 2018 nine-month period, was due largely to financing activity for the 2019 Acquisitions. In the 2019 and 2018 nine-month periods we used $11 million and $20 million of cash, respectively, to repurchase of shares of our common stock.

Liquidity

As of September 30, 2019 we had $14 million in debt principal payments due over the next twelve months. On November 1, 2019, we made a voluntary pre-payment of $100 million of our 2019 Term Loan, using cash on hand. This pre-payment reduced the lenders’ total loan commitment for the 2019 Term Loan by an equal amount and relieved our obligation to make quarterly payments of loan principal on the 2019 Term Loan. Currently we estimate that we will make approximately $202 million in debt interest payments over the twelve months immediately following September 30, 2019.

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

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2019 and 2018 nine-month periods were $73 million and $35 million, respectively. Excluding Repack, our capital expenditures for the 2019 and 2018 nine months periods were $38 million and $16 million, respectively. Our capitalized Repack costs for the 2019 and 2018 nine-month periods were $34 million and $17 million, respectively. As of September 30, 2019, the amount requested from the FCC for Repack, but not yet received, was approximately $8 million. Excluding Repack, we expect that our capital expenditures will be approximately $35 million to $37 million during the remainder of 2019. In addition, capital expenditures for Repack during the remainder of 2019 are expected to range between approximately $2 million and $3 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Subsequent Acquisition and Divestiture

On October 1, 2019, we acquired the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 183) from Waterman Broadcasting Corporation for $12 million using cash on hand (the “Charlottesville Acquisition”). Also, on October 1, 2019, in order to meet regulatory requirements, we divested our legacy stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC). We expect that the divestiture will result in a gain of approximately $19 million that will be reported in the fourth quarter of 2019.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. We made income tax payments (net of refunds) of approximately $12 million and $27 million in the 2019 and 2018 nine-month periods, respectively. We anticipate making income tax payments (net of refunds) of approximately $13 million during the remainder of 2019.

We have approximately $776 million in federal operating loss carryforwards, that expire during the years 2021 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that it is more likely than not that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $837 million of various state operating loss carryforwards, of which we expect approximately $564 million will be utilized.

During the 2019 nine-month period, we contributed $3 million to our defined benefit pension plan.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding our results of operations, general and industry-specific economic conditions, income tax payments, the expected impact of acquisitions and divestitures and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2018 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2019 has not materially changed since December 31, 2018. The market risk profile as of December 31, 2018 is disclosed in our 2018 Form 10-K.

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

During the nine-month period ended September 30, 2019, we implemented changes in our internal control over financial reporting in connection with the adoption of ASU 2016-02 – Leases (Topic 842). These changes included controls related to the collection of data for the amounts that we disclose in the footnotes to our financial statements. Our evaluation included controls that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the nine-month period ended September 30, 2019, we began implementing changes in our internal control over financial reporting in connection with the Raycom Merger. These changes will continue to be identified and implemented during the remainder of 2019.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In each of March and November 2004, the Board of Directors of the Company authorized the Company to repurchase up to 2 million shares of the Company's common stock or Class A common stock. In March 2006, this authorization was increased to an aggregate of 5 million shares (the “2004-2006 Repurchase Authorization”). As of September 30, 2019, 279,200 shares remain available for repurchase under this authorization, which has no expiration date.

On November 6, 2016, the Board of Directors of the Company authorized the Company to purchase up to an additional $75 million of our outstanding common stock prior to December 31, 2019 (the “2016 Repurchase Authorization”).

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

The following table summarizes repurchases of our common stock in the three-months ended September 30, 2019, all of which were pursuant to the 2016 Repurchase Authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

July 1, 2019 through July 31, 2019:	-	$0.00	-	$54,153,513

August 1, 2019 through August 31, 2019:	-	$0.00	-	$53,952,489

September 1, 2019 through September 30, 2019:	651,593	$16.37	651,593	$43,460,063

Total	651,593	$16.67	651,593

(1)	All shares purchased were shares of common stock.

(2)	Amount excludes brokerage commissions.

(3)

The amounts presented at each respective month-end include the aggregate of the remaining dollar value available to purchase our common stock under the 2016 Repurchase Authorization and the approximate dollar value available for repurchase of our Class A common stock or our common stock, under the 2004-2006 Repurchase Authorization.

Item 6.     Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: November 7, 2019	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer