Form 10-K
period 2019-12-31
GRAY TELEVISION INC
filed 2020-02-27
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

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

_________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2019: Class A Common Stock and Common Stock; no par value –$1,500,331,986.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
92,819,689 shares outstanding as of February 21, 2020	7,048,006 shares outstanding as of February 21, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders, to be filed within 120 days of the registrant’s fiscal year end, pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

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

General

We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television (“television” or “TV”) stations and digital assets in the United States. We currently own and/or operate television stations and leading digital properties in 93 television markets that collectively reach approximately 24% of US television households. Over calendar year 2019, our stations were ranked first in 68 markets, and first and/or second in 86 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Our operating revenues are derived primarily from broadcast and internet advertising and from retransmission consent fees. For the years ended December 31, 2019, 2018 and 2017 our total revenues were $2.1 billion, $1.1 billion and $883 million, respectively.

Markets and Stations

We believe a key driver for our strong market position both in the past and in the future is our focus on strong local news and information programming. We believe that our market position and our strong local teams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2019 and 2018, our largest market by revenue was Cleveland, Ohio, which contributed approximately 4% of our revenue in 2019. Our top 10 markets by revenue contributed approximately 24% and 32% of our revenue for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, our CBS-affiliated channels accounted for approximately 34% of our revenue; our NBC-affiliated channels accounted for approximately 32% of our revenue; our ABC-affiliated channels accounted for approximately 15% of our revenue; and our FOX-affiliated channels accounted for approximately 11% of our revenue. We refer to CBS, NBC, ABC and FOX collectively as the “Big Four.”

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

Television Industry Background

The Federal Communications Commission (“FCC”) grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any one geographic area. Each commercial television station in the United States is assigned to one of 210 designated market areas (“DMAs”). These markets are ranked in size according to their number of television households, with the market having the largest number of television households ranked number one (New York City). Each DMA is an exclusive geographic area consisting of all counties (and in some cases, portions of counties) in which the home-market commercial television stations receive the greatest percentage of total viewing hours.

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

Advertising rates can also be determined in part by the station’s ratings and market share among particular demographic groups that an advertiser may be targeting. Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Strategy

Our success is based on the following strategies:

Grow by Leveraging our Diverse National Footprint. We serve a diverse and national footprint of television stations. We currently operate in DMAs ranked between 12 and 209. We operate in many markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are also diversified across our broadcast programming.

Maintain and Grow our Market Leadership Position. According to Comscore, Inc., during calendar year 2019, our owned and operated television stations achieved the #1 ranking in overall audience in 68 of our 93 markets. In addition, our stations achieved the #1 and/or #2 ranking in overall audience in 86 of our 93 markets.

We believe there are significant advantages in operating the #1 or #2 television broadcasting stations in a local market. Strong audience and market share allow us to enhance our advertising revenue through price discipline and leadership. We believe a top-rated news platform is critical to capturing incremental sponsorship and political advertising revenue. Our high-quality station group allows us to generate higher operating margins, which allows us additional opportunities to reinvest in our business to further strengthen our network and news ratings. Furthermore, we believe operating the top ranked stations in our various markets allows us to attract and retain top talent.

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

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, from October 31, 2013 through December 31, 2019, we completed several acquisition and divestiture transactions, including some that had a material impact on our results of operations. For more information on these transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in each of 2019 and 2017, which we may also refer to collectively as our “acquisitions,” our “recent acquisitions” or “the acquisitions.”

Continue to Monetize Digital Spectrum. In addition to each of our stations’ primary channel, we also broadcast a number of secondary channels. Certain of our secondary channels are affiliated with more than one network simultaneously. Our strategy includes expanding upon our digital offerings and sales. We also evaluate opportunities to use spectrum for future delivery of data to mobile devices using a new transmission standard.

Continue to Maintain Prudent Cost Management. Historically, we have closely managed our costs to maintain and improve our margins. We believe that our market leadership position provides us additional negotiating leverage to enable us to lower, on a relative basis, our syndicated programming costs. We have increased the efficiency of our stations by automating video production and back office processes. We believe that we will be able to further benefit from our cost and operational efficiencies as we continue to grow.

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. In recent years, we acted to improve the terms of our debt by amending or replacing our long-term debt in order to lock in more attractive terms while interest rates are at historically low levels. During 2017, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $14.50 per share. The net proceeds of the offering were $239 million, after deducting underwriting discounts and expenses. During 2019 we completed the acquisition of all the equity interests of Raycom Media, Inc. (“Raycom”) and other related transactions (the “Raycom Merger”) using a financing plan composed of our cash on hand, common stock, preferred stock, attractively priced fixed rate debt and an amended term loan facility. We continually evaluate opportunities to improve our balance sheet. For more information regarding the Raycom Merger, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein.

Stations

The following table provides information about our television stations as of February 21, 2020:

					Primary	Primary
					Broadcast	Channel
		Station		Network	License	Station
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)

12	Tampa-St. Petersburg (Sarasota), FL	WWSB		ABC	2/1/2021	12
19	Cleveland-Akron (Canton)	WOIO		CBS	10/1/2021	3
19	Cleveland-Akron (Canton)	WUAB		CW	10/1/2021	6
21	Charlotte, NC	WBTV		CBS	12/1/2020	1
36	West Palm Beach-Ft. Pierce, FL	WFLX		FOX	2/1/2021	4
37	Cincinnati, OH	WXIX		FOX	8/1/2021	4
44	Birmingham (Ann and Tusc)	WBRC		FOX	4/1/2021	1
48	Louisville, KY	WAVE		NBC	8/1/2021	2
50	New Orleans, LA	WVUE		FOX	6/1/2021	1
51	Memphis, TN	WMC		NBC	8/1/2021	2
54	Richmond- Petersburg, VA	WWBT		NBC	10/1/2020	2
54	Richmond- Petersburg, VA	WUPV		CW	10/1/2020	5
61	Knoxville, TN	WVLT		CBS	8/1/2021	2
61	Knoxville, TN	WBXX		CW	8/1/2021	6
64	Lexington, KY	WKYT		CBS	8/1/2021	1
64	(Hazard, KY)	WYMT	(e)	CBS	8/1/2021
65	Tucson (Nogales), AZ	KOLD		CBS	10/1/2022	1
66	Honolulu, HI	KHNL		NBC	2/1/2023	4
66	Honolulu, HI	KGMB		CBS	2/1/2023	1
66	Honolulu, HI	KHBC	(e)	NBC/CBS	2/1/2023
66	Honolulu, HI	KOGG	(e)	NBC/CBS	2/1/2023
67	Green Bay/Appleton	WBAY		ABC	12/1/2021	1
69	Roanoke/Lynchburg, VA	WDBJ		CBS	10/1/2020	1
69	Roanoke/Lynchburg, VA	WZBJ		MY	10/1/2020	6
69	Roanoke/Lynchburg, VA	WZBJ-CD		MY	10/1/2020
71	Omaha, NE	WOWT		NBC	6/1/2022	2
72	Wichita/Hutchinson, KS	KWCH		CBS	6/1/2022	1
72	Wichita/Hutchinson, KS	KSCW		CW	6/1/2022	5
72	(Ensign, KS)	KBSD	(e)	CBS	6/1/2022
72	(Goodland, KS)	KBSL	(e)	CBS	6/1/2022
72	(Hays, KS)	KBSH	(e)	CBS	6/1/2022
73	Springfield, MO	KYTV		NBC	2/1/2022	1
73	Springfield, MO	KYCW		CW	2/1/2022	4
73	Springfield, MO	KSPR		ABC	2/1/2022	3
74	Charleston/Huntington, WV	WSAZ		NBC	10/1/2020	1
74	Charleston/Huntington, WV	WQCW		CW	10/1/2021	6
75	Columbia, SC	WIS		NBC	12/1/2020	1
77	Flint/Saginaw/Bay City, MI	WJRT		ABC	10/1/2021	2
78	Huntsville- Decatur (Florence), AL	WAFF		NBC	4/1/2021	2
80	Toledo, OH	WTVG		ABC	10/1/2021	1
81	Madison, WI	WMTV		NBC	12/1/2021	1

Our television stations (continued):

					Primary	Primary
					Broadcast	Channel
		Station		Network	License	Station
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)

82	Waco/Temple/Bryan, TX	KWTX		CBS	8/1/2022	1
82	Waco/Temple/Bryan, TX	KBTX	(e)	CBS	8/1/2022	4
82	Waco/Temple/Bryan, TX	KNCT		CW	8/1/2022
84	Paducah, KY/Cape Girardeau, MO/Harrisburg, IL	KFVS		CBS	2/1/2022	1
84	Paducah, KY/Cape Girardeau, MO/Harrisburg, IL	WQWQ		CW/ME	8/1/2021	5
85	Colorado Springs/Pueblo, CO	KKTV		CBS	4/1/2022	1
86	Shreveport, LA	KSLA		CBS	6/1/2021	2
89	Savannah, GA	WTOC		CBS	4/1/2021	1
90	Cedar Rapids, IA	KCRG		ABC	2/1/2022	1
91	Charleston, SC	WCSC		CBS	12/1/2020	1
94	Baton Rouge, LA	WAFB		CBS	6/1/2021	1
94	Baton Rouge, LA	WBXH		MY	6/1/2021	8
95	Jackson, MS	WLBT		NBC	6/1/2021	1
96	Burlington, VT - Plattsburgh, NY	WCAX		CBS	4/1/2023	1
96	Burlington, VT - Plattsburgh, NY	WYCI		H&I	6/1/2023
97	Myrtle Beach-Florence	WMBF		NBC	12/1/2020	3
98	South Bend/Elkhart, IN	WNDU		NBC	8/1/2021	2
100	Greenville/New Bern/Washington, NC	WITN		NBC	12/1/2020	1
102	Boise, ID	KNIN		FOX	10/1/2022	4
103	Davenport, IA (Quad Cities)	KWQC		NBC	2/1/2022	1
104	Reno, NV	KOLO		ABC	10/1/2022	2
105	Evansville, IN	WFIE		NBC	8/1/2021	1
107	Lincoln/Hastings/Kearney, NE	KOLN		CBS	6/1/2022	1
107	(Grand Island, NE)	KGIN	(e)	CBS	6/1/2022
107	Lincoln/Hastings/Kearney, NE	KSNB		NBC	6/1/2022	4
107	Lincoln/Hastings/Kearney, NE	KCWH		CW	6/1/2022
107	(Hastings, NE)	KNHL		ME/MY	6/1/2022
108	Augusta, GA/Aiken, SC	WRDW		CBS	4/1/2021	2
108	Augusta, GA/Aiken, SC	WAGT		NBC	4/1/2021	4
109	Tallahassee, FL/Thomasville, GA	WCTV		CBS	4/1/2021	1
109	Tallahassee, FL/Thomasville, GA	WFXU		MY	2/1/2021
112	Lansing, MI	WILX		NBC	10/1/2021	2
113	Sioux Falls, SD	KSFY		ABC	4/1/2022	2
113	(Pierre, SD)	KPRY	(e)	ABC	4/1/2022
113	Sioux Falls, SD	KDLT		NBC	4/1/2022	3
113	(Sioux Falls, SD)	KDLV	(e)	NBC	4/1/2022
114	Tyler-Longview, TX	KLTV		ABC	8/1/2022	1
114	Tyler-Longview, TX	KTRE	(e)	ABC	8/1/2022	4
116	Fargo/Valley City, ND	KVLY		NBC	4/1/2022	1
116	Fargo/Valley City, ND	KXJB		CBS	4/1/2022	2
122	Montgomery, AL	WSFA		NBC	4/1/2021	1
127	Wilmington, NC	WECT		NBC	12/1/2020	1
129	La Crosse/Eau Claire, WI	WEAU		NBC	12/1/2021	2
130	Columbus, GA (Opelika, AL)	WTVM		ABC	4/1/2021	1
132	Amarillo, TX	KFDA		CBS	8/1/2022	1
132	(Amarillo, TX)	KZBZ	(e)	CBS	10/1/2022
132	Amarillo, TX	KEYU		TEL	8/1/2022	7
134	Wausau/Rhinelander, WI	WSAW		CBS	12/1/2021	2
134	Wausau/Rhinelander, WI	WZAW		FOX	12/1/2021	4
138	Rockford, IL	WIFR		CBS	12/1/2021	1
140	Monroe/El Dorado, LA	KNOE		CBS/ABC	6/1/2021	1
142	Lubbock, TX	KCBD		NBC	8/1/2022	1

Our television stations (continued):

					Primary	Primary
					Broadcast	Channel
		Station		Network	License	Station
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)

144	Topeka, KS	WIBW		CBS	6/1/2022	1
145	Odessa/Midland, TX	KOSA		CBS	8/1/2022	1
145	(Big Springs)	KCWO	(e)	CW	8/1/2022
145	Odessa/Midland, TX	KTLE		TEL	8/1/2022
146	Minot/Bismarck/Dickinson, ND	KFYR		NBC/FOX	4/1/2022	1
146	(Minot, ND)	KMOT	(e)	NBC/FOX	4/1/2022
146	(Williston, ND)	KUMV	(e)	NBC/FOX	4/1/2022
146	(Dickinson, ND)	KQCD	(e)	NBC/FOX	4/1/2022
147	Wichita Falls, TX & Lawton, OK	KSWO		ABC	6/1/2022	2
147	Wichita Falls, TX & Lawton, OK	KKTM		TEL	6/1/2022	7
149	Panama City, FL	WJHG		NBC	2/1/2021	1
149	Panama City, FL	WECP		CBS	2/1/2021	3
151	Anchorage, AK	KTUU		NBC	2/1/2023	1
151	Anchorage, AK	KYES		MY	2/1/2023	6
154	Albany, GA	WALB		NBC/ABC	4/1/2021	1
154	Albany, GA	WGCW		CW	4/1/2021	6
155	Biloxi-Gulfport, MS	WLOX		ABC/CBS	6/1/2021	1
156	Gainesville, FL	WCJB		ABC	2/1/2021	1
158	Sherman, TX/Ada, OK	KXII		CBS/FOX	8/1/2022	1
158	(Paris, TX)	KXIP	(e)	CBS	8/1/2022
159	Bangor, ME	WABI		CBS	4/1/2023	1
167	Hattiesburg/Laurel, MS	WDAM		NBC/ABC	6/1/2021	1
169	Rapid City, SD	KOTA		ABC	4/1/2022	1
169	Rapid City, SD	KEVN		FOX	4/1/2022	4
169	(Lead, SD)	KHSD	(e)	ABC/FOX	4/1/2022
169	(Sheridan, WY)	KSGW	(e)	ABC	10/1/2022
170	Lake Charles, LA	KPLC		NBC	6/1/2021	1
171	Dothan, AL	WTVY		CBS	4/1/2021	1
171	Dothan, AL	WRGX		NBC	4/1/2021	3
173	Clarksburg/Weston, WV	WDTV		CBS	10/1/2020	2
173	Clarksburg/Weston, WV	WVFX		FOX	10/1/2020	4
175	Harrisonburg, VA	WHSV		ABC	10/1/2020	1
175	Harrisonburg, VA	WSVF		FOX/CBS	10/1/2020	3
175	Harrisonburg, VA	WSVW		NBC
177	Bowling Green, KY	WBKO		ABC/FOX	8/1/2021	1
178	Alexandria, LA	KALB		NBC/CBS	6/1/2021	1
180	Marquette, MI	WLUC		NBC/FOX	10/1/2021	1
181	Watertown, NY	WWNY		CBS	6/1/2023	1
181	Watertown, NY	WNYF		FOX	6/1/2023	2
182	Charlottesville, VA	WVIR		NBC	10/1/2020	1
183	Jonesboro, AR	KAIT		ABC/NBC	6/1/2021	1

Our television stations (continued):

					Primary	Primary
					Broadcast	Channel
		Station		Network	License	Station
DMA	Designated Market Area	Call		Affiliation	Expiration	Rank in
Rank (a)	("DMA")	Letters		(b)	Date (c)	DMA (d)

184	Laredo, TX	KGNS		NBC/ABC	8/1/2022	2
184	Laredo, TX	KYLX		CBS	8/1/2022	4
184	Laredo, TX	KXNU		TEL	8/1/2022	5
188	Grand Junction/Montrose, CO	KKCO		NBC	4/1/2022	1
188	Grand Junction/Montrose, CO	KJCT		ABC	4/1/2022	3
190	Meridian, MS	WTOK		ABC	6/1/2021	1
191	Twin Falls, ID	KMVT		CBS	10/1/2022	1
191	Twin Falls, ID	KSVT		FOX	10/1/2022	4
193	Parkersburg, WV	WTAP		NBC	10/1/2020	1
193	Parkersburg, WV	WIYE		CBS	10/1/2020	2
193	Parkersburg, WV	WOVA		FOX	10/1/2020	3
196	Cheyenne, WY/Scottsbluff, NE	KGWN		CBS	10/1/2022	1
196	(Scottsbluff, NE)	KSTF	(e)	CBS	6/1/2022
196	(Cheyenne, WY/Scottsbluff, NE)	KCHY	(e)	NBC	10/1/2022
198	Mankato, MN	KEYC		CBS/FOX	4/1/2022	1
198	Mankato, MN	KMNF		NBC	4/1/2022
199	Casper/Riverton, WY	KCWY		NBC	10/1/2022	1
201	Ottumwa, IA/Kirksville, MO	KYOU		FOX/NBC	2/1/2022	3
203	Fairbanks, AK	KXDF		CBS	2/1/2023	2
203	Fairbanks, AK	KTVF		NBC	2/1/2023	1
203	Fairbanks, AK	KFXF		MY	2/1/2023	5
206	Presque Isle, ME	WAGM		CBS/FOX	4/1/2023	1
206	Presque Isle, ME	WWPI		NBC
209	North Platte, NE	KNOP		NBC	6/1/2022	1
209	(Scottsbluff, NE)	KNEP	(e)	NBC	6/1/2022
209	North Platte, NE	KNPL		CBS	6/1/2022	2
209	North Platte, NE	KIIT		FOX	6/1/2022	3

(a)	DMA rank for the 2019-2020 television season based on information published by Comscore.

(b)	Indicates primary network affiliations. All primary channels and nearly all of our secondary channels broadcast by the stations are affiliated with at least one broadcast network.

(c)	Indicates expiration dates of primary FCC broadcast licenses.

(d)	Based on Comscore data for 2019.

(e)	This station is a satellite station under FCC rules and simulcasts the programming of our primary channel in its market. This station may offer some locally originated programming, such as local news.

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

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2019, 2018 or 2017, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. For the years ended December 31, 2019, 2018 and 2017, we derived approximately 25%, of our total broadcast advertising revenue from our customers in the automotive industry. Revenue from this industry may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

Station Network Affiliations. In addition to affiliations with ABC, CBS, NBC and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network (“MY” or “My Network”), the MeTV Network, Justice, Circle, This TV Network, Antenna TV, Telemundo (“Tel.”), Cozi, Heroes and Icons (“H&I”) and MOVIES! Network. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast independent and local news/weather channels in some markets.

On January 1, 2020, Circle Media, LLC (“Circle”), a Nashville, Tennessee based joint venture between Opry Entertainment Group, a subsidiary of Ryman Hospitality Properties, and Gray launched a new country music and lifestyle television network on the secondary channels of numerous television stations. Circle offers various content including entertainment news, documentaries, movies, archival, new and licensed programming, Grand Ole Opry performances, and more. Circle has now launched on Gray Television stations in 56 markets as well as on stations in markets such as New York, Los Angeles, Philadelphia, Dallas-Ft. Worth, Atlanta, Nashville, and many others through separate distribution agreements with CBS television stations and other broadcasters.

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

We believe most successful commercial television stations obtain their brand identity from locally produced news programs. Notwithstanding this, however, the affiliation of a station’s channels with one of the Big Four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical network provides an affiliate with network programming in exchange for a substantial majority of the advertising time available for sale during the airing of the network programs. The network then sells this advertising time and retains the revenue. The affiliate sells the remaining advertising time available within the network programming and non-network programming, and the affiliate retains most or all of such revenue from these sales. In seeking to acquire programming to supplement network-supplied programming, which we believe is critical to maximizing affiliate revenue, affiliates compete primarily with other affiliates and independent stations in their markets as well as, in certain cases, various national non-broadcast networks (“cable networks”) and various video streaming services that present competitive programming. The Big Four networks and CW charge fees to their affiliates for receiving network programming.

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

Affiliates of FOX and CW must purchase or produce a greater amount of programming for their non-network time periods, generally resulting in higher programming costs. However, affiliates of FOX and CW retain a larger portion of their advertising time inventory and the related revenues compared to Big Three affiliates.

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

Programming. Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell “first run” and “off network” or rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to first run programming (such as Wheel of Fortune) and off network reruns (such as Seinfeld). Broadcast stations also compete for exclusive news stories and features. Cable networks and internet service providers compete with local stations for programming.

Advertising. Advertising revenues comprise the primary source of revenues for our stations. Our stations compete for advertising revenues in their respective markets with other television stations, digital platforms including Google and Facebook, local cable and other MVPD systems, as well as local newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories and direct mail.

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

Media Ownership Restrictions and FCC Proceedings. The FCC’s broadcast ownership rules affect the number, type and location of broadcast properties that we may hold or acquire. The FCC adopted significant changes to its ownership rules, which took effect in February 2018. However, in November 2019, the U.S. Court of Appeals for the Third Circuit issued a mandate that vacated the FCC’s changes and reinstated the prior ownership rules.  The reinstated rules limit the common ownership, operation or control of, and “attributable” interests or voting power in: (i) television stations serving the same area; (ii) television stations and radio stations serving the same area, and (iii) daily newspapers and television or radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In December 2018, the FCC began the new quadrennial review of its ownership rules.  In its Notice of Proposed Rulemaking (“NPRM”), the FCC is seeking comments on competition in the local television marketplace, including: (i) whether its current two-stations to a market limit should be relaxed or tightened, (ii) whether it should modify its general prohibition on owning two stations ranked among the top-four in a market, (iii) if the FCC’s television market analysis should consider the factors the DOJ applies to local television issues, and (iv) how the FCC should evaluate competition among television stations.

Local TV Ownership Rules. The FCC’s current television ownership rules allow one entity to own two commercial television stations in a DMA as long as the specified service contours of the stations do not overlap or, if they do, at least one of the stations is not ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA.  Waivers of this rule may be available if at least one of the stations in a proposed combination qualifies, pursuant to specific criteria set forth in the FCC’s rules, as failed, failing, or unbuilt.

Cross-Media Limits. The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market.

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

Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in other broadcast and daily newspaper properties in the same areas as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of media ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. 80a-3, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market television broadcast company; and (vi) time brokerage of a television broadcast station by a same-market television broadcast company providing more than 15 percent of the station’s weekly programming.

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

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to present educational and informational children’s programming. Broadcasters are effectively required through license renewal processing guidelines to provide a certain amount of children’s educational programming per week on their primary channels. In July 2019, the FCC issued an Order that adopted sweeping changes to the current children’s programming rules giving broadcasters increased flexibility in how they choose to serve the educational and informational needs of children.

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $414,454 per incident. The FCC has sought comment on whether it should modify its indecency policies, but has not yet issued a decision in this proceeding. The outcome of this proceeding could affect future FCC policies in this area, which could have a material adverse effect on our business.

EEO Rules. The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the EEO rules and may be sanctioned for noncompliance.

MVPD Retransmission of Local Television Signals. Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all MVPD systems serving their market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s signal without its consent (“retransmission consent”). Stations must make this election by October 1 every three years. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current election cycle commenced on January 1, 2018 and ends on December 31, 2020. Our stations have elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets.Elections for the three-year cycle beginning January 1, 2021 need to be made by October 1, 2020.

In accordance with STELAR, the FCC has promulgated rules that (i) grant DBS providers the right to seek market modifications based on factors similar to those used in the cable industry, (ii) broadened the FCC’s prohibition against joint retransmission negotiations by prohibiting joint retransmission negotiations by any stations in the same DMA not under common control, (iii) prohibit a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed, and (iv) eliminated the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

We currently are not a party to any agreements that delegate our authority to negotiate retransmission consent for any of our television stations or grant us authority to negotiate retransmission consent for any other television station. Nevertheless, we cannot predict how the FCC’s restriction on joint negotiation might impact future opportunities.

The FCC has sought comment on whether it should modify or eliminate the network non-duplication and syndicated exclusivity rules. We cannot predict the outcome of this proceeding. If, however, the FCC eliminates or relaxes its rules enforcing our program exclusivity rights, it could affect our ability to negotiate future retransmission consent agreements, and it could harm our ratings and advertising revenue if cable and satellite operators import duplicative programming.

Certain online video distributors (“OVDs”) have explored streaming broadcast programming over the internet without the consent of the copyright owner of the programming. The majority of federal courts have sided with broadcasters and enjoined OVDs from streaming broadcast programming. Recently, a new OVD, organized as a non-profit, began offering free access to broadcast programming in select cities over the Internet. This OVD argues that its retransmission of broadcast signals via the Internet is covered by an exemption from copyright liability applicable to non-profit entities.  In July 2019, the major broadcast networks and certain affiliated entities filed a copyright suit in the United States District Court for the Southern District of New York challenging this OVD’s operations.  That suit remains pending and the OVD has continued its operations.

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

In December 2019, the Satellite Television Community Protection and Promotion Act of 2019 and the Television Viewer Protection Act of 2019 (the “TVPA of 2019”) were signed into law. Among other things, these acts (i) made permanent the copyright license set out in Section 119 of the Copyright Act; (ii) limited eligibility for use of the Section 119 license to retransmit the signals of network television broadcast stations to unserved households to those satellite operators who provide local-into-local service to all DMAs; and (iii) modified the definition of unserved households to those households located in a “short market” (which, in turn, was defined as a local market in which programming of one or more of the top four networks is not offered on either the primary or multicast stream by any network station in that market).  The TVPA of 2019 also made permanent the requirement that broadcasters and MVPDs negotiate in good faith and adds a provision that will (i) allow MVPDs to designate a buying group to negotiate retransmission consent agreements on their behalf and (ii) require large stations groups, such as the Company, to negotiate in good faith with a qualified MVPD buying group.

The Incentive Auction concluded in 2017 requiring the FCC to reallocate  84 MHz of spectrum to new users. As part of this reallocation process, certain television stations that did not sell their spectrum in the reverse auction were required to change channels and modify their transmission facilities (the “Repack”). The FCC was required to use “reasonable efforts” to preserve a station’s coverage area and population served and cannot require that a station involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. These changes may constrain our ability to provide high definition programming and additional program streams, including mobile video services. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs.  In March 2018, Congress adopted the Reimbursement Expansion Act (“REA”) to expand the list of entities eligible to be reimbursed for Repack expenses to include LPTV and TV translator stations. The REA also increased the funds available to reimbursement full power and Class A stations.

The FCC protected  only full power and Class A television stations during the Repack. In certain markets, our low power television stations were displaced by this process requiring us to locate alternate channels for ongoing operations. In an NPRM released on June 16, 2015, the FCC proposed to reserve one vacant channel in each market (and up to two channels in certain markets) for use by unlicensed “white spaces” devices and wireless microphones. If the FCC adopts this proposal, it could limit the ability of our low power stations to locate an alternate channel if displaced in the future.

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

Employees

As of February 21, 2020, we had 6,912 full-time employees and 1,106 part-time employees, of which 217 full-time and seven part-time employees at four stations were represented by various unions. We consider our relations with our employees to be good.

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

RisksRelatedtoOurIndebtedness

We have substantial debt and have the ability to incur significant additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term obligations.

Currently we have approximately $3.8 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions under our senior credit facility (the “2019 Senior Credit Facility”), we have the ability to incur significant additional debt, including secured debt under our un-drawn $200 million revolving credit facility. The terms of the indenture (the “2027 Notes Indenture”) governing our outstanding 7.0% senior notes due 2027 (the “2027 Notes”), the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and the indenture (the “2024 Notes Indenture”) governing our 5.125% senior notes due 2024 (the “2024 Notes”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

RisksRelatedtoOurBusiness

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

●	our competitors’ activities, including increased competition from other advertising-based mediums, particularly digital platforms, cable networks, MVPDs and other internet companies;

●	the duration and extent of any network preemption of regularly scheduled programming for any reason;

●	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;

●	labor disputes or other disruptions at major national advertisers, programming providers or networks; and

●	other factors beyond our control.

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters rather than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during this period. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd- numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale of advertising to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2019 and 2018, we derived approximately 3% and 14%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts, which also occur in even-numbered years. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2019 or 2018, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. During the years ended December 31, 2019 and 2018 we derived approximately 25% of our total broadcast advertising revenue from our advertisers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances industries, declined.

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

The FCC has taken  actions to implement various provisions of STELAR affecting the carriage of television stations, including (i) adopting rules that allow for the modification of satellite television markets in order to ensure that satellite operators carry the broadcast stations of most interest to their communities, (ii) tightening its rules on joint retransmission consent negotiations to prohibit joint negotiations by stations in the same market unless those stations are commonly controlled, (iii) prohibiting a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iv) eliminating the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

We currently are not a party to any agreements that delegate our authority to negotiate retransmission consent for any of our television stations or grant us authority to negotiate retransmission consent for any other television station. Nevertheless, we cannot predict how the FCC’s restrictions on joint negotiations might impact future opportunities.

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

In addition, certain online video distributors (“OVDs”) have explored streaming broadcast programming over the internet without approval from or payments to the broadcaster. The majority of federal courts have issued preliminary injunctions enjoining these OVDs from streaming broadcast programming. Recently, a new OVD, organized as a non- profit began operating, claiming that its operations are exempt from copyright liability because of its non- profit status.  In July 2019, the major broadcast networks and certain affiliated entities filed a copyright lawsuit against this OVD.  The OVD continues to operate while the lawsuit is pending.  We cannot predict the outcome of this lawsuit. Separately, on December 19, 2014, the FCC issued an NPRM proposing to classify certain OVDs as MVPDs for purposes of certain FCC carriage rules. If the FCC adopts its proposal, OVDs would need to negotiate for consent from broadcasters before they retransmit broadcast signals. We cannot predict whether the FCC will adopt its proposal or other modified rules that might weaken our rights to negotiate with OVDs.

In December 2019, Congress adopted the Satellite Television Community Protection and Promotion Act of 2019 and the Television Viewer Protection Act of 2019 (the “TVPA of 2019”). Among other things, these acts (i) made permanent the copyright license set out in Section 119 of the Copyright Act; (ii) limited eligibility for use of the Section 119 license to retransmit the signals of network television broadcast stations to unserved households to those satellite operators who provide local-into-local service to all DMAs; and (iii) modified the definition of unserved households to those households located in a “short market” (which, in turn, was defined as a local market in which programming of one or more of the top four networks is not offered on either the primary or multicast stream by any network station in that market).  The TVPA of 2019 also made permanent the requirement that broadcasters and MVPDs negotiate in good faith and adds a provision that will (i) allow MVPDs to designate a buying group to negotiate retransmission consent agreements on their behalf and (ii) require large stations groups, including ours, to negotiate in good faith with a qualified MVPD buying group.

Congress continues to consider various changes to the statutory scheme governing retransmission of broadcast programming. Some of the proposed bills would make it more difficult to negotiate retransmission consent agreements with large MVPDs and would weaken our leverage to seek market-based compensation for our programming. We cannot predict whether any of these proposals will become law, and, if any do, we cannot determine the effect that any statutory changes would have on our business.

We operate in a highly competitive environment. Competition occurs on multiple levels (for audiences, programming and advertisers) and is based on a variety of factors. If we are not able to successfully compete in all relevant aspects, our revenues will be materially adversely affected.

Television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position. With respect to audiences, stations compete primarily based on broadcast program popularity. We cannot provide any assurances as to the acceptability by audiences of any of the programs we broadcast. Further, because we compete with other broadcast stations for certain programming, we cannot provide any assurances that we will be able to obtain any desired programming at costs that we believe are reasonable. Cable-network programming, combined with increased access to cable, satellite TV, and internet video streaming services, has become a significant competitor for broadcast television programming viewers. Cable networks’ viewership and advertising share have increased due to the growth in MVPD and internet video streaming services, penetration (the percentage of television households that are connected to an MVPD or internet video system) and increased investments in programming by cable networks or internet video. Further increases in the advertising share of cable networks and internet video streaming services could materially adversely affect the advertising revenue of our television stations.

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

We may be unable to maintain or increase our digital advertising revenue, which could have a material adverse effect on our business and operating results.

We generate a portion of our advertising revenue from the sale of advertisements on our digital sites. Our ability to maintain and increase this advertising revenue is largely dependent upon the number of users actively visiting our internet sites and using our digital apps. As a result, we must increase user engagement with our internet sites in order to increase our advertising revenue. Because digital advertising techniques are evolving, if our content, technology and advertisement serving techniques do not evolve to meet the changing needs of advertisers, our advertising revenue could also decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our internet advertising revenue.

We do not have long-term agreements with most of our digital advertisers. Any termination, change or decrease in our relationships with our largest digital advertising clients could have a material adverse effect on our revenue and profitability. If we do not maintain or increase our digital advertising revenue, our business, results of operations and financial condition could be materially adversely affected.

We have, in the past, incurred impairment charges on our goodwill and/or broadcast licenses, and any such future charges may have a material effect on the value of our total assets.

As of December 31, 2019, the book value of our broadcast licenses was $3.6 billion and the book value of our goodwill was $1.4 billion, in comparison to total assets of $7.0 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

Recently enacted changes to the United States tax laws may have a material impact on our business or financial condition.

On December 22, 2017, United States tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA made substantial changes to United States tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income and the allowance of immediate expensing of capital expenditures. The TCJA will continue to have, significant effects on us, some of which may be adverse. The extent of the impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any further regulations or other guidance yet to be promulgated by the United States Internal Revenue Service. The TCJA contains numerous, complex provisions that could affect us.

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

Hilton H. Howell, Jr., our Executive Chairman and Chief Executive Officer, is the husband of Robin R. Howell, a member of our Board of Directors (collectively with other members of their family, the “Howell-Robinson Family”).

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

RisksRelatedtoRegulatoryMatters

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is currently $414,454 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement policies without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision in this proceeding and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market.

The FCC’s ownership rules generally prohibit us from owning or having “attributable interests” in two television stations that are located in the same market when one of the stations is ranked among the top-four stations in the market unless eight independently owned, full-power stations will remain in the market”). In November 2017, the FCC released an order that eliminated or relaxed several long-standing media ownership rules. However, in November 2019, the United States Court of Appeals for the Third Circuit vacated these rule changes and reinstated the prior, more restrictive, ownership rules. In December 2018, the FCC launched a new proceeding to consider whether further changes in the media ownership rules were necessary. The FCC also considers television Local Marketing Agreements (“LMAs”) (which are agreements under which a television station sells or provides more than 15% of the programming on another same-market television station) as “attributable interests.” With the previous ownership rules in effect, our ability to expand in our present markets through additional station acquisitions or LMAs may be constrained.

The FCC’s National Television Station Ownership Rule limits the maximum number of households we can reach.

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39% of United States households through commonly owned television stations, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In December 2017, the Commission issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF Discount. This rule may constrain our ability to expand through additional station acquisitions. Currently our station portfolio reaches approximately 24% of total United States television households, or approximately 17% of total United States television households, after applying the UHF discount.

The Company is subject to governmental oversight regarding compliance with antitrust law as well as related civil litigation.

Various governmental agencies, including the DOJ, have authority to enforce the antitrust laws of the United States in the broadcast television industry. The DOJ has increased its enforcement activities within the industry. For example, in November 2018, the DOJ filed a lawsuit in the United States District Court for the District of Columbia against six broadcasters, including Raycom, alleging an agreement to exchange competitively sensitive information. The broadcasters and the DOJ entered into a settlement agreement, which, among other things, prohibits the defendant broadcasters from exchanging competitively sensitive information and impose certain compliance requirements. No party to the settlement agreement, including Raycom, admitted to any wrongdoing. In addition, following the public disclosure of the DOJ’s investigation, several putative class action lawsuits were filed against various broadcasters, including Gray, asserting claims related to those reflected in the DOJ settlement. These lawsuits have been consolidated in the United States District Court for the Northern District of Illinois for the purpose of coordinated and consolidated pretrial proceedings. We are unable to predict the outcome of these proceedings.

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

Our Board of Directors has not declared a cash or stock dividend on either class of our common stock since 2008. The timing and amount of any future dividend is at the discretion of our Board of Directors, and they may be subject to limitations or restrictions in our 2019 Senior Credit Facility and other financing agreements we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on our common stock or Class A common stock.

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

Not applicable.

Information about our Executive Officers.

Set forth below is certain information with respect to our executive officers as of February 22, 2019:

Hilton H. Howell, Jr., age 57, has served as our Executive Chairman and Chief Executive Officer since January 2, 2019. Prior to that, Mr. Howell served as our Chairman, Chief Executive Officer and President since June 2013. Mr. Howell is a member of the Executive Committee of the Board, has been a director since 1993 and served as the Vice Chairman of the Board from 2002 until April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. He has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995, and as Chairman of that company since February 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell also serves as a director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors. Additionally, Mr. Howell has, until recently, served as a board member of the National Association of Broadcasters and the NBC Affiliate Board.

Donald P. (“Pat”) LaPlatney. Mr. LaPlatney, age 60, has served as our President and Co-Chief Executive Officer since January 2, 2019. Before that he had been Chief Executive Officer and President of Raycom, from July 2016, and as a member of the board of directors of Raycom from July 2016, until the closing of the Raycom Merger. Before that, he served as Chief Operating Officer of Raycom from April 2014 to July 2016, as Senior Vice President from April 2012 until April 2014 and as Vice President, Digital Media from August 2007 to April 2012. Before joining Raycom in 2007, Mr. LaPlatney held various executive positions at The Tube Media Corp., Westwood One and Raycom Sports. Additionally, Mr. LaPlatney currently serves as a board member of Circle, the National Association of Broadcasters and Chairman of the NBC Affiliate Board.

James C. (“Jim”) Ryan, age 59, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Before that, he had been our Senior Vice President since September 2002 and our Vice President since October 1998.

Kevin P. Latek, age 49, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Before that, he served as our Senior Vice President, Business Affairs, since July 2013 and as our Vice President for Law and Development since March 2012. Prior to joining us, Mr. Latek represented television and radio broadcasters as well as financial institutions in FCC regulatory and transactional matters in Washington, DC. He is a member of the Board of Directors of the National Association of Broadcasters Educational Foundation and, the CBS Affiliates Board. He is a past member of the FOX Affiliates Board of Governors.

Robert L. (“Bob”) Smith, age 57, has served as our Chief Operating Officer since January 2019. Before that, he served as our Co-Chief Operating Officer since February 2016 and as our Senior Vice President since July 2013. He is a past member of the Wisconsin Broadcaster’s Board, the Madison Chamber of Commerce and the Rockford Chamber of Commerce.

PART II

Item5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively, under the symbols “GTN” and “GTN.A,” respectively.

As of February 21, 2020, we had 92,819,689 outstanding shares of common stock held by approximately 25,986 stockholders and 7,048,006 outstanding shares of Class A common stock held by approximately 357 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

On January 2, 2019, we issued 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”), with a stated face value of $1,000 per share, as a portion of the consideration paid in the Raycom Merger. No placement or underwriting fees were paid in connection with the issuance of the Preferred Stock. The Preferred Stock was issued to legacy Raycom shareholders in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, as specified by the Rule 144A safe harbor, as the Preferred Stock was issued to Raycom shareholders in a privately negotiated transaction not involving any public offering or solicitation. Shares of the Preferred Stock accrue dividends on the face value of such shares (A) in cash at a rate of 8% per annum or, (B) at the Company’s option, in-kind at a rate of 8.5% per annum. The holders of the Preferred Stock do not have any right to exchange or convert such shares into any of our other securities. In addition, on January 2, 2019, we issued 11.5 million shares of our common stock at a price of $14.74 per share, the closing price of our common stock on the last trading day preceding the Raycom Merger. No placement or underwriting fees were paid in connection with the issuance of these shares of common stock. These shares were issued to legacy Raycom shareholders in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as specified by the Rule 144A safe harbor, as the common stock was issued to Raycom shareholders in a privately negotiated transaction not involving any public offering or solicitation. The shares of our common stock issued to certain legacy Raycom shareholders, upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, have been registered for resale with the SEC on a selling stockholder shelf registration statement on Form S-3, file no. 333-229162.

Stock Performance Graph

The following stock performance graphs and related disclosures do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate them by reference therein.

The following graphs compare the cumulative total return of the common stock and the Class A common stock from January 1, 2015 to December 31, 2019, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on January 1, 2015. Any dividends are assumed to have been reinvested as paid.

* $100 invested on 1/1/2015 in stock index, including reinvestment of dividends. Year ending December 31.

	As of
Company/Index/Market	1/1/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Gray Television, Inc. common stock	$100	$146	$97	$150	$132	$191
NYSE Composite Index	$100	$96	$107	$127	$116	$146
TV Broadcasting Stations Index	$100	$110	$115	$120	$119	$157

* $100 invested on 1/1/2015 in stock index, including reinvestment of dividends. Year ending December 31.

	As of
Company/Index/Market	1/1/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Gray Television, Inc. Class A common stock	$100	$149	$114	$157	$145	$217
NYSE Composite Index	$100	$96	$107	$127	$116	$146
TV Broadcasting Stations Index	$100	$109	$115	$120	$119	$157

Issuer Purchases of Common Stock and Class A Common Stock

On November 5, 2019, our Board of Directors authorized the repurchase of up to $150 million of our outstanding common stock and/or our Class A common stock prior to December 31, 2022 (the “2019 Repurchase Authorization”). The 2019 Repurchase Authorization superseded all prior repurchase authorizations. The 2019 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”).

On December 15, 2019, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10B-18 and 10b5-1 of the Exchange Act. The 2019 IRP facilitates the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. The number of shares and the timing of repurchases will depend on the market price of our common stock and certain other limits established in the 2019 IRP, none of which we have disclosed. We are required to fund repurchases under the 2019 IRP from the remaining balance of the 2019 Repurchase Authorization.

The following table summarizes repurchases of our common stock in the three-months ended December 31, 2019, all of which were pursuant to the 2019 Repurchase Authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

October 1, 2019 through October 31, 2019:	-	$-	-	$43,460,633

November 1, 2019 through November 30, 2019:	-	$-	-	$150,000,000

December 1, 2019 through December 31, 2019:	1,008,091	$20.86	1,008,091	$129,002,327

Total	1,008,091	$20.86	1,008,091

(1)	All shares purchased were shares of common stock.

(2)	Amount excludes standard brokerage commissions.

(3)

The amounts presented at each respective month-end include the remaining dollar value available to purchase common stock and/or our Class A common stock under the 2019 Repurchase Authorization or the preceding repurchase authorizations, all of which were superseded by the 2019 Repurchase Authorization on November 6, 2019.

Item 6.	Selected Financial Data.

Set forth below is selected historical consolidated financial information for Gray for, and as of the end of, each of the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected historical consolidated financial information presented below does not contain all of the information you should consider when evaluating Gray, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere herein. Various factors are expected to have an effect on our financial condition and results of operations in the future, including the ongoing integration of any acquired businesses. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except net income per share data)
Statements of Operations Data (1):
Revenue (less agency commissions)	$2,122	$1,084	$883	$812	$597
Operating income (2)	478	389	290	234	141
Loss from early extinguishment of debt (3)	-	-	(3)	(32)	-
Net income available to common stockholders (4)	127	211	262	62	39
Net income available to common stockholders (4), per common share:
Basic	1.28	2.39	3.59	0.87	0.58
Diluted	1.27	2.37	3.55	0.86	0.57

Balance Sheet Data (at end of period):
Total assets (5)	$6,972	$4,213	$3,261	$2,753	$2,078
Long-term debt, including current portion (5)	3,697	2,549	1,837	1,757	1,220
Total stockholders’ equity	1,464	1,187	993	493	429

(1)	Our operating results fluctuate significantly between years, as a result of, among other things, our acquisition activity, and increased political advertising revenue in even-numbered years.

(2)

Amounts in 2017, 2016 and 2015 have been reclassified to give effect to the implementation of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted these standards as of January 1, 2018. Upon the adoption of this standard, except for service costs of $3 million in 2015, we reclassified our net pension expense (benefit) from our operating expenses to our miscellaneous income, net. The amount was not material.

(3)

In 2017, we recorded a loss from early extinguishment of debt related to the amendment and restatement of our 2017 Credit Facility. In 2016, we recorded a loss on early extinguishment of debt related to the repurchase and redemption of our then-outstanding 7½% senior notes due 2020.

(4)

On January 2, 2019, we issued the Preferred Stock. Net income available to common stockholders and net income per common share, available to common stockholders, are net of dividends on our Preferred Stock that totaled $52 million in 2019.

(5)

Amounts in 2015 have been reclassified to give effect to the implementation of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. We adopted these standards as of January 1, 2016. In accordance with these standards, we have reclassified our deferred loan costs as a reduction in the balance of our long-term debt in our balance sheets. Our deferred loan costs were previously presented as a non-current asset.

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

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-over-year comparisons between 2019 and 2018. A detailed discussion of 2017 items and year-over-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Business Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television stations and digital assets in the United States. We currently own and/or operate television stations and leading digital properties in 93 television markets that collectively reach approximately 24% of US television households. Over calendar year 2019, our stations were ranked first in 68 markets, and first and/or second in 86 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the years ended December 31, 2019, 2018 and 2017 we generated revenue of $2.1 billion, $1.1 billion and $883 million, respectively.

Recent Acquisitions and Divestitures. On January 2, 2019, we completed the Raycom Merger. Net of station divestitures due to market overlaps, this transaction added television stations in 34 new markets. In addition to the high-quality television stations acquired as part of the Raycom Merger, we also acquired businesses that provide sports marketing and production services that we believe have resulted in us becoming a more diversified media company. The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. By combining these two companies, we now own and operate television stations and leading digital properties in television markets from Alaska and Hawaii to Maine and Florida.

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

On May 1, 2019, we acquired the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 181) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 198) from United Communications Corporation (the “United Acquisition”) for an adjusted purchase price of $48 million. We began operating those stations on March 1, 2019 under a local programming and marketing agreement and increased the total number of our markets to 93.

On September 25, 2019, we acquired the assets of KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 113), for $33 million, using cash on hand (the “Sioux Falls Acquisition”).

On October 1, 2019, we acquired the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 182) from Waterman Broadcasting Corporation for $13 million using cash on hand (the “Charlottesville Acquisition”). Also, on October 1, 2019, in order to meet regulatory requirements, we divested our legacy stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC). The divestiture resulted in a gain of approximately $20 million.

Collectively we refer to the Raycom Merger, the United Acquisition, the Sioux Falls Acquisition and the Charlottesville Acquisition as the “2019 Acquisitions”. The 2019 Acquisitions have materially affected our operations, liquidity and capital expenditures. In addition to the effects on our balance sheet from the financing transactions described below, our results of operations and cash flows have increased substantially. We also expect that the 2019 Acquisitions will create opportunities to reduce or eliminate redundancies in our combined operations, and that these synergies will be implemented in phases over several years. Please see Note 3 “Acquisitions and Divestitures” and Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for additional information on the Raycom Merger including on the financing transaction completed in connection therewith.

Transaction Related Expenses.  We incur incremental expenses to complete acquisition and divestiture transactions that we refer to collectively as “Transaction Related Expenses.” These incremental expenses include but are not limited to: legal, consulting, other professional fees, incentive compensation, severance costs and termination costs of sales representation and other contractual relationships.

Revenues, Operations, Cyclicality and Seasonality.  Broadcast advertising is sold for placement generally preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are generally the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming. Most advertising contracts are short-term, and generally run only for a few weeks.

We also sell internet advertising on our stations’ websites and mobile apps. These advertisements may be sold as banner advertisements, video advertisements and other types of advertisements or sponsorships.

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

●

Because our stations and markets are not evenly divided among the Big Four broadcast networks, our local and national advertising revenue can fluctuate between years related to which network broadcasts the Super Bowl.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During the years ended December 31, 2019 and 2018, we derived approximately 25% of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each to our total revenue (dollars in millions):

	Year Ended December 31,
	2019		2018		2017
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet /digital/mobile)	$898	42.3%	$443	40.9%	$451	51.1%
National	229	10.8%	114	10.5%	119	13.5%
Political	68	3.2%	155	14.3%	16	1.8%
Retransmission consent	796	37.5%	355	32.7%	277	31.4%
Production companies	87	4.1%	-	0.0%	-	0.0%
Other	44	2.1%	17	1.6%	20	2.2%
Total	$2,122	100.0%	$1,084	100.0%	$883	100.0%

Results of Operations

Year Ended December 31, 2019 (“2019”) Compared to Year Ended December 31, 2018 (“2018”)

Revenue. Total revenue increased approximately $1.0 billion, or 96%, to $2.1 billion for 2019 compared to 2018 primarily due to the 2019 Acquisitions offset in-part by decreased political advertising revenue. Local advertising revenue increased approximately $455 million, or 103%, to $898 million. National advertising revenue increased approximately $115 million, or 101%, to $229 million. Political advertising revenue decreased approximately $87 million, or 56% to $68 million due to 2019 being the “off-year” of the two-year election cycle. Retransmission consent revenue increased by approximately $441 million or 124% to $796 million primarily due to the 2019 Acquisitions but also due to higher retransmission consent rates. The stations and production companies acquired in the 2019 Acquisitions accounted for $1.1 billion of the increase in our total revenue during 2019. Excluding the revenue attributable to the 2019 Acquisitions, revenue decreased by $95 million due primarily to decreases in political advertising revenue, resulting primarily from 2019 being an “off-year” of the two-year political advertising cycle, partially offset by increases in retransmission consent revenue resulting from increases in rates.

Broadcast operating expenses. Broadcast operating expenses (before depreciation, amortization and gain on disposal of assets) increased $729 million, or 122%, to $1.3 billion for 2019 compared to 2018 primarily due to the 2019 Acquisitions. Broadcast operating expenses included $45 million of Transaction Related Expenses in 2019, compared to $3 million in 2018. The 2019 Acquisitions accounted for $713 million of the increase in broadcast operating expenses in 2019. Excluding the broadcast operating expenses of the stations included in the 2019 Acquisitions, payroll costs decreased by approximately $17 million, primarily as a result of decreases in incentive compensation costs and benefit costs. Non-cash stock-based compensation expenses were $5 million in 2019 and $2 million in 2018.

Production Company Operating Expenses. Production company operating expenses (before depreciation, amortization and gain on disposal of assets) were $74 million in 2019, and represent the video and event production costs related to the production companies acquired in the 2019 Acquisitions.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain on disposal of assets) increased $63 million, or 154%, to $104 million for 2019 compared to 2018. The increase was due primarily to $34 million of Transaction Related Expenses associated with the 2019 Acquisitions such as legal and other professional fees and $11 million of severance and incentive compensation. Excluding the 2019 Acquisitions and the related transaction expenses, corporate and administrative expenses increased by approximately $16 million due to increases in non-cash stock-based compensation, corporate staffing and base compensation. Non-cash stock-based compensation expenses were $11 million in 2019 and $5 million in 2018.

Depreciation. Depreciation of property and equipment totaled $80 million and $54 million for 2019 and 2018, respectively. Depreciation expense increased due to the 2019 Acquisitions and purchases of property and equipment at our existing stations.

Amortization of intangible assets. Amortization of intangible assets totaled $115 million and $21 million for 2019 and 2018, respectively. Amortization expense increased primarily due to the finite-lived intangible assets acquired in the 2019 Acquisitions.

Gain or loss on disposal of assets, net. We reported gains on disposals of assets of $54 million in 2019 and $17 million in 2018. During 2019, we recorded a gain of $19 million related to the divestiture of television stations, primarily WCAV-TV and WVAW-TV in the Charlottesville, Virginia market, to facilitate regulatory approval of the acquisition of WVIR-TV. Also in 2019, we reported gains of $38 million related to assets disposed as required by the FCC’s Repack process. During 2018, we recorded a gain of $5 million related to the divestiture of WSWG-TV to facilitate regulatory approval of the Raycom Merger. Also in 2018, we reported gains of $14 million related to assets disposed as required by the FCC’s Repack process.

Interest expense. Interest expense increased $120 million, or 112%, to $227 million for 2019 compared to 2018 due to additional debt used to fund the Raycom Merger. Interest expense increased by $53 million resulting from our 2027 Notes and by $67 million related to additional term loan borrowing under our 2019 Senior Credit Facility. During 2019 the average interest rate on our senior credit facility increased slightly to 4.7% from 4.2%.

Income tax expense. Our effective income tax rate increased to a net provision of 30% for 2019 from 27% for 2018. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2019	2018
Statutory federal income tax rate	21%	21%
Current year permanent items	5%	1%
State and local taxes, net of federal taxes	5%	5%
Change in valuation allowance	(1)%	0%
Effective income tax expense rate	30%	27%

Liquidity and Capital Resources

General. The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$385	$323	$180
Net cash used in investing activities	(2,656)	(47)	(350)
Net cash provided by financing activities	1,064	681	307
Net increase in cash and restricted cash	$(1,207)	$957	$137

	December 31,
	2019	2018
Cash	$212	$667
Restricted cash	$-	$752
Long-term debt, including current portion	$3,697	$2,549
Borrowing availability under senior credit facility	$200	$100

Financing Transactions. In connection with the consummation of our recent acquisitions and our efforts to strengthen our balance sheet, we undertook several financing transactions between 2017 and early 2019. These transactions have included an underwritten offering of our common stock in December 2017; the issuance of senior notes in 2018; the issuance of the Preferred Stock in 2019 and the refinancing of our senior credit facilities in 2017 and 2019. For a detailed description of these transactions please see Note 4 “Long-term Debt,” Note 6 “Stockholders’ Equity” and Note 7 “Preferred Stock” of our audited consolidated financial statements included elsewhere herein.

In connection with the Raycom Merger, on January 2, 2019, we completed the following debt transactions: (1) replaced our existing $100 million revolving credit facility with the 2019 Revolving Credit Facility, the terms of which provide for up to $200 million in available borrowings and a maturity date extended until January 1, 2024; (2) incurred the $1.4 billion 2019 Term Loan, which has a maturity date of January 1, 2026; (3) because the Raycom Merger was not completed by December 15, 2018, we incured a ticking fee of $1 million at a rate of 1.25% of the 2019 Term Loan commitment amount, from December 16, 2018 to January 1, 2019; and (4) we assumed $750 million of the 7.0% 2027 Notes, which were issued on November 16, 2018 by Gray Escrow, Inc., a wholly owned subsidiary. The proceeds of the 2019 Term Loan and 2027 Notes were used to fund a portion of the cash consideration payable in the Raycom Merger.

In connection with the Raycom Merger, on January 2, 2019, we completed the following equity transactions: (1) a portion of the consideration to complete the Raycom Merger included 11.5 million shares of our common stock valued at $170 million based upon our closing stock price on December 31, 2018; (2) filed a registration statement, following the effective time of the Raycom Merger, covering the resale of the shares of the common stock issuable in the Raycom Merger; and (3) issued 650,000 shares of our Preferred Stock to holders of warrants to purchase the shares of Raycom’s capital stock outstanding immediately prior to the Raycom Merger. The Preferred Stock accrues dividends at 8% per annum payable in cash or 8.5% per annum payable in the form of additional Preferred Stock, at the election of Gray. The holders of Preferred Stock are not entitled to vote on any matter submitted to the stockholders of the Company for a vote, except as required by Georgia law. Upon a liquidation of the Company, holders of the Preferred Stock will be entitled to receive a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends.

Income Taxes. We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We estimate that these income tax payments will be within a range of approximately $79 million to $81 million in 2020.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2019 Compared to 2018

Net cash provided by operating activities increased $62 million to $385 million in 2019 compared to net cash provided by operating activities of $323 million in 2018. The increase in cash provided by operating activities was due primarily to the net impact of several factors including: a decrease in net income of $32 million; a net increase of $155 million in non-cash expenses and a decrease of $61 million due to changes in working capital balances. The primary changes in our non-cash expenses were an increase in our depreciation expense of $26 million and amortization of intangible assets of $94 million, each as a result of increases in the underlying assets related to the 2019 Acquisitions. Our deferred income taxes also increased by approximately $43 million related to the 2019 Acquisitions. These increases in non-cash expenses were partially offset by an increase in gain on disposal of assets of approximately $37 million primarily as a result of divestitures required to meet regulatory requirements to complete the 2019 Acquisitions.

Net cash used in investing activities increased $2.6 billion to $2.7 billion for 2019 compared to $47 million for 2018. The net increase was due primarily to $2.8 billion of cash used for the 2019 Acquisitions. In 2018, we did not complete any acquisition transactions. Other significant changes in 2019 compared to 2018 included the receipt in 2019 of $253 million in proceeds from the divestiture of television stations to facilitate regulatory approval of the 2019 Acquisitions and the receipt in 2019 of $41 million in proceeds from the FCC’s Repack process; an increase of $27 million compared to 2018.

Net cash provided by financing activities was $1.1 billion in 2019 compared to $681 million in 2018. This increase of $383 million was due primarily to the borrowings of $1.4 billion in term loan financing to finance a portion of the cash consideration of the Raycom Merger in 2019, compared to issuance of $750 million of our 7% 2027 Notes, also to finance a portion of the cash consideration of the Raycom Merger in 2018. During 2019, we paid $50 million of deferred loan costs related to the 2019 Senior Credit Facility and the 2027 Notes. During 2019, we made total payments of $211 million to reduce the balance outstanding of our 2019 Term Loan. Also during 2019, we used $32 million of cash to repurchase shares of our common stock, paid $39 million of dividends on our preferred stock and $4 million in payments for taxes related to net share settlements of equity awards. During 2018, we paid $5 million of deferred loan costs related to the 2027 Notes. During 2018, we made total payments of $40 million to reduce the balance outstanding of our 2017 Term Loan. Also during 2018, we used $19 million of cash to repurchase shares of our common stock and $5 million in payments for taxes related to net share settlements of equity awards.

Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plan is the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”). Monthly plan benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2019 was 3.14%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2018 was 4.16%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. We use an assumed rate of return of 6.50% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a gain of 17.6% for the year ended December 31, 2019, and a loss of 6.3% for the year ended December 31, 2018. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the Pri-2012 mortality table and the MP-2019 projection scale published by the Society of Actuaries.

During each of the years ended December 31, 2019 and 2018, we contributed an aggregate of $3 million to the Gray Pension Plan, and we anticipate making an aggregate contribution of approximately $3 million to the Gray Pension Plan in 2020. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Beginning in 2019, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit sharing contribution, based on annual Company performance, to those employees who meet certain criteria. During the years ended December 31, 2019 and 2018, we contributed an aggregate of $16 million and $11 million, respectively, to the Capital Accumulation Plan.

See Note 11 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750 million may be made available to reimburse the Repack costs of full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. The Repack affects 48 of our full power stations and 39 of our current low power stations. The Repack process should be substantially completed in 2020. We anticipate that the majority of our costs associated with Repack will qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

Capital expenditures, including Repack, for the years ended December 31, 2019 and 2018 were $110 million and $70 million, respectively. Excluding Repack, our capital expenditures were $89 million and $41 million, respectively. Our capitalized Repack costs and associated reimbursements for the years ended December 31, 2019 and 2018 were $20 million and $27 million, respectively. As of December 31, 2019, the amount requested from the FCC for Repack, but not yet received, was approximately $9 million. Excluding Repack, but including Repack related expenditures, we expect that our capital expenditures will be approximately $80 million during 2020. In addition, capital expenditures for Repack during 2020 are expected to range between approximately $27 million and $32 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

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

Tabular Disclosure of Contractual Obligations as of December 31, 2019. The following table aggregates our material expected contractual obligations and commitments as of December 31, 2019 (in millions):

	Payment Due By Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations recorded on our balance sheet as of December 31, 2019:
Long-term debt obligations (1)	$3,760	$-	$-	$1,120	$2,640
Accrued interest (2)	37	37	-	-	-
Accrued Preferred Stock dividends (3)	13	13	-	-	-
Programming obligations currently accrued (4)	35	28	7	-	-
Operating lease obligations (5)	69	9	17	14	29

Off-balance sheet arrangements as of December 31, 2019:
Cash interest on long term debt obligations (6):
Cash interest on 2019 Senior Credit Facility	397	73	147	127	50
Cash interest on 2027 Notes	388	53	105	105	125
Cash interest on 2026 Notes	268	41	82	82	63
Cash interest on 2024 Notes	129	27	54	48	-
Preferred Stock dividends (7)	260	52	104	104	-
Programming obligations not currently accrued (8)	84	10	55	19	-
Network affiliation agreements (9)	1,147	366	655	126	-
Service and other agreements (10)	3	2	1	-	-
Total	$6,590	$711	$1,227	$1,745	$2,907

(1)

“Long-term debt obligations” represent current and long-term principal payment obligations under the 2019 Senior Credit Facility, 2027 Notes, 2026 Notes and 2024 Notes at December 31, 2019. These amounts are recorded as liabilities as of the balance sheet date net of the $62 million of unamortized deferred loan costs and unamortized original issue premium on the 2026 Notes. As of December 31, 2019, the interest rate on the balance outstanding under the 2019 Senior Credit Facility was 4.1%. As of December 31, 2019, the coupon interest rate and the yield on the 2027 Notes were each 7%. As of December 31, 2019, the coupon interest rate and the yield on the 2026 Notes were 5.875% and 5.398%, respectively. As of December 31, 2019, the coupon interest rate and the yield on the 2024 Notes were each 5.125%. At December 31, 2018, under the 2017 Credit Facility, the maturity date of the revolving credit facility was February 7, 2022 and the maturity date of the term loan facility is February 7, 2024. See Note 4 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein for more information on the 2019 Senior Credit Facility.

(2)	“Accrued interest” represents interest on long-term debt obligations accrued as of December 31, 2019.

(3)

“Accrued Preferred Stock dividends” represents accrued dividends as of December 31, 2019, that were paid according to their terms on January 15, 2020. Please refer to Note 7 “Preferred Stock” of our audited consolidated financial statements included elsewhere herein for further information.

(4)

“Programming obligations currently accrued” represents obligations for syndicated television programming whose license period has begun and the product is available. These amounts are recorded as liabilities as of the current balance sheet date.

(5)

“Operating lease obligations” represents the gross accrued current and long-term lease payment obligations due under non-cancellable leases, including amounts representing imputed interest. Please refer to Note 9 “Leases” of our audited consolidated financial statements included elsewhere herein for further information.

(6)	“Cash interest on long-term debt obligations” consists of estimated interest expense on long-term debt excluding interest expense accrued as of December 31, 2019 described in note (2) above. The estimate is based upon debt balances as of December 31, 2019 and required future principal repayments under those obligations. The 2027 Notes, 2026 Notes and 2024 Notes mature on May 15, 2027, July 15, 2026 and October 15, 2024, respectively. The maturity date of the term loan under the 2019 Senior Credit Facility is February 7, 2024. This estimate of cash interest on long-term debt obligations assumes that current interest rates will remain consistent and the principal obligations underlying these interest estimates will not be replaced by other long-term obligations prior to or upon their maturity.

(7)

“Preferred Stock dividends” represents estimated future dividends payable on our Preferred Stock, that will be payable in future periods. For the column headed “More than 5 Years” we cannot estimate an amount, due to the perpetual nature of the preferred stock. Please refer to Note 7 “Preferred Stock” for further information.

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

Estimates of the amount, timing and future funding obligations under our pension plan include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $3 million in total to our defined benefit pension plan during 2020.

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

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2019, we performed a qualitative assessment for 55 of our 93 broadcast licenses and 51 of our 96 reporting units. In 2018, we performed a qualitative assessment for 49 of our 55 broadcast licenses and 34 of our 47 reporting units. We performed a quantitative assessment for all broadcast licenses and reporting units in our annual tests in 2017.

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

For our annual broadcast licenses impairment test in 2019, we concluded that it was more likely than not that all 55 of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our remaining broadcast licenses and concluded that their fair values significantly exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2019, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for 51 of our reporting units. We elected to perform a quantitative assessment for our remaining 45 reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our television stations.

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

As of December 31, 2019 and 2018, the recorded value of our broadcast licenses was $3.6 billion and $1.5 billion, respectively. As of December 31, 2019 and 2018, the recorded value of our goodwill was $1.4 billion and $612 million, respectively. See Note 13 “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein, for the results of our annual impairment tests for the years ended December 31, 2019, 2018 and 2017.

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

The methodology we used to value these stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2019, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Due to certain characteristics of a small number of the stations acquired in the Raycom Merger, we ascribed approximately $50 million of the value of that transaction to network affiliations in 2019.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2019 (in millions, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2019):
Broadcast licenses	$3,573	$1,837	$2,705
Other intangible assets, net (including network affiliation agreements)	460	1,644	1,052

Statement of Operations (For the year ended December 31, 2019):
Amortization of intangible assets	115	208	161
Operating income	478	385	432
Net income attributable to common stockholders	127	58	93
per share - basic	$1.28	$0.59	$0.94
per share - diluted	$1.27	$0.58	$0.93

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes. As of December 31, 2019, we have an aggregate of approximately $438 million of federal operating loss carryforwards. We project to have federal taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that all of the federal operating loss carryforwards will be utilized. We have an aggregate of approximately $677 million of various state operating loss carryforwards. We project to have state taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that approximately half of the state operating loss carryforwards will be utilized.

The TCJA reduced the value of our deferred tax liabilities resulting in the recognition of a tax benefit of approximately $146 million in the fourth quarter of 2017 with a credit to earnings for a reduction of those liabilities. In addition, the TCJA contains significant changes to corporate taxes that materially affected the taxes owed by us in 2019, 2018 and subsequent years. Among other things, the new law reduced the maximum federal corporate income tax rate from 35% to 21%, which should have a positive effect on our net earnings and earnings per share. It also includes an option to claim accelerated depreciation deductions on qualified property but limits or eliminates certain deductions to which we have been entitled in past years.

Recent Accounting Pronouncements. See Note 1 “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for more information.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Federal Securities Laws

This annual report on Form 10-K contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, statements about our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, assumptions underlying various estimates and estimates of future obligations and commitments and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

Under the 2019 Senior Credit Facility, we pay interest based on a floating interest rate on balances outstanding. We pay a fixed rate of interest on the 2027 Notes, 2026 Notes and 2024 Notes. As of December 31, 2019, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also, as of that date, we were not a party to any interest rate swap agreements. See Note 4 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

Based on our floating rate debt outstanding at December 31, 2019, a 100 basis point increase or decrease in market interest rates would have increased or decreased our interest expense and decreased or increased our income before income taxes for the year ended December 31, 2019 by approximately $18 million.

At December 31, 2019 and 2018, the recorded amount of our long-term debt, including current portion, was $3.7 billion and $2.5 billion, respectively, and the fair value of our long-term debt, including current portion, was $3.9 billion and $2.4 billion, respectively, as of December 31, 2019 and 2018. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the United States Securities and Exchange Commission (the “SEC”), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management excluded the operations of all of the television stations, production companies and related general and administrative operations acquired in the Raycom Merger, the United Acquisition, the Sioux Falls Acquisition and the Charlottesville Acquisition (together the “2019 Acquisitions”) from the assessment of internal control over financial reporting as of December 31, 2019. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2019. Collectively, these operations accounted for approximately 60% of our total assets and 53% of our total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded the operations of the television stations, production companies and related general and administrative operations acquired in the Raycom Merger, the United Acquisition, the Sioux Falls Acquisition, and the Charlottesville Acquisition (collectively, the “2019 Acquisitions” as defined in Note 3), from its assessment of internal control over financial reporting as of December 31, 2019, because they were acquired by the Company in a purchase business combinations in 2019. We have also excluded the Acquired Stations from our audit of internal control over financial reporting. The Acquired Stations total assets and revenues represent approximately 60% and 53%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of the new lease standard.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Intangible Asset and Goodwill Impairment Assessment

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated broadcast licenses and goodwill balances were $3.6 billion and $1.4 billion as of December 31, 2019, respectively. Goodwill is allocated to the Company’s reporting units, which the Company identifies as each of its individual television markets and production companies. Goodwill, at the reporting unit level, and each broadcast license is tested for impairment at least annually. In the Company’s assessment of impairment, management identified those broadcast licenses and reporting units for which a qualitative assessment would be performed to determine whether it is more likely than not that the broadcast license or reporting unit is impaired.  For those broadcast licenses and reporting units for which the Company did not elect to perform a qualitative analysis, the Company performed a quantitative analysis. To estimate the fair value of the reporting units using a quantitative assessment, the Company used a discounted cash flow model supported by a market multiple approach. The impairment assessment of each broadcast license and reporting unit requires management to make significant estimates and assumptions related to a number of factors under both the qualitative and quantitative assessments. The Company considered the relative impact of factors that are specific to the broadcast license and reporting unit such as industry, regulatory and macroeconomic factors as well as forecasts of future revenues, operating margins and discount rates. Management also utilized industry data such as third party market reports which project trends related to the growth of the industry.  The Company has grown significantly through acquisition and as a result, many broadcast licenses and reporting units lack substantial historical operating performance data upon which to evaluate management’s forecasts.

We identified the broadcast license and goodwill impairment assessment as a critical audit matter because of the significant assumptions management used in the impairment analysis.  Auditing management’s judgments used in the impairment assessment regarding industry, regulatory, and microeconomic factors as well as forecasts of future revenue, operating margin, discount rate and its application of third party data related to industry growth involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialist.

Our audit procedures related to the Company’s broadcast license and goodwill impairment assessment included the following, among others:

●

We obtained an understanding of the relevant controls related to the Company’s goodwill and broadcast license impairment assessments, and tested such controls for design and operating effectiveness, including controls related to management’s review of the significant assumptions noted above.

●

We tested management’s determination of which broadcast licenses and reporting units were subject to the qualitative impairment assessment versus those subject to a quantitative impairment assessment, including comparison of actual results to management’s historical forecasts.

●

We tested management’s process for evaluating factors specific to the broadcast licenses and reporting units subject to qualitative goodwill impairment assessment.  This included comparing the third party industry data utilized by management to other sources of independently obtained industry data.

●

We tested management’s process for determining the fair value of the broadcast licenses and reporting units. Due to the lack of historical experience available for broadcast licenses and reporting units acquired in the current year, we compared management’s forecasts of future revenue and operating margin to historical operating results for the Company’s similar existing reporting units, as well as third party, market specific industry data.

●	We utilized our valuation specialist to assist in testing the discount rates for broadcast licenses and reporting units subject to a quantitative impairment assessment.

Valuation of Broadcast Licenses Acquired in a Business Combination

As described in Note 3 to the consolidated financial statements, the Company completed a significant business combination that added $2.0 billion in broadcast licenses, which management considers to be indefinite-lived intangible assets, for the year ended December 31, 2019. Management used an income approach when valuing the broadcast licenses. Under this approach, a broadcast license is recorded based on the estimated fair value, which is based on the estimated after-tax discounted future cash flows of the acquired station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The assumptions considered by management in the analysis reflect historical market and station growth trends, third party, market specific, industry data, as well as the anticipated performance of the stations. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

We identified the valuation of broadcast licenses acquired in a business combination as a critical audit matter because of the significant estimates and assumptions used by management in estimating the fair value of the acquired licenses. Auditing management’s judgments regarding forecasts of future revenue, operating margins, capital expenditures, and the discount rate to be applied involved a high degree auditor judgment and increased audit effort, including the use of our valuation specialist.

Our audit procedures related to the Company’s broadcast license and goodwill impairment assessment included the following, among others:

●

We obtained an understanding of the relevant controls related to the Company’s valuation of the broadcast license and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the assumptions included in the valuation specialist’s report.

●

We compared management’s forecasts of future revenue and operating margin to historical operating results for the Company’s similar existing owned broadcast licenses, as well as third-party market specific, industry data. We tested the assumptions related to the start-up years in the discounted cash flow model where there is no historical or third-party market data available to support those assumptions by comparing estimated capital expenditures to acquired capital assets of the acquired station, as well as ensuring that management’s build-up of revenues and operating margins were reasonable over the start-up period.

●

We utilized our valuation specialist to assist in testing the Company’s discounted cash flow models and certain significant assumptions, including the discount rate. We evaluated whether the assumptions used were reasonable by considering the past performance of similar assets and third party, market specific, industry data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Atlanta, Georgia

February 27, 2020

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$212	$667
Accounts receivable, less allowance for doubtful accounts of $11 and $5, respectively	411	184
Current portion of program broadcast rights, net	25	15
Prepaid and other current assets	24	7
Total current assets	672	873

Property and equipment, net	725	363
Operating leases right of use asset	50	-
Broadcast licenses	3,573	1,530
Goodwill	1,446	612
Other intangible assets, net	460	53
Investments in broadcasting and technology companies	17	17
Restricted cash	-	752
Other	29	13
Total assets	$6,972	$4,213

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2019	2018
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$11	$8
Employee compensation and benefits	67	35
Accrued interest	37	34
Accrued network programming fees	30	22
Other accrued expenses	32	18
Federal and state income taxes	13	14
Current portion of program broadcast obligations	28	15
Deferred revenue	9	4
Dividends payable	13	-
Current portion of operating lease liabilities	6	-
Total current liabilities	246	150

Long-term debt, less current portion and deferred financing costs	3,697	2,549
Program broadcast obligations, less current portion	7	5
Deferred income taxes	810	285
Accrued pension costs	38	33
Operating lease liabilities, less current portion	45	-
Other	15	4
Total liabilities	4,858	3,026

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares and 0 shares, ($650 and $0 aggregate liquidation value, respectively)	650	-

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares issued 101,746,860 shares and 89,298,943 shares, respectively outstanding 92,658,362 shares and 82,022,500 shares, respectively	1,093	907
Class A common stock, no par value; authorized 25,000,000 shares, issued 8,768,959 shares and 8,569,149 shares, respectively outstanding 6,881,192 shares and 6,729,035 shares, respectively	31	27
Retained earnings	504	372
Accumulated other comprehensive loss, net of income tax benefit	(31)	(21)
	1,597	1,285
Treasury stock at cost, common stock, 9,088,498 shares and 7,276,443 shares, respectively	(107)	(72)
Treasury stock at cost, Class A common stock, 1,887,767 shares and 1,840,114 shares, respectively	(26)	(26)
Total stockholders’ equity	1,464	1,187
Total liabilities and stockholders’ equity	$6,972	$4,213

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for net income per share data)

	Year Ended December 31,
	2019	2018	2017

Revenue (less agency commissions):
Broadcasting	$2,035	$1,084	$883
Production companies	87	-	-
Total revenue (less agency commissions)	2,122	1,084	883
Operating expenses before depreciation, amortization, and gain on disposals of assets, net:
Broadcast	1,325	596	558
Production companies	74	-	-
Corporate and administrative	104	41	32
Depreciation	80	54	52
Amortization of intangible assets	115	21	25
Gain on disposals of assets, net	(54)	(17)	(74)
Operating expenses	1,644	695	593
Operating income	478	389	290
Other income (expense):
Miscellaneous income, net	4	6	1
Interest expense	(227)	(107)	(95)
Loss from early extinguishment of debt	-	-	(3)
Income before income taxes	255	288	193
Income tax expense (benefit)	76	77	(69)
Net income	179	211	262
Preferred stock dividends	52	-	-
Net income attributable to common stockholders	$127	$211	$262

Basic per share information:
Net income attributable to common stockholders	$1.28	$2.39	$3.59
Weighted average shares outstanding	99	88	73

Diluted per share information:
Net income attributable to common stockholders	$1.27	$2.37	$3.55
Weighted average shares outstanding	100	89	74

Dividends declared per common share	$-	$-	$-

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017

Net income	$179	$211	$262

Other comprehensive (loss) income :
Adjustment to pension liability	(7)	1	(7)
Income tax (benefit) expense	(2)	-	(3)
Adoption of ASU 2018-02	(5)	-	-
Other comprehensive (loss) income	(10)	1	(4)

Comprehensive income	$169	$212	$258

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2016	8,073,993	$22	71,229,497	$658	$(101)	(1,669,131)	$(23)	(5,135,406)	$(45)	$(18)	$493

Adoption of ASU 2016-09 excess tax benefit for stock-based compensation	-	-	-	-	1	-	-	-	-	-	1

Net income	-	-	-	-	262	-	-	-	-	-	262

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(4)	(4)

Issuance of common stock:
Underwritten public offering	-	-	17,250,000	239	-	-	-	-	-	-	239
401(k) plan	-	-	1,224	-	-	-	-	-	-	-	-
2007 Long Term Incentive Plan - restricted stock awards	198,220	-	307,943	-	-	(81,561)	(1)	(77,632)	(1)	-	(2)
2017 Equity and Incentive Compensation Plan - restricted stock awards	76,856	-	-	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(322,038)	(4)	-	(4)

Stock-based compensation	-	3	-	6	-	-	-	-	-	-	9

Balance at December 31, 2017	8,349,069	$25	88,788,664	$903	$162	(1,750,692)	$(24)	(5,535,076)	$(50)	$(22)	$994

Net income	-	-	-	-	210	-	-	-	-	-	210

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	1	1

Issuance of common stock:
Restricted stock awards	220,080	-	391,836	-	-	(89,422)	(2)	(107,456)	(2)	-	(4)
Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1)	-	(1)

Forfeiture of restricted stock awards	-	-	(91,057)	(1)	-	-	-	-	-	-	(1)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(19)	-	(19)

Stock-based compensation	-	2	-	5	-	-	-	-	-	-	7

Balance at December 31, 2018	8,569,149	$27	89,298,943	$907	$372	(1,840,114)	$(26)	(7,276,443)	$(72)	$(21)	$1,187

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except for number of shares)

										Accumulated
	Class A				Retained	Class A		Common		Other
	Common Stock		Common Stock		Earnings	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2018	8,569,149	$27	89,298,943	$907	$372	(1,840,114)	$(26)	(7,276,443)	$(72)	$(21)	1,187

Net income	-	-	-	-	179	-	-	-	-	-	179

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(5)	(5)

Issuance of common stock:
Acquisitions of television businesses and licenses	-	-	11,499,945	170	-	-	-	-	-	-	170
401(k) Plan	-	-	196,509	4	-	-	-	-	-	-	4
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	199,810	-	751,463	-	-	(47,653)	-	(152,371)	(3)	-	(3)

Repurchase of common stock	-	-	-	-	-	-	-	(1,659,684)	(32)	-	(32)

Stock-based compensation	-	4	-	12	-	-	-	-	-	-	16

Adoption of ASU 2018-02	-	-	-	-	5	-	-	-	-	(5)	-

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	$1,464

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$179	$211	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80	54	52
Amortization of intangible assets	115	21	25
Amortization of deferred loan costs	12	5	5
Accretion of original issue discount and premium related to long-term debt, net	(1)	(1)	(1)
Amortization of restricted stock and stock option awards	16	7	9
Amortization of program broadcast rights	39	21	21
Payments on program broadcast obligations	(43)	(22)	(21)
Deferred income taxes	55	23	(78)
Gain on disposals of assets, net	(54)	(17)	(74)
Loss from early extinguishment of debt	-	-	3
Other	11	(5)	(3)
Changes in operating assets and liabilities:
Accounts receivable	22	(12)	(24)
Prepaid income taxes	-	14	1
Other current assets	(7)	(3)	1
Accounts payable	(1)	1	2
Employee compensation, benefits and pension costs	3	5	(2)
Accrued network fees and other expenses	(41)	7	3
Accrued interest	3	8	(6)
Income taxes payable	(6)	6	6
Deferred revenue	3	-	(1)
Net cash provided by operating activities	385	323	180
Investing activities
Acquisitions of television businesses and licenses	(2,837)	-	(416)
Proceeds from sale of television stations	253	9	-
Proceeds from FCC spectrum auction	-	-	91
Purchases of property and equipment	(110)	(70)	(35)
Proceeds from Repack (Note 1)	41	14	-
Proceeds from other asset sales	3	-	-
Net (increase) decrease in acquisition prepayments and other	(6)	-	10
Net cash used in investing activities	(2,656)	(47)	(350)
Financing activities
Proceeds from borrowings on long-term debt	1,400	750	642
Repayments of borrowings on long-term debt	(211)	(40)	(563)
Payments for the repurchase of common stock	(32)	(19)	(4)
Proceeds from issuance of common stock	-	-	239
Payment of preferred stock dividends	(39)	-	-
Deferred and other loan costs	(50)	(5)	(5)
Payments for taxes related to net share settlement of equity awards	(4)	(5)	(2)
Net cash provided by financing activities	1,064	681	307
Net (decrease) increase in cash	(1,207)	205	137
Net increase in restricted cash, included in non-current assets	-	752	-
Cash and restricted cash at beginning of period	1,419	462	325
Cash and restricted cash at end of period	$212	$1,419	$462

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business. We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television (“television” or “TV”) stations and digital assets in the United States. Gray currently owns and/or operates television stations and leading digital properties in 93 television markets that collectively reach approximately 24% of US television households. Over calendar year 2019, Gray’s stations were ranked first in 68 markets, and first and/or second in 86 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Restricted Cash. As of December 31, 2018 our wholly owned subsidiary, Gray Escrow, Inc., held the cash proceeds from and interest earned on the proceeds of our 2027 Notes offering in escrow. We presented this escrow account as restricted cash on our balance sheet. On January 2, 2019, these proceeds were released from escrow and used to fund a portion of the cash consideration paid to complete the Raycom Merger.

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. Each of these equity investments do not have readily determinable fair values. We have applied the measurement alternative as defined in the FASB’s ASU 2016-01 – Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These investments are reported together as a non-current asset on our balance sheets.

Trade and Barter Transactions. We account for trade transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions is based on the fair value of the assets or services involved in the transaction. Trade revenue and expense recognized for each of the years ended December 31, 2019, 2018 and 2017 were as follows (amounts in millions):

	Year Ended December 31,
	2019	2018	2017
Trade revenue	$8	$3	$2
Trade expense	(8)	(3)	(2)
Net trade (loss) income	$-	$-	$-

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense. Our advertising expense was $2 million, $1 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively. We record as expense all advertising expenditures as they are incurred.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“UNITED STATES GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is equal to a portion of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $11 million, $2 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively. We generally write off accounts receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

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

Property and Equipment. Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	December 31,		Useful Lives
	2019	2018	(in years)
Property and equipment:
Land	$119	$52
Buildings and improvements	291	166	7	to	40
Equipment	776	548	3	to	20
	1,186	766
Accumulated depreciation	(461)	(403)
Total property and equipment, net	$725	$363

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (“FCC”) began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Congress passed legislation which provided the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750 million may be made available to reimburse the Repack costs of full power and Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. The Repack affects 48 of our full power stations and 39 of our current low power stations. The Repack process should be substantially completed in 2020. We anticipate that the majority of our costs associated with Repack will qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our consolidated statements of operations and purchases of property and equipment included in our consolidated statements of cash flows (in millions):

	Year ended December 31,
	2019	2018	2017
Gain (loss) on disposal of assets, net:
Proceeds from sale of assets	$253	$9	$91
Proceeds from Repack	41	14	-
Net book value of assets disposed	(240)	(6)	(17)
Total	$54	$17	$74

Purchase of property and equipment:
Recurring purchases - operations	$89	$41	$32
Repack	20	27	3
Repack related	1	2	-
Total	$110	$70	$35

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

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was approximately $2 million and $1 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019, 2018 and 2017, expenses related to our asset retirement obligations were not material.

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

Excluding political advertising revenue, which is cyclical based on election cycles, our most significant category of customer is automotive. During the years ended December 31, 2019, 2018 and 2017 approximately 25% of our broadcast advertising revenue was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

Earnings Per Share. We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with United States GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted shares and shares underlying stock options, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Weighted-average shares outstanding, basic	99	88	73
Weighted-average shares underlying stock options and restricted shares	1	1	1
Weighted-average shares outstanding, diluted	100	89	74

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

Goodwill represents the excess of acquisition cost over the fair value of assets acquired, identifiable intangible assets, less liabilities assumed. Goodwill is tested for impairment on an annual basis (at year end) or between annual tests if events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount.

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

For purposes of testing goodwill for impairment, each of our individual television markets or production companies is considered a separate reporting unit. In the performance of our annual assessment of goodwill for impairment, we have the option to qualitatively assess whether it is more likely than not a reporting unit has been impaired. As part of this qualitative assessment we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to the reporting units’ carrying value since the last impairment test.

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare to the net book value of the reporting unit. If the fair value is less than the net book value, we will record an impairment to goodwill for the amount of the difference.

To estimate the fair value of our reporting units for a quantitative assessment, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our reporting units.

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

For further discussion of our goodwill, broadcast licenses and other intangible assets, see Note 13 “Goodwill and Intangible Assets.”

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2019 and 2018 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in millions):

	December 31,
	2019	2018
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(42)	$(35)
Income tax benefit	(11)	(14)
Accumulated other comprehensive loss	$(31)	$(21)

Recent Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss model differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. In November 2018, the FASB issued ASU No. 2018-19 to clarify the scope of the guidance in the amendments in ASU 2016-13. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance requires a change in disclosures related to our accounts receivable and allowance for doubtful accounts only and is not expected to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation Retirement Benefits Defined Benefit Plans General (Subtopic 715-20) - Disclosure Framework Changes to the Disclosure Requirements for Defined Benefit Plans, ASU 2018-14 adds, removes, and modifies disclosure requirements related to defined benefit pension and other postretirement plans. The update amends only annual disclosure requirements. The standard is effective for fiscal years ending after December 15, 2020. The standard allows for early adoption, but we have not yet made a determination as to whether to early-adopt this standard. The adoption of this guidance requires a change in disclosures only and is not expected to have a material impact on our financial statements.

Adoption of Accounting Standards and Reclassifications. In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). ASU 2016-02 superseded Topic 840, Leases, and thus superseded nearly all existing lease guidance by requiring the reclassification of lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provided the option of applying the requirements of the new lease standard in the period of adoption using the modified retrospective approach with no restatement of comparative periods. We adopted the standard effective January 1, 2019, using the modified retrospective approach provided in ASU 2018-11. The transition guidance allowed for the election of a number of practical expedients. We elected the package of practical expedients and the short-term lease practical expedient. The package of practical expedients allowed us to carryforward our classification of existing leases. With the election of the short-term practical expedient, we are not required to recognize on our consolidated balance sheet, the present value of leases with an initial term of twelve months or less. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on our consolidated income statements. Upon the adoption of this standard, we recorded a right of use (“ROU”) asset and a lease obligation liability of approximately $21 million. In addition, upon the completion of the Raycom Merger on January 2, 2019, we implemented these standards to the leases acquired in the Raycom Merger and recorded a ROU asset and a lease obligation liability of approximately $52 million for each. Please refer to Note 3 “Acquisitions and Divestitures” and Note 9 “Leases” for further information.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance of United States GAAP with the intent of simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. After adoption of the standard, the annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the guidance on January 1, 2019. The adoption did not have an impact on our financial statements.

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

In addition to the reclassification of our net pension expense (benefit) in our consolidated statement of operations as described above, certain amounts in the condensed consolidated statement of cash flows have also been reclassified to conform to the current presentation.

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

Production Company Revenue. Our production company revenues include sports marketing, production and event management, sports and entertainment production services and automotive programming production and marketing solutions. We recognize revenue of marketing, production and events at the time the events are aired or delivered. We recognize advertising revenues related to the events when the advertisements are aired. Sponsorship revenue is recognized ratably over the contractual period of the sponsorship.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $3 million of revenue in the year ended December 31, 2019 that was included in the deposit liability balance as of December 31, 2018. The deposit liability balance is included in deferred revenue on our consolidated balance sheets. The deposit liability balance was $9 million and $3 million as of December 31, 2019 and 2018, respectively.

Disaggregation of Revenue. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. Revenue from our production companies segment is generated through our direct sales channel. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Year Ended December 31,
	2019	2018	2017
Market and service type:
Advertising:
Local	$898	$443	$451
National	229	114	119
Political	68	155	16
Total advertising	1,195	712	586
Retransmission consent	796	355	277
Production companies	87	-	-
Other	44	17	20
Total revenue	$2,122	$1,084	$883

Sales channel:
Direct	$1,270	$552	$474
Advertising agency intermediary	852	532	409
Total revenue	$2,122	$1,084	$883

3.	Acquisitions and Divestitures

During 2019, 2018 and 2017, we completed a number of acquisition and divestiture transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties.

2019 Acquisitions and Divestitures.

Raycom Merger. On January 2, 2019, we completed an acquisition of all the equity interests of Raycom Media, Inc. (“Raycom”). In connection with the acquisition of Raycom and on the same date, Gray assumed and completed Raycom’s pending acquisitions of WUPV-DT in the Richmond, Virginia market and KYOU-TV in the Ottumwa, Iowa market. To facilitate regulatory approval of the acquisition of Raycom and to satisfy the conditions placed on the acquisition by the Antitrust Division of the United States Department of Justice (the “DOJ”) and the FCC, we completed the divestiture of nine television stations in overlapping markets. We refer to the acquisition of Raycom, WUPV-DT and KYOU-TV and the divestiture of the stations in the nine overlapping markets collectively as the “Raycom Merger.”

The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. The following table lists the stations acquired and retained, net of divestitures:

Station
DMA	Designated Market Area	Call	Network
Rank	("DMA")	Letters	Affiliation

12	Tampa-St. Petersburg (Sarasota), FL	WWSB	ABC
19	Cleveland-Akron (Canton)	WOIO	CBS
19	Cleveland-Akron (Canton)	WUAB	CW
21	Charlotte, NC	WBTV	CBS
36	West Palm Beach-Ft. Pierce, FL	WFLX	FOX
37	Cincinnati, OH	WXIX	FOX
44	Birmingham (Ann and Tusc)	WBRC	FOX
48	Louisville, KY	WAVE	NBC
50	New Orleans, LA	WVUE	FOX
51	Memphis, TN	WMC	NBC
54	Richmond- Petersburg, VA	WWBT	NBC
54	Richmond- Petersburg, VA	WUPV	CW
65	Tucson (Nogales), AZ	KOLD	CBS
66	Honolulu, HI	KHNL	NBC
66	Honolulu, HI	KGMB	CBS
66	Honolulu, HI	KHBC	NBC/CBS
66	Honolulu, HI	KOGG	NBC/CBS
75	Columbia, SC	WIS	NBC
78	Huntsville- Decatur (Florence), AL	WAFF	NBC
84	Paducah, KY/Cape Girardeau, MO/ Harrisburg, IL	KFVS	CBS
86	Shreveport, LA	KSLA	CBS
89	Savannah, GA	WTOC	CBS
91	Charleston, SC	WCSC	CBS
94	Baton Rouge, LA	WAFB	CBS
94	Baton Rouge, LA	WBXH	MY
95	Jackson, MS	WLBT	NBC
97	Myrtle Beach-Florence	WMBF	NBC
102	Boise, ID	KNIN	FOX
105	Evansville, IN	WFIE	NBC
114	Tyler-Longview, TX	KLTV	ABC
114	Tyler-Longview, TX	KTRE	ABC
122	Montgomery, AL	WSFA	NBC
127	Wilmington, NC	WECT	NBC
130	Columbus, GA (Opelika, AL)	WTVM	ABC
132	Amarillo, TX	KFDA	CBS
132	Amarillo, TX	KEYU	TEL
142	Lubbock, TX	KCBD	NBC
145	Odessa/Midland, TX	KWAB	CW
145	Odessa/Midland, TX	KTLE	TEL
147	Wichita Falls, TX & Lawton, OK	KSWO	ABC
147	Wichita Falls, TX & Lawton, OK	KKTM	TEL
154	Albany, GA	WALB	NBC/ABC
155	Biloxi-Gulfport, MS	WLOX	ABC/CBS
167	Hattiesburg/Laurel, MS	WDAM	NBC/ABC
183	Jonesboro, AR	KAIT	ABC/NBC
201	Ottumwa, IA/Kirksville, MO	KYOU	FOX/NBC

On January 2, 2019, the following stations were acquired from Raycom and their assets were immediately divested in eight markets as follows (dollars in millions):

	Total
	Cash
	Consideration	Television
Purchaser	Received	Station	Location	DMA

Lockwood Broadcasting, Inc.	$67	WTNZ	Knoxville, TN	61
		WFXG	Augusta, GA	108
		WPGX	Panama City, FL	149
		WDFX	Dothan, AL	171

Scripps Media, Inc.	55	KXXV	Waco-Temple-Bryan, TX	82
		KRHD	Waco-Temple-Bryan, TX	82
		WTXL	Tallahassee, FL	109

TEGNA, Inc.	109	WTOL	Toledo, OH	80
		KWES	Odessa - Midland, TX	145
Total	$231

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

United Acquisition. On May 1, 2019, we acquired the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 181) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 198) from United Communications Corporation (the “United Acquisition”) for an adjusted purchase price of $48 million of cash, excluding Transaction Related Expenses. We began operating those stations on March 1, 2019 under a local programming and marketing agreement, which increased the total number of our markets from 91 to 93.

 Sioux Falls Acquisition. On September 25, 2019, we acquired KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 113), for $33 million, using cash on hand (the “Sioux Falls Acquisition”).

Charlottesville Acquisition and Divestiture. On October 1, 2019, we acquired the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 182) from Waterman Broadcasting Corporation for $13 million using cash on hand (the “Charlottesville Acquisition”). Also, on October 1, 2019, in order to meet regulatory requirements, we divested our legacy stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC). The divestitures resulted in a gain of approximately $19 million.

The following table summarizes the values of the assets acquired, liabilities assumed and resulting goodwill of the Raycom Merger, the United Acquisition, The Sioux Falls Acquisition and the Charlottesville Acquisition (together, the “2019 Acquisitions”) (in millions):

	2019 Acquisitions
	Raycom	United	Sioux Falls	Charlottesville	Total
Cash	$115	$-	$-	$-	$115
Accounts receivable, net	243	3	1	1	248
Program broadcast rights	12	-	-	-	12
Other current assets	10	-	-	-	10
Property and equipment	311	10	10	7	338
Operating lease right of use asset	52	-	-	-	52
Goodwill	829	3	2	-	834
Broadcast licenses	2,004	24	14	2	2,044
Other intangible assets	504	8	7	3	522
Other non-current assets	20	-	-	-	20
Accrued compensation and benefits	(29)	-	-	-	(29)
Program broadcast obligations	(16)	-	-	-	(16)
Other current liabilities	(60)	-	(1)	-	(61)
Income taxes payable	(3)	-	-	-	(3)
Deferred income taxes	(472)	-	-	-	(472)
Operating lease liabilities	(52)	-	-	-	(52)
Other long-term liabilities	(25)	-	-	-	(25)
Total	$3,443	$48	$33	$13	$3,537

Because of the magnitude and complexity of the calculations involved and the inherent issues related to the integration of our operations, the valuation of the assets acquired, liabilities assumed and resulting goodwill of the United Acquisition, Sioux Falls Acquisition and the Charlottesville Acquisition are not yet final. However, we expect that any adjustments to these amounts reported in subsequent periods will not be material to our financial statements as a whole. These amounts are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In determining the fair value of the acquired assets and assumed liabilities, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Gross contractual amounts receivable are approximately $2 million more than their recorded fair value.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years.

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $322 million, shared services agreements of $98 million, and network affiliation agreements of $50 million. These intangible assets are being amortized over their estimated useful lives of approximately 4.1 years for retransmission agreements, approximately 7.7 years for shared services agreements, and approximately 3.7 years for network affiliation agreements.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $829 million of goodwill related to stations acquired and retained in the Raycom Merger: $3 million of goodwill related to the stations acquired in the United Acquisition; $2 million of goodwill related to the stations acquired in the Sioux Falls Acquisition; and goodwill related to the stations acquired in the Charlottesville Acquisition was not material. A portion of the goodwill acquired in the Raycom Merger, in the amount of approximately $150 million, will be deductible by us for income tax purposes.

The Company’s consolidated results of operations for year ended December 31, 2019 includes the results of the Raycom Merger beginning on January 2, 2019, the United Acquisition beginning on March 1, 2019, the Sioux Falls Acquisition beginning on September 25, 2019, and the Charlottesville Acquisition beginning on October 1, 2019. Revenues attributable to the 2019 Acquisitions and included in our consolidated statement of operations for the year ended December 31, 2019 was $1.1 billion. Operating income attributable to the 2019 Acquisitions and included in our consolidated statement of operations for the year ended December 31, 2019 was $198 million.

The following table summarizes the approximate Transaction Related Expenses incurred in connection with the 2019 Acquisitions, during the years ended December 31, 2019 and 2018, by type and by financial statement line item (in millions):

	Year Ended
	December 31,
	2019	2018
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$24	$8
Incentive compensation and other severance costs	21	3
Termination of sales representation and other agreements	34	-
Total Transaction Related Expenses	$79	$11

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	$45	$3
Corporate and administrative	34	8
Total Transaction Related Expenses	$79	$11

 Unaudited Pro Forma Financial Information – 2019 Acquisitions. The following table sets forth certain unaudited pro forma information for the years ended December 31, 2019 and 2018 assuming that the 2019 Acquistions occurred on January 1, 2018 (in millions, except per share data):

	Year Ended
	December 31,
	2019	2018

Revenue (less agency commissions)	$2,139	$2,212

Net income	$241	$286

Net income attributable to common stockholders	$189	$234

Basic net income per share	$2.43	$3.25

Diluted net income per share	$2.41	$3.21

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the television stations acquired, net of divestitures, included in the 2019 Acquisitions, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2019 Acquisitions on January 1, 2018 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2019 and 2018 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, Transaction Related Expenses and related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

2018 Divestiture. On December 31, 2018, in order to facilitate regulatory approval of the Raycom Merger, we sold the assets of WSWG-TV (DMA 154) in the Albany, Georgia television market for $9 million, excluding Transaction Related Expenses, to Marquee Broadcasting, Inc. and Marquee Broadcasting Georgia, Inc. In connection with the divestiture of the assets of WSWG-TV, we recorded a gain of approximately $5 million in the fourth quarter of 2018.

2017 Acquisitions. On January 13, 2017, we acquired the assets of KTVF-TV (NBC), KXDF-TV (CBS), and KFXF-TV (FOX) in the Fairbanks, Alaska television market (DMA 203), from Tanana Valley Television Company and Tanana Valley Holdings, LLC for an adjusted purchase price of $8 million (the “Fairbanks Acquisition”), using cash on hand.

On January 17, 2017, we acquired the assets of two television stations that were divested by Nexstar Broadcasting, Inc. upon its merger with Media General, Inc. (“Media General”): WBAY-TV (ABC), in the Green Bay, Wisconsin television market (DMA 67), and KWQC-TV (NBC), in the Davenport, Iowa, Rock Island, Illinois, and Moline, Illinois or “Quad Cities” television market (DMA 103), for an adjusted purchase price of $270 million (the “Media General Acquisition”) using cash on hand. The Media General Acquisition was completed, in part, through a transaction with a VIE known as Gray Midwest EAT, LLC (“GME”), pursuant to which GME acquired the broadcast licenses of the stations. On May 30, 2017, we exercised an option to acquire the licenses held by GME pending receipt of proceeds from the FCC’s reverse auction for broadcast spectrum (the “FCC Spectrum Auction”). Upon receipt of the auction proceeds from the FCC on August 7, 2017, we completed the acquisition of the broadcast licenses from GME.

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

On May 1, 2017, we acquired the assets of WDTV-TV (CBS) and WVFX-TV (FOX/CW) in the Clarksburg-Weston, West Virginia television market (DMA 173) from Withers Broadcasting Company of West Virginia (the “Clarksburg Acquisition”) for a total purchase price of $26 million with cash on hand. On May 13, 2016, we announced that we agreed to enter into the Clarksburg Acquisition. On June 1, 2016, we made a partial payment of $16 million and acquired the non-license assets of these stations. Also, on that date we began operating these stations, subject to the control of the seller, under a local marketing agreement (“LMA”) that terminated upon completion of the acquisition.

On May 1, 2017, we acquired the assets of WABI-TV (CBS/CW) in the Bangor, Maine television market (DMA 159) and WCJB-TV (ABC/CW) in the Gainesville, Florida television market (DMA 156) from Community Broadcasting Service and Diversified Broadcasting, Inc. (collectively, the “Diversified Acquisition”) for a total purchase price of $85 million with cash on hand. On April 1, 2017, we began operating these stations, subject to the control of the seller, under an LMA that terminated upon completion of the acquisition.

On August 1, 2017, we acquired the assets of WCAX-TV (CBS) in the Burlington, Vermont – Plattsburgh, New York television markets (DMA 96) from Mt. Mansfield Television, Inc., for an adjusted purchase price of $29 million in cash (the “Vermont Acquisition”). On June 1, 2017, we advanced $23 million of the purchase price to the seller and began to operate the station under an LMA, subject to the control of the seller. At closing, we paid the remaining $6 million of the purchase price with cash on hand and the LMA was terminated.

We refer to the eight stations that we began operating and acquired (excluding the stations acquired in the Clarksburg Acquisition, which we began operating under an LMA in 2016) during 2017 as the “2017 Acquisitions.” The following table summarizes fair value estimates of the assets acquired, liabilities assumed and resulting goodwill of the 2017 Acquisitions and the Clarksburg Acquisition (in millions):

	2017 Acquisitions
	Fairbanks	Media General	Clarksburg	Diversified	Vermont	Total

Current assets	$-	$1	$1	$-	$-	$2
Property and equipment	3	20	4	12	10	49
Goodwill	-	86	3	36	3	128
Broadcast licenses	2	150	17	26	8	203
Other intangible assets	3	13	2	11	5	34
Other non-current assets	-	1	-	-	3	4
Current liabilities	-	(1)	(1)	-	-	(2)
Total	$8	$270	$26	$85	$29	$418

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

Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $28 million; advertising client relationships of $5 million; and favorable income leases of $3 million. These intangible assets are being amortized over their estimated useful lives of approximately 5.1 years for retransmission agreements: approximately 10.7 years for advertising client relationships and approximately 11.9 years for favorable income leases.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $128 million of goodwill related to stations acquired in 2017. The goodwill recognized related to these acquisitions is deductible for income tax purposes.

The Company’s consolidated results of operations for year ended December 31, 2017 include the results of the 2017 Acquisitions from the date of each transaction. Revenues attributable thereto and included in our consolidated statement of operations for the year ended December 31, 2017 were $80 million. Operating income attributable thereto and included in our consolidated statement of operations for year ended December 31, 2017 was $34 million.

In connection with acquiring the 2017 Acquisitions, we incurred $1 million of Transaction Related Expenses during the year ended December 31, 2017, primarily related to legal, consulting and other professional services.

Unaudited Pro Forma Financial Information – 2017 Acquisitions. The following table sets forth certain unaudited pro forma information for the year ended December 31, 2017 assuming that the acquisitions completed in 2017 occurred on January 1, 2017 (in millions, except per share data):

Years Ended
December 31,
2017

Revenue (less agency commissions)	$895
Net income	$261

Basic net income per share	$3.57
Diluted net income per share	$3.53

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the acquisitions completed in 2017, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we acquired each of the stations acquired in 2017 on January 1, 2017 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the year ended December 31, 2017 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, and the related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

4.	Long-term Debt

As of December 31, 2019, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.125% senior notes due 2024 (the “2024 Notes”) and our 5.875% senior notes due 2026 (the “2026 Notes”) and our 7.0% senior notes due 2027 (the “2027 Notes”). As of December 31, 2018, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 2024 Notes, our 2026 Notes and our 2027 Notes as follows (in millions):

	December 31,
	2019	2018
Long-term debt including current portion:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	-
2024 Notes	525	525
2026 Notes	700	700
2027 Notes	750	750
Total outstanding principal	3,760	2,570
Unamortized deferred loan costs - 2017 Term Loan	-	(9)
Unamortized deferred loan costs - 2019 Term Loan	(44)	-
Unamortized deferred loan costs - 2024 Notes	(5)	(6)
Unamortized deferred loan costs - 2026 Notes	(7)	(8)
Unamortized deferred loan costs - 2027 Notes	(11)	(2)
Unamortized premium - 2026 Notes	4	4
Long-term debt, less deferred financing costs	3,697	2,549
Less current portion	-	-
Net carrying value	$3,697	$2,549

Borrowing availability under Revolving Credit Facility	$200	$100

In connection with the Raycom Merger, on January 2, 2019, we amended our senior credit facility (the “2017 Credit Facility” and, as amended, the “2019 Senior Credit Facility”) as follows: (1) we replaced our existing $100 million revolving credit facility under our prior senior credit facility with a new five year revolving credit facility (the “2019 Revolving Credit Facility”), the terms of which provide for up to $200 million in available borrowings and a maturity date of January 2, 2024; (2) we incurred a $1.4 billion term loan (the “2019 Term Loan”), which matures on January 2, 2026; and (3) assumed the outstanding $556 million term loan facility (the “2017 Initial Term Loan”) and $85 million incremental term loan (the “2017 Incremental Term Loan” and, together with the 2017 Initial Term Loan, the “2017 Term Loan”) which mature on February 7, 2024. Since the Raycom Merger was not completed by December 15, 2018, we incurred a ticking fee of $1 million at a rate of 1.25% of the 2019 Term Loan amount, from December 16, 2018 to January 2, 2019. In addition, we assumed $750 million of the 2027 Notes, which were issued by our special purpose, wholly-owned subsidiary on November 16, 2018. The proceeds of the 2019 Term Loan and the 2027 Notes were used to fund a portion of the cash consideration payable in the Raycom Merger.

Borrowings under the 2019 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case, plus an applicable margin of 2.5% for LIBOR borrowings and 1.5% for Base Rate borrowings. As of December 31, 2019, the interest rate on the balance outstanding under the 2019 Term Loan was 4.2%. The 2019 Term Loan matures on January 2, 2026.

Borrowings under the 2017 Term Loan bear interest, at our option, at either the LIBOR or the Base Rate (as defined below), in each case, plus an applicable margin. Currently, the applicable margin is 2.25% for LIBOR borrowings and 1.25% for Base Rate borrowings. The applicable margin is determined quarterly based on our leverage ratio as set forth in the 2019 Senior Credit Facility (the “Leverage Ratio”). If our Leverage Ratio is less than or equal to 5.25 to 1.00, the applicable margin is 2.25% for all LIBOR borrowings and 1.25% for all Base Rate borrowings, and if the Leverage Ratio is greater than 5.25 to 1.00, the applicable margin is 2.5% for all LIBOR borrowings and 1.5% for all Base Rate borrowings. As of December 31, 2019, the interest rate on the balance outstanding under the 2017 Term Loan was 3.95%. The 2017 Term Loan matures on February 7, 2024.

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

We incurred $43 million of transaction fees and expenses related to the 2019 Senior Credit Facility. At December 31, 2019, these were recorded as a reduction of the balance of the outstanding debt and are amortized over the life of the 2019 Senior Credit Facility. The amortization of these fees is included in our interest expense.

As of December 31, 2019, the aggregate minimum principal maturities of our long term debt were as follows (in millions):

	Minimum Principal Maturities
	2019 Senior	2024	2026	2027
Year	Credit Facility	Notes	Notes	Notes	Total
2020	$-	$-	$-	$-	$-
2021	-	-	-	-	-
2022	-	-	-	-	-
2023	-	-	-	-	-
2024	595	525	-	-	1,120
Thereafter	1,190	-	700	750	2,640
Total	$1,785	$525	$700	$750	$3,760

Collateral, Covenants and Restrictions. Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2024 Notes, 2026 Notes and 2027 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2024 Notes, 2026 Notes and 2027 Notes are minor. As of December 31, 2019, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2024 Notes, 2026 Notes and 2027 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2019 and 2018, we were in compliance with all required covenants under all our debt obligations.

Interest Payments. For all of our interest-bearing obligations, we made interest payments of approximately $212 million, $95 million and $97 million during 2019, 2018 and 2017, respectively. We did not capitalize any interest payments during the years ended December 31, 2019, 2018 or 2017.

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

As of December 31, 2019, the carrying amount of our long-term debt was $3.7 billion and the fair value was $3.9 billion. As of December 31, 2018, the carrying amount of our long-term debt was $2.5 billion and the fair value was $2.4 billion. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals and as such is classified within Level 2 of the fair value hierarchy.

6.	Stockholders’ Equity

We are authorized to issue 245 million shares of all classes of stock, of which 25 million shares are designated Class A common stock, 200 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the years ended December 31, 2019, 2018 and 2017, we did not declare or pay any common stock or Class A common stock dividends.

In December 2017, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $14.50 per share. The net proceeds from the offering were $239 million, after deducting underwriting discounts of $11 million and expenses of $1 million.

On January 2, 2019, we issued 11.5 million shares of our common stock at a price of $14.74 per share, the closing price for our common stock on the last trading day preceding the transaction, to certain former shareholders of Raycom as part of the total consideration paid for the Raycom Merger.

On November 5, 2019, our Board of Directors authorized the 2019 Repurchase Authorization. The 2019 Repurchase Authorization superseded all prior repurchase authorizations. The 2019 Repurchase Authorization also prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”). During the year ended December 31, 2019, we purchased 1,659,684 shares of our common stock at an average purchase price of $19.10 per share under the 2019 Repurchase Authorization and our prior repurchase authorizations, for a total cost of approximately $32 million. As of December 31, 2019, approximately $129 million remains available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization.

On December 15, 2019, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10B-18 and 10b5-1 of the Securities Exchange Act of 1934. The purpose of the 2019 IRP is to facilitate the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. The number of shares and the timing of repurchases will depend on the market price of our common stock and certain other limits established in the 2019 IRP. The Company is required to fund the repurchases under the 2019 IRP from the remaining balance of the 2019 Repurchase Authorization.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2019, we had reserved 6,130,944 shares and 1,503,254 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2018, we had reserved 7,078,916 shares and 1,703,064 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Preferred Stock

In connection with the Raycom Merger, on January 2, 2019, we issued 650,000 shares of our Series A Perpetual Preferred Stock, with a stated face value and liquidation value of $1,000 per share (the “Series A Preferred Stock”). Holders of shares of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Preferred Stock. The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash or 8.5% per annum if such dividends are to be paid in additional shares of Series A Preferred Stock (“PIK Election Dividends”). If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Preferred Stock through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

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

The approval of the holders of the Series A Preferred Stock, voting separately as a class, is required in order to authorize, create or issue new shares of Series A Perpetual Preferred stock (other than to pay dividends), or alter the rights of any other shares that are or would be equal to or senior to the Series A Preferred Stock, or to amend, alter or repeal the Company’s Restated Articles of Incorporation as amended from time to time if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Series A Preferred Stock.

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

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our active stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table presents our stock-based compensation expense and related income tax benefits for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense, gross	$16	$7	$8
Income tax benefit at our statutory rate associated with stock-based compensation	(4)	(2)	(3)
Stock-based compensation expense, net	$12	$5	$5

Currently, the 2017 EICP provides for, and, while awards were available for grant thereunder the 2007 Incentive Plan provided for, the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance. Under the Directors’ Restricted Stock Plan, each director can be awarded up to 10,000 shares of restricted common stock or Class A common stock each calendar year. During the years ended December 31, 2019, 2018 and 2017, we did not grant any awards under the Directors’ Restricted Stock Plan. All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During 2019, we granted under the 2017 EICP:

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

●	11,223 shares of restricted common stock with a grant date fair value per share of $17.83 to an employee that will vest on February 15, 2020;

●	32,680 shares of restricted common stock with a grant date fair value per share of $15.92 to an employee that will vest on September 1, 2020;

●	41,181 shares of restricted common stock with a grant date fair value per share of $22.10 to our non-employee directors that will vest on April 30, 2020; and

●	Restricted stock units representing 398,000 shares of our common stock with a grant date fair value per share of $18.21 that will vest on June 1, 2020.

During 2018, we granted under the 2017 EICP:

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

During 2017, we granted:

●

Under the 2007 Incentive Plan, 307,943 shares of restricted common stock to certain employees, of which 102,648 shares vested on January 31, 2018; 102,648 shares vested on January 31, 2019; and 102,647 shares vested on January 31, 2020;

●

Under the 2007 Incentive Plan, 198,220 shares of restricted Class A common stock to an employee, of which 66,073 shares vested on January 31, 2018; 66,073 shares vested on of January 31, 2019; and 66,074 shares vested on January 31, 2020;

●	Under the 2017 EICP, 76,856 shares of restricted Class A common stock to our non-employee directors, all of which vested on January 31, 2018; and

●	Under the 2017 EICP, restricted stock units representing 215,500 shares of our common stock, of which 209,500 shares vested on January 31, 2018.

As of December 31, 2019, we had 3.7 million shares of our common stock and 1.5 million shares of our Class A common stock available for issuance under the 2017 EICP.

As of December 31, 2019 and 2018, we had outstanding options to acquire 274,746 shares of our common stock, all of which were vested and exercisable under the 2007 Incentive Plan. All outstanding options were granted with exercise prices equal to the market value of the underlying stock at the close of business on the date of the grant. The exercise price of all our outstanding stock options is $1.99 per share. All of our outstanding options expire on April 1, 2021. The aggregate intrinsic value of outstanding stock options was approximately $5 million based on the closing market price of our common stock on December 31, 2019. There are no shares available for future awards under this plan.

As of December 31, 2019, under the Directors Restricted Stock Plan there were 770,000 shares available for future award.

As of December 31, 2019, we had $11 million of total unrecognized compensation expense related to all non-vested share based compensation arrangements. This expense is expected to be recognized over a period of 1.6 years.

A summary of activity for the years ended December 31, 2019, 2018 and 2017 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	578,894	$13.14	503,685	$11.14	396,033	$12.06
Granted	751,463	16.07	391,836	14.63	307,943	10.40
Vested	(352,810)	12.98	(225,570)	11.21	(200,291)	11.82
Forfeited	-	-	(91,057)	13.27	-	-
Outstanding - end of period	977,547	$15.45	578,894	$13.14	503,685	$11.14

Restricted stock - Class A common:
Outstanding - beginning of period	407,786	$11.82	462,632	$10.63	415,082	$10.15
Granted	199,810	15.36	220,080	12.65	275,076	10.84
Vested	(158,312)	11.38	(274,926)	10.48	(227,526)	10.00
Outstanding - end of period	449,284	$13.55	407,786	$11.82	462,632	$10.63

Restricted stock units - common:
Outstanding - beginning of period	-	$-	209,500	$15.70	-	$-
Granted	398,000	18.21	-	-	215,500	15.70
Vested	-	-	(209,500)	15.70	-	-
Forfeited	-	-	-	-	(6,000)	15.70
Outstanding - end of period	398,000	$18.21	-	$-	209,500	$15.70

9.	Leases

Operating Leases. We lease various assets with non-cancellable lease terms that range between one and 99 years. Many of these leases have optional renewal periods ranging between one and 20 years. We define the lease term as the original lease base period plus optional renewal periods that we reasonably expect to be exercised. We do not include renewal periods exercisable more than 10 years from the commencement date in the lease term as we cannot reasonably expect to exercise an option that far into the future. Some of our leases have free rent periods, tenant allowances and/or fixed or variable rent escalators. We record operating lease expense on a straight-line basis over the lease term. Operating lease expense is included in operating expenses in our statements of operations.

We lease land, buildings, transmission towers, right of way easements, and equipment through operating leases. We generally lease land for the purpose of erecting transmission towers for our broadcast operations. Our building leases consist of office space and broadcast studios. For transmission towers we do not own, we lease space for our transmission equipment on third-party towers. We lease right of ways for various purposes, including ingress and egress for tower locations and guyed wire space. Our equipment leases consist of office, transmission and production equipment.

We allocate consideration paid in the contract to lease and non-lease components based upon the contract or associated invoice received if applicable. Lease components include base rent, fixed rate escalators and in-substance fixed payments associated with the leased asset. Non-lease components include common area maintenance and operating expenses associated with the leased asset. We have not elected the practical expedient to combine lease and non-lease components. As such, we only include the lease component in the calculation of ROU asset and lease liability. The incremental borrowing rate we use for the calculation is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term based upon our borrower risk profile.

Variable lease payments are not significant and are included in operating lease expense as a component of operating expense in our statement of operations. Variable lease payments are generally associated with usage-based leases and variable payment escalators such as consumer price index increases (CPI) incurred after the date of the adoption of ASC 842. Some of our land leases require us to pay a percentage of the revenue earned from leasing space on the towers we erect on the leased land. We included the payment level of CPI and percentage rent amounts at the time of the adoption of ASC 842 in the base rent for calculating the ROU asset and lease liability. CPI adjustments and percentage rent amounts that differ from the amount included in ASC 842 calculation are included in variable lease payments.

We recognize leases with an initial term of 12 months or less as short-term leases. Lease payments associated with short-term leases are expensed as incurred in our operating lease expense and are not included in our calculation of ROU assets or lease liabilities. Short-term leases generally consist of rentals of production or broadcast equipment for short periods of time.

Our operating lease costs, including variable lease costs, for the year ended December 31, 2019 were $11 million. Our short-term lease costs for the year ended December 31, 2019 were $3 million. Cash flows from operations included cash paid for operating leases of $14 million for the year ended December 31, 2019. Additional ROU assets recognized in the year ended December 31, 2019 were not material. As of December 31, 2019, the weighted average remaining term of our operating leases was 8.9 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.7%.

The maturities of operating lease liabilities as of December 31, 2019, for the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
2020	$9
2021	9
2022	8
2023	7
2024	7
Thereafter	29
Total lease payments	69
Less: Imputed interest	(18)
Present value of lease liabilties	$51

We had no material capital leases as of December 31, 2018. Our aggregate minimum lease payments under operating leases as of December 31, 2018 were as follows (in millions):

Year ending December 31,	Operating Leases
2019	$3
2020	3
2021	3
2022	3
2023	2
Thereafter	12
Total	$26

Our aggregate lease payments under operating leases as of December 31, 2018 are based on ASC 840 that was superseded upon the adoption of ASC 842 on January 1, 2019. Our maturities of operating lease liabilities as of December 31, 2019 was significantly higher than our aggregate lease payments under operating leases as of December 31, 2018 due primarily to our completion of the Raycom Merger on January 2, 2019.

Financing Leases. We lease certain vehicles through a financing master lease. The weighted average remaining lease term of the vehicles under this lease is 2.0 years. The interest rate for each vehicle leased is 3.5%. We recorded a ROU asset and lease liability of $2 million, respectively, upon the adoption of ASC 842 related to these financing leases. The ROU asset is recorded in other noncurrent assets in our balance sheets. The current portion of the lease liability is recorded in the balance of other accrued expenses in current liabilities and the long-term portion is recorded in the balance of other liabilities in non-current liabilities in our balance sheets.

Amortization expense associated with this lease is included in amortization expense as a component of operating expense, and interest expense is included in interest expense in our statement of operations. Amortization and interest expenses were not material for the year ended December 31, 2019. Cash paid for financing leases is included in our cash flows from financing activities and cash paid for interest on financing leases is included in our cash flow from operating activities.

For the year ended December 31, 2019, cash paid for amounts included in the measurement of liabilities for operating cash flows from finance leases and financing cash flows from finance leases, as well as ROU assets obtained in exchange for lease liabilities was not material.

10.	Income Taxes

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

Under certain circumstances, we recognize liabilities in our financial statements for positions taken on uncertain tax issues. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

Federal and state and local income tax expense (benefit) is summarized as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$8	$43	$5
State and local	13	11	3
State and local - reserve for uncertain tax positions	-	-	1
Current income tax expense	21	54	9
Deferred:
Federal(1)	54	17	(82)
State and local	1	6	4
Deferred income tax expense (benefit)	55	23	(78)
Total income tax expense (benefit)	$76	$77	$(69)

(1)	Includes a federal tax benefit of $146.0 million in 2017 from the restatement of deferred taxes resulting from the reduction of the corporate tax rate due to the enactment of the TCJA.

Significant components of our deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2019	2018
Deferred tax liabilities:
Net book value of property and equipment	$83	$21
Broadcast licenses, goodwill and other intangibles	869	286
Total deferred tax liabilities	952	307

Deferred tax assets:
Liability for accrued vacation	3	2
Liability for accrued bonus	7	4
Allowance for doubtful accounts	3	1
Liability under health and welfare plan	-	1
Liability for pension plan	10	8
Federal operating loss carryforwards	87	-
State and local operating loss carryforwards	31	2
Acquisition costs	2	2
Restricted stock	4	2
Investments	4	-
Interest expense limitation	4	-
Other	1	-
Total deferred tax assets	156	22
Valuation allowance for deferred tax assets	(14)	-
Net deferred tax assets	142	22

Deferred tax liabilities, net of deferred tax assets	$810	$285

As of December 31, 2019, we have approximately $438 million of federal operating loss carryforwards, which expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that it is more likely than not that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $677 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Statutory federal rate applied to income before income tax expense	$53	$60	$68
Current year permanent items	13	3	2
State and local taxes, net of federal tax benefit	13	14	8
Change in valuation allowance	(2)	-	(2)
Reserve for uncertain tax positions	-	-	1
Rate change due to enactment of tax reform	-	-	(146)
Other items, net	(1)	-	-
Income tax expense (benefit) as recorded	$76	$77	$(69)

Effective income tax rate	30%	27%	(36)%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2019, we increased our recorded non-current pension liability by $7 million and recognized other comprehensive income of $5 million, net of a $2 million tax expense. During 2018, we decreased our recorded non-current pension liability by $1 million and recognized other comprehensive income of $1 million. During 2017, we increased our recorded non-current pension liability by $7 million and recognized other comprehensive loss of $4 million, net of a $3 million tax benefit.

In 2019, 2018 and 2017, we made income tax payments (net of refunds) of $23 million, $34 million and $2 million, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2019, we had approximately $15 million of unrecognized tax benefits. These unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment. We have accrued estimates of interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2019, we had recorded a liability for potential penalties and interest of approximately $1 million related to uncertain tax positions. While it is difficult to calculate with any certainty, we estimate no change, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months.

We file income tax returns in the United States federal and multiple state jurisdictions. We have net operating losses (historic and acquired, through recent business combinations) that extend our open adjustment period related to federal and state tax audits from 2000 through 2018. The open years vary by entity and jurisdiction.

11.	Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plan is the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”). Monthly plan benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2019 and 2018, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2019 and 2018, respectively (dollars in millions):

	December 31,
	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$117	$126
Interest cost	5	5
Actuarial loss (gain)	17	(11)
Benefits paid	(4)	(3)
Projected benefit obligation at end of year	$135	$117

Change in plan assets:
Fair value of pension plan assets at beginning of year	$84	$88
Actual return on plan assets	14	(4)
Company contributions	3	3
Benefits paid	(4)	(3)
Fair value of pension plan assets at end of year	97	84
Funded status of pension plan	$(38)	$(33)

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$5	$2
Accumulated other comprehensive loss	(43)	(35)
Net liability recognized	$(38)	$(33)

Because the Gray Pension Plan is a frozen plan, the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $135 million and $117 million at December 31, 2019 and 2018, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	4.16%	3.55%
Expected long-term rate of return on pension plan assets	6.50%	7.00%
Estimated rate of increase in compensation levels	N/A	N/A

	As of December 31,
	2019	2018
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.14%	4.16%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in millions):

	Year Ended December 31,
	2019	2018	2017
Components of net periodic pension cost:
Interest cost	5	5	5
Expected return on plan assets	(5)	(6)	(6)
Recognized net actuarial loss	-	-	1
Net periodic pension benefit	$-	$(1)	$-

For the Gray Pension Plan, the estimated future benefit payments are as follows (in thousands):

Years			Amount
	2020		4
	2021		4
	2022		4
	2023		5
	2024		5
2025	-	2029	30

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows

	As of December 31,
	2019	2018
Asset category:
Insurance general account	17%	19%
Cash management accounts	2%	1%
Equity accounts	47%	47%
Fixed income accounts	32%	31%
Real estate accounts	2%	2%
Total	100%	100%

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

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2019 and 2018, respectively (in millions):

Gray Pension Plan Fair Value Measurements

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$16	$-	$16
Cash management accounts	2	-	-	2
Equity accounts	46	-	-	46
Fixed income accounts	31	-	-	31
Real estate accounts	2	-	-	2
Total	$81	$16	$-	$97

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$17	$-	$17
Cash management accounts	1	-	-	1
Equity accounts	39	-	-	39
Fixed income account	26	-	-	26
Real estate accounts	1	-	-	1
Total	$67	$17	$-	$84

Expected Pension Contributions. We expect to contribute a combined total of approximately $3 million to our frozen defined benefit pension plan during the year ending December 31, 2020.

Capital Accumulation Plan. The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. In 2019, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. For the years ended December 31, 2019, 2018 and 2017, our matching contributions to our Capital Accumulation Plan were approximately $11 million, $6 million and $7 million, respectively. We estimate that our matching cash contributions to the Capital Accumulation Plan for year ending December 31, 2020 will be approximately $12 million.

In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2019, 2018 and 2017, the Company accrued contributions of approximately $5 million, $4 million and $4 million, respectively, as discretionary profit sharing contributions.

We may also make matching and discretionary contributions of our common stock under the Capital Accumulation Plan. As of December 31, 2019, we had 1,391,210 shares of common stock reserved for issuance under this plan.

12.	Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; operating lease commitments for equipment, land and office space; commitments for various syndicated television programs; and commitments under affiliation agreements with networks. Future minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheets as of December 31, 2019, were as follows (in millions):

	Service and	Syndicated	Network
	Other	Television	Affiliation
Year	Agreements	Programming	Agreements	Total
2020	$2	$10	$366	$378
2021	1	29	431	461
2022	-	26	224	250
2023	-	18	126	144
2024	-	1	-	1
Thereafter	-	-	-	-
Total	$3	$84	$1,147	$1,234

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

13.	Goodwill and Intangible Assets

During the years ended December 31, 2019 and 2018, we acquired, adjusted and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed during each of these years. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions. A summary of changes in our goodwill and other intangible assets, on a net basis, for the years ended December 31, 2019 and 2018 is as follows (in millions):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2018	Adjustments	Impairment	Amortization	2019
Goodwill	$612	$834	$-	$-	$1,446
Broadcast licenses	1,530	$2,043	-	-	3,573
Finite-lived intangible assets	53	522	-	(115)	460
Total intangible assets net of accumulated amortization	$2,195	$3,399	$-	$(115)	$5,479

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2017	Adjustments	Impairment	Amortization	2018
Goodwill	$611	$1	$-	$-	$612
Broadcast licenses	1,531	$(1)	-	-	1,530
Finite-lived intangible assets	74	-	-	(21)	53
Total intangible assets net of accumulated amortization	$2,216	$-	$-	$(21)	$2,195

A summary of changes in our goodwill, on a gross basis, for the years ended December 31, 2019 and 2018 is as follows (in millions):

		Acquisitions
	As of	And		As of
	December 31, 2018	Adjustments	Impairment	December 31, 2019
Goodwill, gross	$711	$834	$-	$1,545
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$612	$834	$-	$1,446

		Acquisitions
	As of	And		As of
	December 31, 2017	Adjustments	Impairment	December 31, 2018
Goodwill, gross	$710	$1	$-	$711
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$611	$1	$-	$612

As of December 31, 2019 and 2018, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of December 31, 2019			As of December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,627	$(54)	$3,573	$1,583	$(53)	$1,530
Goodwill	1,446	-	1,446	612	-	612
	$5,073	$(54)	$5,019	$2,195	$(53)	$2,142

Intangible assets subject to amortization:
Network affiliation agreements	$56	$(17)	$39	$6	$(6)	$-
Other finite-lived intangible assets	615	(194)	421	143	(90)	53
	$671	$(211)	$460	$149	$(96)	$53

Total intangibles	$5,744	$(265)	$5,479	$2,344	$(149)	$2,195

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was approximately $115 million, $21 million and $25 million, respectively. Based on our intangible assets subject to amortization as of December 31, 2019, we expect that amortization expense for the succeeding five years will be as follows: 2020, $103 million; 2021, $98 million; 2022, $94 million; 2023, $88 million; and 2024, $24 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license. As of December 31, 2019 and 2018, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during 2019, 2018 or 2017.

Completion of FCC Spectrum Auction. On August 7, 2017, we received approximately $91 million resulting from our relinquishment of two licenses in the FCC’s Spectrum Auction. In connection with this transaction we tendered two of our broadcast licenses and made other modifications to our broadcast spectrum related to our participation in the FCC Spectrum Auction. The cost of the assets disposed of was approximately $13 million. The income tax obligations related to this gain have been deferred on a long-term basis.

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

		Production
As of and for the Year ended December 31, 2019:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$2,035	$87	$-	$2,122
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	1,325	74	104	1,503
Depreciation and amortization	180	13	2	195
(Gain) loss on disposal of assets, net	(54)	-	-	(54)
Operating expenses	1,451	87	106	1,644
Operating income	$584	$-	$(106)	$478

Interest expense	$-	$-	$227	$227
Capital expenditures (excluding business combinations)	$104	$1	$5	$110
Goodwill	$1,405	$41	$-	$1,446
Total Assets	$6,530	$153	$289	$6,972

As of and for the Year ended December 31, 2018:

Revenue (less agency commissions)	$1,084	$-	$-	$1,084
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	596	-	41	637
Depreciation and amortization	74	-	1	75
(Gain) loss on disposal of assets, net	(17)	-	-	(17)
Operating expenses	653	-	42	695
Operating income	$431	$-	$(42)	$389

Interest expense	$-	$-	$107	$107
Capital expenditures (excluding business combinations)	$68	$-	$2	$70
Goodwill	$612	$-	$-	$612
Total Assets	$2,763	$-	$1,450	$4,213

15.	Selected Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
	(In millions, except for per share data)
Year Ended December 31, 2019:
Revenue (less agency commissions)	$518	$508	$517	$579
Operating income	40	119	139	180
Net (loss) income available to common stockholders	(31)	31	46	81

Basic net (loss) income available to common stockholders per share	$(0.31)	$0.31	$0.46	$0.82
Diluted net (loss) income available to common stockholders per share	$(0.31)	$0.31	$0.46	$0.81

Year Ended December 31, 2018:
Revenue (less agency commissions)	$226	$250	$279	$329
Operating income	50	80	108	151
Net income	20	41	62	88

Basic net income per share	$0.22	$0.46	$0.71	$1.01
Diluted net income per share	$0.22	$0.46	$0.70	$1.00

Because of the method used in calculating per share data, the sum of the quarterly per share data will not necessarily equal the per share data as computed for the year.

Item9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

During the year ended December 31, 2019, we implemented changes in our internal control over financial reporting in connection with the adoption of ASU 2016-02 – Leases (Topic 842). These changes included controls related to the collection of data for the amounts that we disclose in the footnotes to our financial statements. Our evaluation included controls that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the year ended December 31, 2019, we began implementing changes in our internal control over financial reporting in connection with the Raycom Merger.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting

Our report, “Management’s Report on Internal Control Over Financial Reporting” and the attestation report of our independent registered public accounting firm, included in “Report of Independent Registered Public Accounting Firm,” are set forth in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item10. Directors, Executive Officers and Corporate Governance.

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2019) is incorporated herein by reference. In addition, the information set forth under "Information about our Executive Officers" in Part I of this Report is incorporated herein by reference.

Item 11. Executive Compensation.

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be set forth under the heading “Stock Ownership” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	274,746 (1)	$1.99	4,464,988 (2)

Equity compensation plans not approved by security holders	-	$-	-
Total	274,746		4,464,988

Class A Common Stock:
Equity compensation plans approved by security holders	-	$-	1,503,254 (3)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		1,503,254

(1)	Consists of shares of common stock that are issuable under our 2007 Incentive Plan upon exercise of outstanding stock options.
(2)	Consists of 3,694,988 shares of common stock issuable under our 2017 EICP and 770,000 shares of common stock that are issuable under our Directors’ Restricted Stock Plan.
(3)	Consists of shares of our Class A common stock that are issuable under our 2017 EICP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2020” in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

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

(b)	Exhibits:

Exhibit Number	Description of Documents

3.1	Amended and Restated Articles of Incorporation of Gray Television, Inc.

3.2	Bylaws of Gray Television, Inc. as amended through June 5, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2013)

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

4.10	Form of 7.000% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on form 8-K filed with the SEC on November 16, 2018)

4.11	Description of securities registered under Section 12 of the Exchange Act

Exhibit Number	Description of Documents

10.1

Second Restatement, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

10.2

Fourth Amended and Restated Credit Agreement, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

10.3	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

10.4

Form of Nonqualified Stock Option Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.5

Form of Restricted Stock Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.6	2007 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)*

10.7	Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on May 3, 2017)*

10.8

Form of Director Restricted Stock Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.9	Executive and Key Employee Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.10

Form of Employee Restricted Stock Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

Exhibit Number	Description of Documents

10.11

Form of Employee Restricted Stock Units Award Agreement pursuant to the Gray Television, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.12	Offer letter, dated June 22, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)*

21.1	Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Television, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts	(a)	Period

Year Ended December 31, 2019:
Allowance for doubtful accounts	$5	$11	$-	$(5)	$11
Valuation allowance for deferred tax assets	$-	$14	$-	$-	$14

Year Ended December 31, 2018:
Allowance for doubtful accounts	$5	$2	$-	$(2)	$5
Valuation allowance for deferred tax assets	$-	$-	$-	$-	$-

Year Ended December 31, 2017:
Allowance for doubtful accounts	$3	$3	$-	$(1)	$5
Valuation allowance for deferred tax assets	$1	$(1)	$-	$-	$-

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

Gray Television, Inc.

Date: February 27, 2020	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2020	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Executive Chairman and Chief Executive Officer

Date: February 27, 2020	By	/s/ Donald P. LaPlatney
Donald P. LaPlatney, Director and Co-Chief Executive Officer

Date: February 27, 2020	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 27, 2020	By:	/s/ T. L. Elder
T. L. Elder, Director

Date: February 27, 2020	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 27, 2020	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 27, 2020	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 27, 2020	By:	/s/ Paul H. McTear
Paul H. McTear, Director

Date: February 27, 2020	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 27, 2020	By:	/s/ James C. Ryan
James C. Ryan, Executive Vice President and
Chief Financial Officer

Date: February 27, 2020	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Vice President and Chief Accounting Officer

112