Form 10-Q
period 2020-03-31
GRAY TELEVISION INC
filed 2020-05-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
92,330,303 shares outstanding as of May 1, 2020	7,048,006 shares outstanding as of May 1, 2020

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31,	December 31,
	2020	2019
Assets:
Current assets:
Cash	$296	$212
Accounts receivable, less allowance for credit losses of $12 and $11, respectively	385	411
Current portion of program broadcast rights, net	17	25
Prepaid and other current assets	23	24
Total current assets	721	672

Property and equipment, net	731	725
Operating leases right of use asset	61	50
Broadcast licenses	3,573	3,573
Goodwill	1,446	1,446
Other intangible assets, net	434	460
Investment in broadcasting and technology companies	46	31
Other	16	15
Total assets	$7,028	$6,972

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	March 31,	December 31,
	2020	2019
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23	$11
Employee compensation and benefits	44	67
Accrued interest	47	37
Accrued network programming fees	35	30
Other accrued expenses	24	32
Federal and state income taxes	22	13
Current portion of program broadcast obligations	18	28
Deferred revenue	10	9
Dividends payable	13	13
Current portion of operating lease liabilities	7	6
Total current liabilities	243	246

Long-term debt, less current portion and deferred financing costs	3,700	3,697
Program broadcast obligations, less current portion	6	7
Deferred income taxes	820	810
Accrued pension costs	38	38
Operating lease liabilities, less current portion	56	45
Other	13	15
Total liabilities	4,876	4,858

Commitments and contingencies (Note 9)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date ($650 aggregate liquidation value at each date)	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 102,615,418 shares and 101,746,860 shares, respectively, and outstanding 92,752,512 shares and 92,658,362 shares, respectively	1,101	1,093
Class A common stock, no par value; authorized 25,000,000 shares, issued 8,935,773 shares and 8,768,959 shares, respectively, and outstanding 7,048,006 shares and 6,881,192 shares, respectively	31	31
Retained earnings	544	504
Accumulated other comprehensive loss, net of income tax benefit	(31)	(31)
	1,645	1,597
Treasury stock at cost, common stock, 9,862,906 shares and 9,088,498 shares, respectively	(117)	(107)
Treasury stock at cost, Class A common stock, 1,887,767 shares and 1,887,767 shares, respectively	(26)	(26)
Total stockholders’ equity	1,502	1,464
Total liabilities and stockholders’ equity	$7,028	$6,972

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for net (loss) income per share data)

	Three Months Ended
	March 31,
	2020	2019

Revenue (less agency commissions)
Broadcasting	$515	$481
Production companies	19	37
Total revenue (less agency commissions)	534	518
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcast	335	356
Production companies	19	35
Corporate and administrative	15	48
Depreciation	21	20
Amortization of intangible assets	26	29
Gain on disposal of assets, net	(6)	(10)
Operating expenses	410	478
Operating income	124	40
Other income (expense):
Miscellaneous income, net	(1)	3
Interest expense	(52)	(58)
Income (loss) before income taxes	71	(15)
Income tax expense	18	3
Net income (loss)	53	(18)
Preferred stock dividends	13	13
Net income (loss) attributable to common stockholders	$40	$(31)

Basic per common share information:
Net income (loss) attributable to common stockholders	$0.41	$(0.31)
Weighted average shares outstanding	98	99

Diluted per common share information:
Net income (loss) attributable to common stockholders	$0.40	$(0.31)
Weighted average shares outstanding	99	99

Dividends declared per common share	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2018	8,569,149	$27	89,298,943	$907	$372	(1,840,114)	$(26)	(7,276,443)	$(72)	$(21)	$1,187

Net loss	-	-	-	-	(18)	-	-	-	-	-	(18)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
Acquisitions of television businesses and licenses	-	-	11,499,945	170	-	-	-	-	-	-	170
401(k) Plan	-	-	196,509	4	-	-	-	-	-	-	4
2017 Equity and Incentive Compensation Plan,
Restricted stock awards	199,810	-	677,602	-	-	(47,653)	-	(123,167)	(3)	-	(3)

Share-based compensation	-	-	-	2	-	-	-	-	-	-	2

Adoption of ASU 2018-02	-	-	-	-	2	-	-	-	-	(2)	-

Balance at March 31, 2019	8,768,959	$27	101,672,999	$1,083	$343	(1,887,767)	$(26)	(7,399,610)	$(75)	$(23)	$1,329

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	$1,464

Net income	-	-	-	-	53	-	-	-	-	-	53

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
401(k) Plan	-	-	430,899	4	-	-	-	-	-	-	4
2007 Long Term Incentive Plan - stock options exercised	-	-	274,746	-	-	-	-	(154,935)	(2)	-	(2)
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	166,814	-	248,543	-	-	-	-	(118,550)	(2)	-	(2)
Forfeiture of restricted stock awards	-	-	(85,630)	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(500,923)	(6)	-	(6)

Share-based compensation	-	-	-	4	-	-	-	-	-	-	4

Balance at March 31, 2020	8,935,773	$31	102,615,418	$1,101	$544	(1,887,767)	$(26)	(9,862,906)	$(117)	$(31)	$1,502

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net income (loss)	$53	$(18)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21	20
Amortization of intangible assets	26	29
Amortization of deferred loan costs	3	3
Amortization of restricted stock and stock option awards	4	3
Amortization of program broadcast rights	9	10
Payments on program broadcast obligations	(10)	(14)
Common stock contributed to 401(k)	4	4
Deferred income taxes	9	3
Gain on disposal of assets, net	(6)	(10)
Other	-	(1)
Changes in operating assets and liabilities:
Accounts receivable	26	12
Other current assets	(12)	11
Accounts payable	12	5
Employee compensation, benefits and pension cost	(24)	(21)
Accrued network fees and other expenses	(3)	(31)
Accrued interest	9	14
Income taxes payable	9	(1)
Deferred revenue	1	6
Net cash provided by operating activities	131	24

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(1)	(2,740)
Proceeds from sale of television stations	-	231
Purchases of property and equipment	(27)	(18)
Proceeds from asset sales	1	2
Proceeds from FCC Repack (Note 1)	6	12
Acquisition prepayments	-	(47)
Other	(3)	(2)
Net cash used in investing activities	(24)	(2,562)

Financing activities
Proceeds from borrowings on long-term debt	-	1,400
Repayments of borrowings on long-term debt	-	(4)
Payments for the repurchase of common stock	(6)	-
Payment of preferred stock dividends	(13)	-
Deferred and other loan costs	-	(50)
Payment for taxes related to net share settlement of equity awards	(4)	(2)
Net cash (used in) provided by financing activities	(23)	1,344
Net increase (decrease) in cash	84	(1,194)
Cash and restricted cash at beginning of period	212	1,419
Cash at end of period	$296	$225

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2019, which was derived from the Company’s audited financial statements as of December 31, 2019, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Our financial condition as of, and operating results for the three-months ended March 31, 2020, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2020.

Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television (“television” or “TV”) stations and digital assets in the United States. Gray currently owns and/or operates television stations and leading digital properties in 93 television markets that collectively reach approximately 24% of U.S. television households. Over calendar year 2019, Gray’s stations were ranked first in 68 markets, and first and/or second in 86 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are our allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-months ended March 31, 2020 and 2019, respectively (in millions):

	Three Months Ended
	March 31,
	2020	2019

Weighted-average common shares outstanding-basic	98	99
Common stock equivalents for stock options and restricted stock	1	-
Weighted-average common shares outstanding-diluted	99	99

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of March 31, 2020 and December 31, 2019, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the three-months ended March 31, 2020 consisted of net income. Our comprehensive loss for the three-months ended March 31, 2019 consisted of net loss and an adjustment to the tax effect of our pension liability as a result of our adoption of Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As of March 31, 2020 and December 31, 2019 the balances were as follows (in millions):

	March 31,	December 31,
	2020	2019
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(42)	$(42)
Income tax benefit	(11)	(11)
Accumulated other comprehensive loss	$(31)	$(31)

Property and Equipment. Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	March 31,	December 31,	Useful Lives
	2020	2019	(in years)
Property and equipment:
Land	$119	$119
Buildings and improvements	295	291	7	to	40
Equipment	792	776	3	to	20
	1,206	1,186
Accumulated depreciation	(475)	(461)
Total property and equipment, net	$731	$725

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

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Gain on disposal of fixed assets, net:
Proceeds from sale of assets	$(1)	$(2)
Proceeds from Repack	(6)	(12)
Net book value of assets disposed	1	2
Other	-	2
Total	$(6)	$(10)

Purchase of property and equipment:
Recurring purchases - operations	$21	$9
Repack	6	9
Total	$27	$18

Accounts Receivable and Allowance for Credit Losses. We record accounts receivable from sales and service transactions in our condensed consolidated balance sheets at amortized cost adjusted for any write-offs and net of allowance for credit losses. We are exposed to credit risk primarily through sales of broadcast and digital advertising with a variety of direct and agency-based advertising customers, retransmission consent agreements with multichannel video program distributors and program production sales and services.

Our allowance for credit losses is an estimate of expected losses over the remaining contractual life of our receivables based on an ongoing analysis of collectability, historical collection experience, current economic and industry conditions and reasonable and supportable forecasts. The allowance is calculated using a historical loss rate applied to the current aging analysis. We may also apply additional allowance when warranted by specific facts and circumstances. We generally write off account receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

We are closely monitoring the potential impact from the novel coronavirus and its related disease (collectively, “COVID-19”) pandemic on our business. The extent to which the COVID-19 pandemic impacts the collectability of our receivables will depend on numerous evolving factors. As such, we did not adjust our allowance for credit loss as of March 31, 2020. For further discussion of the potential impact of the COVID-19 pandemic see “The novel coronavirus disease and its related diseases (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

Three Months Ended
March 31, 2020
Beginning balance	$11
Provision for credit losses	1
Amounts written off	-
Amounts recovered from previous write-offs	-
Ending balance	$12

Recent Accounting Pronouncements. In January 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for us beginning in the first quarter of fiscal 2022, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2020-01 on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of Topic 740. ASU 2019-12 is effective for us beginning in the first quarter of fiscal 2022, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2019-12 on our consolidated financial statements.

Adoption of Accounting Standard. On January 1, 2020, we adopted the amendments in ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on a modified-retrospective basis with comparative periods reported in accordance with previous guidance. These amendments require the measurement of credit losses using historical experience, current conditions and reasonable and supportable forecasts. Prior to this adoption, our allowance for doubtful accounts was equal to a portion of our receivable balances that were 120 days old or older. We generally provided allowances for certain receivable balances that were less than 120 days old when warranted by specific facts and circumstances. The adoption of the amendments in ASU 2016-13 did not have a material effect on our financial statements.

In addition to the accounting standards described above, certain amounts in the condensed consolidated balance sheets have also been reclassified to conform to the current presentation.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $9 million of revenue in the three months ended March 31, 2020 that was included in the deposit liability balance as of December 31, 2019. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $10 million and $9 million as of March 31, 2020 and December 31, 2019, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended
	March 31,
	2020	2019
Market and service type:
Broadcast advertising:
Local	$199	$211
National	51	50
Political	36	3
Total advertising	286	264
Retransmission consent	213	204
Production companies	19	37
Other	16	13
Total revenue	$534	$518

Sales Channel:
Direct	$327	$333
Advertising agency intermediary	207	185
Total revenue	$534	$518

3.	Long-term Debt

As of March 31, 2020 and December 31, 2019, long-term debt consisted of obligations under our “2019 Senior Credit Facility,” our 5.125% senior notes due 2024 (the “2024 Notes”) and our 5.875% senior notes due 2026 (the “2026 Notes”) and our 7.0% senior notes due 2027 (the “2027 Notes”) as follows, in millions:

	March 31,	December 31,
	2020	2019
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2024 Notes	525	525
2026 Notes	700	700
2027 Notes	750	750
Total outstanding principal, including current portion	3,760	3,760
Unamortized deferred loan costs - 2019 Senior Credit Facility	(41)	(44)
Unamortized deferred loan costs - 2024 Notes	(5)	(5)
Unamortized deferred loan costs - 2026 Notes	(7)	(7)
Unamortized deferred loan costs - 2027 Notes	(11)	(11)
Unamortized premium - 2026 Notes	4	4
Long-term debt, less deferred financing costs	3,700	3,697
Less current portion	-	-
Long-term debt, less current portion and deferred financing costs	$3,700	$3,697

Borrowing availability under 2019 Revolving Credit Facility	$200	$200

As of March 31, 2020, the interest rate on the balance outstanding under the 2019 Term Loan was 4.0%. The 2019 Term Loan matures on January 2, 2026. As of March 31, 2020, the interest rate on the balance outstanding under the 2017 Term Loan was 3.8%. The 2017 Term Loan matures on February 7, 2024.

As of March 31, 2020, the aggregate minimum principal maturities of our long term debt for the remainder of 2020 and the succeeding five years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2024 Notes	2026 Notes	2027 Notes	Total
Remainder of 2020	$-	$-	$-	$-	$-
2021	-	-	-	-	-
2022	-	-	-	-	-
2023	-	-	-	-	-
2024	595	525	-	-	1,120
2025	-	-	-	-	-
Thereafter	1,190	-	700	750	2,640
Total	$1,785	$525	$700	$750	$3,760

As of March 31, 2020, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2024 Notes, the 2026 Notes and the 2027 Notes include covenants with which we must comply. As of March 31, 2020 and December 31, 2019, we were in compliance with all required covenants under all our debt obligations.

For all of our interest bearing obligations, we made interest payments of approximately $39 million and $41 million during the three-months ended March 31, 2020 and 2019, respectively. We did not capitalize any interest payments during the three-months ended March 31, 2020 or 2019.

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

Fair Value of Other Financial Instruments. The estimated fair value of other financial instruments is determined using market information and appropriate valuation methodologies. Interpreting market data to develop fair value estimates involves considerable judgment. The use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) acquisition-related liabilities and (viii) deferred revenue.

The carrying amount of our long-term debt was $3.7 billion and $3.7 billion, respectively, and the fair value was $3.6 billion and $3.9 billion, respectively, as of March 31, 2020 and December 31, 2019. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of March 31, 2020 and December 31, 2019, and as such is classified within Level 2 of the fair value hierarchy.

5.      Stockholders’ Equity

We are authorized to issue 245 million shares in total of all classes of stock consisting of 25 million shares of Class A common stock, 200 million shares of common stock, and 20 million shares of “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the three months ending March 31, 2020 and 2019, we did not declare or pay any common stock or Class A common stock dividends.

On January 2, 2019, we issued 11.5 million shares of our common stock at a price of $14.74 per share, the closing price for our common stock on the last trading day preceding the transaction, to certain former shareholders of Raycom as part of the total consideration paid for the Raycom Merger.

On November 5, 2019, our Board of Directors authorized the repurchase of up to $150 million of our outstanding common stock or our Class A common stock prior to December 31, 2022 (the “2019 Repurchase Authorization”). The 2019 Repurchase Authorization superseded all prior repurchase authorizations. The 2019 Repurchase Authorization also prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”).

On December 15, 2019, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10B-18 and 10b5-1 of the Securities Exchange Act of 1934. The purpose of the 2019 IRP is to facilitate the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. The number of shares and the timing of repurchases will depend on the market price of our common stock and certain other limits established in the 2019 IRP. During the three months ended March 31, 2020, we purchased 500,923 shares of our common stock at an average purchase price of $11.39 per share under the 2019 IRP, for a total cost of approximately $6 million. As of March 31, 2020, approximately $123 million was available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of March 31, 2020, we had reserved 5,262,386 shares and 1,336,440 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2019, we had reserved 6,130,944 shares and 1,503,254 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.      Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our income statement. During the three-months ended March 31, 2020, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2020, we expect to contribute $3 million to this plan.

During the three-months ended March 31, 2020, we contributed $4 million in matching cash contributions, and shares of our common stock valued at approximately $4 million for our 2019 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2019 and accrued as of December 31, 2019. During the remainder of 2020, we expect to contribute approximately $13 million of matching cash contributions to this plan.

7.      Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”); our 2007 Long-Term Incentive Plan, as amended (the “2007 Incentive Plan”); and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2020 and 2019, respectively (in millions).

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense, gross	$4	$2
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(1)
Stock-based compensation expense, net	$3	$1

All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP, the 2007 Incentive Plan and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the three-months ended March 31, 2020, we granted under the 2017 EICP:

●

83,407 shares of restricted Class A common stock with a grant date fair value per share of $19.87 to an employee, of which 27,802 shares will vest on each of January 31, 2021 and 2022 and 27,803 shares will vest on January 31, 2023;

●

83,407 shares of restricted Class A common stock with a grant date fair value per share of $19.87 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2023;

●

207,787 shares of restricted common stock with a grant date fair value per share of $21.69 to certain employees, of which 69,262 shares will vest on each of January 31, 2021 and 2022 and 69,263 shares will vest on January 31, 2023;

●

40,756 shares of restricted common stock with a grant date fair value per share of $21.69 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2023;

●

restricted stock units representing 90,184 shares of our common stock, to certain employees, of which 60,052 shares will vest on March 1, 2021; and 15,066 shares will vest on each of March 1, 2022 and 2023.

During the three-months ended March 31, 2019, we granted under the 2017 EICP:

●

99,905 shares of restricted Class A common stock with a grant date fair value per share of $15.36 to an employee, of which 33,302 shares vested on January 31, 2020; 33,302 shares will vest on January 31, 2021 and 33,301 shares will vest on January 31, 2022;

●

99,905 shares of restricted Class A common stock with a grant date fair value per share of $15.36 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022;

●	340,993 shares of restricted common stock with a grant date fair value per share of $14.85 to certain employees that will vest on January 2, 2021;

●

277,048 shares of restricted common stock with a grant date fair value of $16.55 to certain employees, of which 92,349 shares vested on January 31, 2020; 92,349 shares will vest on January 31, 2021 and 92,350 shares will vest on January 31, 2022;

●

48,338 shares of restricted common stock with a grant date fair value per share of $16.55 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022; and

●	11,223 shares of restricted common stock with a grant date fair value per share of $17.83 to an employee that vested on February 15, 2020.

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2020 and 2019, respectively, is as follows:

	Three Months Ended March 31,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	977,547	$15.45	578,894	$13.14
Granted (1)	248,543	21.69	677,602	15.72
Forfeited	(85,630)	15.53	-	-
Vested	(260,004)	14.20	(279,170)	13.25
Outstanding - end of period	880,456	$17.57	977,326	$14.89

Restricted Class A common stock:
Outstanding - beginning of period	449,284	$13.55	407,786	$11.82
Granted (1)	166,814	19.87	199,810	15.36
Vested	(136,056)	12.32	(158,312)	11.38
Outstanding - end of period	480,042	$16.10	449,284	$13.55

Restricted stock units - common stock:
Outstanding - beginning of period	398,000	$18.21	-	$-
Granted	90,184	18.92	-	-
Vested	-	-	-	-
Outstanding - end of period	488,184	$18.34	-	$-

(1)         For awards subject to future performance conditions, amounts assume target performance.

At December 31, 2019, we had 274,746 options to acquire our common stock outstanding at an exercise price of $1.99 per share, all of which were vested and exercisable. During the first quarter of 2020, all of the outstanding options were exercised. The aggregate intrinsic value of the exercised options was approximately $3 million. As of March 31, 2020, we did not have any options outstanding for our common stock or Class A common stock.

8.      Leases

We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use (“ROU”) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components separately with only the lease component included in the calculation of the right of use asset and lease liability.

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of March 31, 2020, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2020.

As of March 31, 2020, the weighted average remaining term of our operating leases was 11 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.75%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three months ended (in millions):

	Three Months Ended March 31,
	2020	2019
Lease expense
Operating lease expense	$3	$3
Short-term lease expense	1	1
Total lease expense	$4	$4

The maturities of operating lease liabilities as of March 31, 2020, for the remainder of 2020 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2020	$8
2021	10
2022	10
2023	8
2024	8
Thereafter	47
Total lease payments	$91
Less: Imputed interest	(28)
Present value of lease liabilities	$63

9.      Commitments and Contingencies

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

10.     Goodwill and Intangible Assets

As of March 31, 2020 and December 31, 2019, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2020			As of December 31, 2019
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,627	$(54)	$3,573	$3,627	$(54)	$3,573
Goodwill	1,446	-	1,446	1,446	-	1,446
	$5,073	$(54)	$5,019	$5,073	$(54)	$5,019

Intangible assets subject to amortization:
Network affiliation agreements	$56	$(20)	$36	$56	$(17)	$39
Other finite-lived intangible assets	615	(217)	398	615	(194)	421
	$671	$(237)	$434	$671	$(211)	$460

Total intangibles	$5,744	$(291)	$5,453	$5,744	$(265)	$5,479

Amortization expense for the three-months ended March 31, 2020 and 2019 was $26 million and $29 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2020 will be approximately $77 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2021, $98 million; 2022, $94 million; 2023, $88 million; 2024, $24 million; and 2025, $15 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses. Our intangible assets are primarily comprised of broadcast licenses. We perform impairment testing of our indefinite-lived intangible assets annually as of December 31 each year and on an interim basis if events or circumstances indicate that such assets may be impaired. During the three-months ended March 31, 2020, COVID-19 and measures to prevent its spread began to affect our businesses in a number of ways. We have experienced a disruption in creation of content that we broadcast on our television stations and of events and programs we produce at our production companies, including the cancellation of certain sports events and the shutting down of production of certain television content. The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be effected by various factors, including the length of time that such disruptions continue which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response to the pandemic. Our businesses could also be impacted should the disruptions from COVID-19 lead to changes in advertising customers and consumer behavior. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term. As of the date of this report, we concluded that the uncertainties surrounding this event are a triggering event that requires us to evaluate whether or not it is more likely than not that the value of our goodwill and other intangible assets are impaired. Based upon our analysis of both qualitative and quantitative factors, we have concluded that such assets are not impaired as of the date of this report. We will continue to evaluate both the subjective and objective criteria that may cause us to re-evaluate this conclusion in the future.

11.    Income Taxes

For the three-months ended March 31, 2020 and 2019, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Income tax expense	$18	$3
Effective income tax rate	25%	(20)%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the three-months ended March 31, 2020, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 25% as follows: state income taxes added 5%; permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 1%; stock option exercises and restricted stock vesting resulted in a decrease of 2%. For the three-months ended March 31, 2019, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of (20)% as follows: state income taxes added 6%, permanent differences between our U.S. GAAP income and taxable income related to (a) restricted stock vesting that resulted in an increase of 6%, and (b) the divestiture of component 2 goodwill that resulted in a decrease of 53%.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of these provisions of the CARES Act.

12.    Segment information

The Company operates in two business segments: broadcasting and production companies. The broadcasting segment operates television stations located across 93 local markets in the U.S. The production companies segment includes the production of television content. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning the Company’s operating segments (in millions):

		Production
As of and for the three months ended March 31, 2020:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$515	$19	$-	$534
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	335	19	15	369
Depreciation and amortization	43	3	1	47
Gain on disposal of assets, net	(6)	-	-	(6)
Operating expenses	372	22	16	410
Operating income (loss)	$143	$(3)	$(16)	$124

Interest expense	$-	$-	$52	$52
Capital expenditures (excluding business combinations)	$27	$-	$-	$27
Goodwill	$1,405	$41	$-	$1,446
Total Assets	$6,457	$133	$438	$7,028

For the three months ended March 31, 2019:

Revenue (less agency commissions)	$481	$37	$-	$518
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	356	35	48	439
Depreciation and amortization	45	3	1	49
Gain on disposal of assets, net	(9)	-	(1)	(10)
Operating expenses	392	38	48	478
Operating income (loss)	$89	$(1)	$(48)	$40

Interest expense	$-	$-	$58	$58
Capital expenditures (excluding business combinations)	$15	$-	$3	$18

As of December 31, 2019:

Goodwill	$1,405	$41	$-	$1,446
Total Assets	$6,530	$153	$289	$6,972

13.     Subsequent Event

During April 2020 we repurchased 404,913 shares of our common stock at an average purchase price of $10.57 per share under the 2019 IRP, for a total cost of approximately $4 million, after which the 2019 IRP terminated. In November 2019, our Board of Directors authorized the 2019 Repurchase Authorization. Currently, approximately $119 million remains available under the 2019 Repurchase Authorization to repurchase shares of our common stock and/or Class A common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC.

Business Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television stations and digital assets in the U.S. We currently own and/or operate television stations and leading digital properties in 93 television markets that collectively reach approximately 24% of U.S. television households. During calendar year 2019, our stations were ranked first in 68 markets, and first and/or second in 86 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Impact of COVID-19 and Related Government Restrictions on our Markets and Operations. The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. We have experienced a disruption in creation of content that we broadcast on our television stations and of events and programs we produce at our production companies, including the cancellation of certain sports events and the shutting down of production of certain television content. The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that might be imposed in response to the pandemic, its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides. The COVID-19 impact on the capital markets could impact our cost of borrowing.

We have been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these recent challenges presented by the COVID-19 global pandemic through protecting the safety of our employees, seeking to maintain revenues, reduce expenses and delay capital expenditures. There are certain limitations on our ability to mitigate the adverse financial impact of the pandemic, including the high fixed-cost nature of our businesses. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term, and consequently the broader impact that COVID-19 could have on our business, financial condition and results of operations. See “The novel coronavirus disease and its related diseases (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Since March, most of our employees have been working from home, with only certain essential employees working on site. For employees working on site, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those sites and undertaken other actions to make these sites safer. We have also substantially reduced employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.

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

●

Local and national advertising revenue on our NBC-affiliated stations increases in certain periods in even numbered years as a result of their broadcasts of the Olympic Games, which to some extent reduces the revenues earned by non-NBC-affiliated stations during those periods (note that the 2020 Olympic Games have been postponed until 2021); and

●

Because our stations and markets are not evenly divided among the Big Four broadcast networks, our local and national advertising revenue can fluctuate between years related to which network broadcasts the Super Bowl.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During the three-months ended March 31, 2020 and 2019, we derived approximately 23% and 25%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended March 31,
	2020		2019
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$199	37.3%	$211	40.7%
National	51	9.6%	50	9.7%
Political	36	6.7%	3	0.6%
Retransmission consent	213	39.9%	204	39.4%
Production companies	19	3.6%	37	7.1%
Other	16	2.9%	13	2.5%
Total	$534	100.0%	$518	100.0%

Results of Operations

Three-Months Ended March 31, 2020 (“the 2020 three-month period”) Compared to Three-Months Ended March 31, 2019 (“the 2019 three-month period”)

Revenue. Total revenue increased $16 million, or 3%, to $534 million in the 2020 three-month period. Total revenue increased primarily due to political advertising revenue that increased by $33 million, resulting primarily from 2020 being the “on-year” of the two-year election cycle. Retransmission consent revenue increased by $9 million. Combined, local and national revenue decreased by $11 million in the 2020 three-month period and production company revenue decreased by $18 million. We attribute these decreases primarily to the effects of the COVID-19 pandemic which has affected our customers and our sports and event programming. Local and national revenue from the broadcast of the 2020 Super Bowl on our FOX-affiliated stations was approximately $3 million, compared to $5 million that we earned from the broadcast of the 2019 Super Bowl on our CBS-affiliated stations.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased $21 million, or 6%, to $335 million in the 2020 three-month period. Payroll and related broadcast operating expenses decreased by approximately $10 million in the 2020 three-month period. Non-payroll broadcast operating expenses decreased by approximately $11 million. Each of these decreases were the result of transaction related expenses incurred in 2019 that did not re-occur in the current year. Retransmission expense increased by $18 million in the 2020 three-month period consistent with the increased retransmission consent revenue and with increases in rates, effective in the new year.

Production Company Expenses. Production company operating expenses were approximately $19 million in the 2020 three-month period, a decrease of $16 million compared to the 2019 three-month period. Production company compensation expenses decreased by approximately $2 million in the 2020 three-month period to $5 million, compared to $7 million in the 2019 three-month period. Non-compensation expenses decreased by $14 million in the 2020 three-month period to $14 million, compared to $28 million in the 2019 three-month period.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased $33 million, or 69%, to $15 million in the 2020 three-month period. These decreases were the result of transaction related expenses incurred in 2019 that did not re-occur in the current year.

Depreciation. Depreciation of property and equipment totaled $21 million and $20 million for the 2020 three-month period and the 2019 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets totaled $26 million and $29 million for the 2020 three-month period and the 2019 three-month period, respectively. Amortization expense decreased primarily due to finite-lived intangible assets becoming fully amortized.

Interest Expense. Interest expense decreased $6 million to $52 million for the 2020 three-month period compared to $58 million in the 2019 three-month period. This decrease was attributable to $200 million of pre-payments of our 2019 Term Loan in 2019, and reductions of approximately 1% in the average interest rates on our 2019 Term Loan and 2017 Term loan. Our average outstanding debt balance was $3.8 billion and $4.0 billion during the 2020 and 2019 three-month periods, respectively.

Income tax expense. During the 2020 three-month period, we recognized income tax expense of $18 million. During the 2019 three-month period, we recognized income tax expense of $3 million that is the net result of a $5 million income tax benefit for the period, but that is offset by $8 million of income tax expense related to discrete items. For the 2020 three-month period and the 2019 three-month period, our effective income tax rate was 25% and (20)%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2020 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate of 25% as follows: state income taxes added 5%; permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 1%; stock options exercises and restricted stock vesting resulted in a decrease of 2%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$131	$24
Net cash used in investing activities	(24)	(2,562)
Net cash (used in) provided by financing activities	(23)	1,344
Net (decrease) increase in cash	$84	$(1,194)

	As of
	March 31,	December 31,
	2020	2019
Cash	$296	$212
Long-term debt, less deferred financing costs	$3,700	$3,697
Borrowing availability under the Revolving Credit Facility	$200	$200
Series A Perpetual Preferred Stock	$650	$650

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $131 million in the 2020 three-month period compared to net cash provided by operating activities of $24 million in the 2019 three-month period. The increase of $107 million was primarily the result of an increased net income of $71 million and $13 million net increase in non-cash expenses, primarily depreciation of fixed assets and amortization of definite-lived intangible assets. Approximately $23 million of cash was provided by changes in net working capital.

Net cash used in investing activities was $24 million in the 2020 three-month period compared to $2.6 billion in the 2019 three-month period. The decrease in the amount used was largely due to the acquisition and divestiture activities in the 2019 three-month period, that did not re-occur in the 2020 three-month period.

Net cash used in financing activities was approximately $23 million in the 2020 three-month period compared to net cash provided by financing activities of $1.3 billion in the 2019 three-month period. We used approximately $13 million of cash to pay dividends to holders of our preferred stock and approximately $6 million to repurchase shares of our common stock on the open market in the 2020 three-month period. Cash provided by financing activities in the 2019 three-month period was primarily due to the borrowings under our 2019 Term Loan to finance our acquisition activities in the 2019 three-month period.

Liquidity. We estimate that we will make approximately $192 million in debt interest payments over the twelve months immediately following March 31, 2020.

Although our cash flows from operations are subject to a number of risks and uncertainties, including the recent COVID-19 pandemic and related economic effects, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the 2017 Term Loan under the 2019 Senior Credit Facility.

Capital Expenditures. In April 2017, the Federal Communications Commission (“FCC”) began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2020 and 2019 three-month periods were $27 million and $18 million, respectively. Excluding Repack, our capital expenditures were $21 million and $9 million for the 2020 and 2019 three-month periods, respectively. Our capitalized Repack costs and associated reimbursements for 2020 and 2019 three-month periods were $6 million and $9 million, respectively. As of March 31, 2020, the amount requested from the FCC for Repack, but not yet received, was approximately $8 million. Excluding Repack, but including Repack related expenditures, we expect that our capital expenditures will range between approximately $60 million to $80 million during 2020. In addition, capital expenditures for Repack during 2020 are expected to range between approximately $17 million and $22 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2020 three-month period, we did not make any material tax payments. During the remainder of 2020, we anticipate making income tax payments (net of refunds) of approximately $65 million.

During the 2020 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2020, we expect to contribute $3 million to this pension plan.

Off-Balance Sheet Arrangements. There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2019 Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2019 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general, our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2019 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2020 has not materially changed since December 31, 2019. Our market risk profile on December 31, 2019 is disclosed in our 2019 Form 10-K.

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

During the three-month period ended March 31, 2020, the effects of the COVID-19 pandemic have caused us to implement changes in our working environment and possibly our internal controls over financial reporting. We are evaluating the impact of these disruptions and are evaluating the impact on our controls.

PART II.   OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

The novel coronavirus disease and its related diseases (COVID-19) global pandemic has had and is expected to continue to have an adverse impact on our business.

The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic to have a material adverse impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that might be imposed in response to the pandemic, its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.

As a result of the COVID-19 global pandemic, we have experienced a disruption in creation of content that we broadcast on our television stations and of events and programs we produce at our production companies, including the cancellation of certain sports events and the shutting down of production of certain television content.

Consumer spending and changes in advertising generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 global pandemic. This may negatively impact revenues. In addition, disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.

The extent of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic and the resulting effects on local, national and global economies. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or its overall impact on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The effects of COVID-19 may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. Any of these events could exacerbate the other risks and uncertainties described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

The following table summarizes repurchases of our common stock in the three-months ended March 31, 2020, all of which were pursuant to the 2019 Repurchase Authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2020 through January 31, 2020:	-	$-	-	$129,002,327

February 1, 2020 through February 29, 2020	-	$-	-	$129,002,327

March 1, 2020 through March 31, 2020	500,923	$11.39	500,923	$123,294,668

Total	500,923	$11.39	500,923

(1)	All shares purchased were shares of common stock.
(2)	Amount excludes standard brokerage commissions.
(3)	The amounts presented at each respective month-end include the remaining dollar value available to purchase common stock and/or our Class A common stock under the 2019 Repurchase Authorization.

During April 2020, we repurchased 404,913 shares of our common stock at an average purchase price of $10.57 per share under the 2019 IRP, for a total cost of approximately $4 million and then terminated the 2019 IRP. As of the date of this report approximately $119 million remains available under 2019 Repurchase Authorization to repurchase shares of our common stock and/or Class A common stock.

Item 6.   Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2020 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC

Date: May 7, 2020	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer