Form 10-Q
period 2020-06-30
GRAY TELEVISION INC
filed 2020-08-06
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                        Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
89,740,619 shares outstanding as of July 31, 2020	7,048,006 shares outstanding as of July 31, 2020

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash	$379	$212
Accounts receivable trade, less allowance for credit losses of $15 and $11, respectively	354	411
Current portion of program broadcast rights, net	8	25
Prepaid and other current assets	18	24
Total current assets	759	672

Property and equipment, net	732	725
Operating leases right of use asset	59	50
Broadcast licenses	3,574	3,573
Goodwill	1,446	1,446
Other intangible assets, net	408	460
Investments in broadcasting and technology companies	49	31
Other	13	15
Total assets	$7,040	$6,972

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	June 30,	December 31,
	2020	2019
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$86	$11
Employee compensation and benefits	55	67
Accrued interest	35	37
Accrued network programming fees	37	30
Other accrued expenses	22	32
Federal and state income taxes	23	13
Current portion of program broadcast obligations	9	28
Deferred revenue	10	9
Dividends payable	13	13
Current portion of operating lease liabilities	7	6
Total current liabilities	297	246

Long-term debt, less current portion and deferred financing costs	3,703	3,697
Program broadcast obligations, less current portion	6	7
Deferred income taxes	824	810
Accrued pension costs	37	38
Operating lease liabilities, less current portion	54	45
Other	11	15
Total liabilities	4,932	4,858

Commitments and contingencies (Note 9)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date, ($650 aggregate liquidation value at each date)	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 103,068,640 shares and 101,746,860 shares, respectively, and outstanding 89,740,619 shares and 92,658,362 shares, respectively	1,104	1,093
Class A common stock, no par value; authorized 25,000,000 shares, issued 8,935,773 shares and 8,768,959 shares, respectively, and outstanding 7,048,006 shares and 6,881,192 shares, respectively	31	31
Retained earnings	542	504
Accumulated other comprehensive loss, net of income tax benefit	(31)	(31)
	1,646	1,597
Treasury stock at cost, common stock, 13,328,021 shares and 9,088,498 shares, respectively	(162)	(107)
Treasury stock at cost, Class A common stock, 1,887,767 shares and 1,887,767 shares, respectively	(26)	(26)
Total stockholders’ equity	1,458	1,464
Total liabilities and stockholders’ equity	$7,040	$6,972

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue (less agency commissions)
Broadcasting	$449	$499	$964	$980
Production companies	2	9	21	46
Total revenue (less agency commissions)	451	508	985	1,026
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcast	324	314	659	670
Production companies	5	9	24	44
Corporate and administrative	17	21	32	69
Depreciation	21	20	42	40
Amortization of intangible assets	26	28	52	57
Gain on disposals of assets, net	(7)	(3)	(13)	(13)
Operating expenses	386	389	796	867
Operating income	65	119	189	159
Other income (expense):
Miscellaneous (expense) income, net	(2)	1	(3)	4
Interest expense	(46)	(58)	(98)	(116)
Income before income taxes	17	62	88	47
Income tax expense	6	18	24	21
Net income	11	44	64	26
Preferred stock dividends	13	13	26	26
Net (loss) income attributable to common stockholders	$(2)	$31	$38	$-

Basic per common share information:
Net (loss) income attributable to common stockholders	$(0.02)	$0.31	$0.39	$-
Weighted-average shares outstanding	97	100	98	100

Diluted per common share information:
Net (loss) income attributable to common stockholders	$(0.02)	$0.31	$0.39	$-
Weighted-average shares outstanding	97	101	98	100

Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2018	8,569,149	$27	89,298,943	$907	$372	(1,840,114)	$(26)	(7,276,443)	$(72)	$(21)	$1,187

Net loss	-	-	-	-	(18)	-	-	-	-	-	(18)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
Acquisitions of television businesses and licenses	-	-	11,499,945	170	-	-	-	-	-	-	170
401(k) Plan	-	-	196,509	4	-	-	-	-	-	-	4
2017 Equity and Incentive Compensation Plan -
Restricted stock awards	199,810	-	677,602	-	-	(47,653)	-	(123,167)	(3)	-	(3)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Adoption of ASU 2018-02	-	-	-	-	2	-	-	-	-	(2)	-

Balance at March 31, 2019	8,768,959	$27	101,672,999	$1,083	$343	(1,887,767)	$(26)	(7,399,610)	$(75)	$(23)	$1,329

Net income	-	-	-	-	44	-	-	-	-	-	44

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan -
Restricted stock awards	-	-	41,181	-	-	-	-	(29,204)	-	-	-

Stock-based compensation	-	-	-	3	-	-	-	-	-	-	3

Adoption of ASU 2018-02	-	-	-	-	3	-	-	-	-	(3)	-

Balance at June 30, 2019	8,768,959	$27	101,714,180	$1,086	$377	(1,887,767)	$(26)	(7,428,814)	$(75)	$(26)	$1,363

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	$1,464

Net income	-	-	-	-	53	-	-	-	-	-	53

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
401(k) Plan	-	-	430,899	4	-	-	-	-	-	-	4
2007 Long Term Incentive Plan - stock options exercised	-	-	274,746	-	-	-	-	(154,935)	(2)	-	(2)
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	166,814	-	248,543	-	-	-	-	(118,550)	(2)	-	(2)
Forfeiture of restricted stock awards	-	-	(85,630)	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(500,923)	(6)	-	(6)

Stock-based compensation	-	-	-	4	-	-	-	-	-	-	4

Balance at March 31, 2020	8,935,773	$31	102,615,418	$1,101	$544	(1,887,767)	$(26)	(9,862,906)	$(117)	$(31)	$1,502

Net income	-	-	-	-	11	-	-	-	-	-	11

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	78,722	-	-	-	-	(17,296)	-	-	-
Vesting of restricted stock units	-	-	374,500	-	-	-	-	(112,564)	(2)	-	(2)

Repurchase of common stock	-	-	-	-	-	-	-	(3,335,255)	(43)	-	(43)

Stock-based compensation	-	-	-	3	-	-	-	-	-	-	3

Balance at June 30, 2020	8,935,773	$31	103,068,640	$1,104	$542	(1,887,767)	$(26)	(13,328,021)	$(162)	$(31)	$1,458

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income	$64	$26
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	40
Amortization of intangible assets	52	57
Amortization of deferred loan costs	6	6
Amortization of restricted stock and stock option awards	7	5
Amortization of program broadcast rights	19	20
Payments on program broadcast obligations	(20)	(24)
Common stock contributed to 401(k)	5	4
Deferred income taxes	13	12
Gain on disposals of assets, net	(13)	(13)
Other	2	(7)
Changes in operating assets and liabilities:
Accounts receivable	57	41
Other current assets	6	(15)
Accounts payable	75	-
Employee compensation, benefits and pension cost	(12)	(14)
Accrued network fees and other expenses	(5)	(42)
Accrued interest	(2)	4
Income taxes payable	10	1
Deferred revenue	1	4
Net cash provided by operating activities	307	105

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(1)	(2,789)
Proceeds from sale of television station	-	231
Purchases of property and equipment	(51)	(44)
Proceeds from asset sales	1	3
Proceeds from FCC Repack (Note 1)	14	17
Acquisition prepayments	-	(14)
Other	(22)	(3)
Net cash used in investing activities	(59)	(2,599)

Financing activities
Proceeds from borrowings on long-term debt	-	1,400
Repayments of borrowings on long-term debt	-	(7)
Payments for the repurchase of common stock	(49)	-
Payment of preferred stock dividends	(26)	(13)
Deferred and other loan costs	-	(50)
Payments for taxes related to net share settlement of equity awards	(6)	(4)
Net cash (used in) provided by financing activities	(81)	1,326
Net increase (decrease) in cash	167	(1,168)
Cash and restricted cash at beginning of period	212	1,419
Cash at end of period	$379	$251

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2019, which was derived from the Company’s audited financial statements as of December 31, 2019, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the periods ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Our financial condition as of, and operating results for the three and six-months ended June 30, 2020, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2020.

Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television (“television” or “TV”) stations and digital assets in the United States. Gray currently owns and/or operates television stations and leading digital properties in 94 television markets that collectively reach approximately 24% of U.S. television households. Over calendar year 2019, Gray’s stations were ranked first in 69 markets, and first and/or second in 87 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The business and economic uncertainty resulting from the novel coronavirus and its related disease (collectively, “COVID-19”) has made such estimates and assumptions more difficult to calculate. Our actual results could differ materially from these estimated amounts. Our most significant estimates are our allowance for credit losses in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. Each of these equity investments do not have readily determinable fair values. We have applied the measurement alternative as defined in ASC Subtopic 825-10 – Financial Instruments - Overall. These investments are reported together as a non-current asset on our balance sheets.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2020 and 2019, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Weighted-average shares outstanding-basic	97	100	98	100
Common stock equivalents for stock options and restricted shares	-	1	-	-
Weighted-average shares outstanding-diluted	97	101	98	100

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of June 30, 2020 and December 31, 2019, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the six-month period ended June 30, 2020 consisted of net income. Our comprehensive loss for the six-month period ended June 30, 2019 consisted of net income and an adjustment to the tax effect of our pension liability as a result of our adoption of Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As of June 30, 2020 and December 31, 2019 the balances were as follows (in millions):

	June 30,	December 31,
	2020	2019

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(42)	$(42)
Income tax benefit	(11)	(11)
Accumulated other comprehensive loss	$(31)	$(31)

Property and Equipment. Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	June 30,	December 31,	Useful Lives
	2020	2019	(in years)
Property and equipment:
Land	$119	$119
Buildings and improvements	303	291	7	to	40
Equipment	795	776	3	to	20
	1,217	1,186
Accumulated depreciation	(485)	(461)
Total property and equipment, net	$732	$725

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750 million may be made available to reimburse the Repack costs of full power, Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. Forty-seven of our current full power stations and thirty-seven of our current low power stations are affected by the Repack. The Repack process began in the summer of 2017 and we expect that it will conclude for nearly all of our stations by the fall of 2020. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gain (loss) on disposal of assets, net:
Proceeds from sale of assets	$-	$1	$1	$3
Proceeds from FCC - Repack	8	5	14	17
Net book value of assets disposed	(1)	(2)	(2)	(4)
Other	-	(1)	-	(3)
Total	$7	$3	$13	$13

Purchase of property and equipment:
Recurring purchases - operations			$37	$14
Repack			14	30
Total			$51	$44

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

We are closely monitoring the potential impact from COVID-19 on our business. The extent to which the COVID-19 pandemic impacts the collectability of our receivables will depend on numerous evolving factors. As such, we did not adjust our allowance for credit loss as of June 30, 2020. For further discussion of the potential impact of the COVID-19 pandemic see “Impact of COVID-19 and Related Government Restrictions on our Markets and Operations.” and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

The following table provides a rollforward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

Six Months Ended
June 30, 2020
Beginning balance	$11
Provision for credit losses	5
Amounts written off	(1)
Amounts recovered from previous write-offs	-
Ending balance	$15

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $9 million of revenue in the six months ended June 30, 2020 that was included in the deposit liability balance as of December 31, 2019. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $8 million and $9 million as of June 30, 2020 and December 31, 2019, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Market and service type:
Advertising:
Local (including internet/digital/mobile)	$162	$226	$361	$437
National	36	56	87	106
Political	21	5	57	8
Total advertising	219	287	505	551
Retransmission consent	220	201	433	405
Production companies	2	9	21	46
Other	10	11	26	24
Total revenue	$451	$508	$985	$1,026

Sales channel:
Direct	$306	$307	$633	$640
Advertising agency intermediary	145	201	352	386
Total revenue	$451	$508	$985	$1,026

3.	Long-term Debt

As of June 30, 2020 and December 31, 2019, long-term debt consisted of obligations under our senior credit facility (the “2019 Senior Credit Facility”), our 5.125% senior notes due 2024 (the “2024 Notes”), our 5.875% senior notes due 2026 (the “2026 Notes”) and our 7.0% senior notes due 2027 (the “2027 Notes”) as follows, in millions:

	June 30,	December 31,
	2020	2019
Long-term debt :
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2024 Notes	525	525
2026 Notes	700	700
2027 Notes	750	750
Total outstanding principal, including current portion	3,760	3,760
Unamortized deferred loan costs - 2019 Term Loan	(39)	(44)
Unamortized deferred loan costs - 2024 Notes	(4)	(5)
Unamortized deferred loan costs - 2026 Notes	(7)	(7)
Unamortized deferred loan costs - 2027 Notes	(11)	(11)
Unamortized premium - 2026 Notes	4	4
Long-term debt, less deferred financing costs	3,703	3,697
Less current portion	-	-
Long-term debt, less current portion and deferred financing costs	$3,703	$3,697

Borrowing availability under Revolving Credit Facility	$200	$200

As of June 30, 2020, the interest rate on the balance outstanding under the 2019 Term Loan was 2.7%. The 2019 Term Loan matures on January 2, 2026. As of June 30, 2020, the interest rate on the balance outstanding under the 2017 Term Loan was 2.4%. The 2017 Term Loan matures on February 7, 2024.

As of June 30, 2020, the aggregate minimum principal maturities of our long term debt for the remainder of 2020 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2024 Notes	2026 Notes	2027 Notes	Total
Remainder of 2020	$-	$-	$-	$-	$-
2021	-	-	-	-	-
2022	-	-	-	-	-
2023	-	-	-	-	-
2024	595	525	-	-	1,120
2025	-	-	-	-	-
Thereafter	1,190	-	700	750	2,640
Total	$1,785	$525	$700	$750	$3,760

As of June 30, 2020, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2024 Notes, the 2026 Notes and the 2027 Notes include covenants with which we must comply. As of June 30, 2020 and December 31, 2019, we were in compliance with all required covenants under all our debt obligations.

For all of our interest bearing obligations, we made interest payments of approximately $95 million and $105 million during the six-months ended June 30, 2020 and 2019, respectively. We did not capitalize any interest payments during the six-months ended June 30, 2020 and 2019.

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

The carrying amount of our long-term debt was $3.7 billion at each of June 30, 2020 and December 31, 2019. The fair value was $3.7 billion and $3.9 billion as of June 30, 2020 and December 31, 2019, respectively. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of June 30, 2020 and December 31, 2019 and as such is classified within Level 2 of the fair value hierarchy.

5.	Stockholders’ Equity

We are authorized to issue 245 million shares in total of all classes of stock consisting of 25 million shares of Class A common stock, 200 million shares of common stock, and 20 million shares of “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the six-months ending June 30, 2020 and 2019, we did not declare or pay any common stock or Class A common stock dividends.

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

On December 15, 2019, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934. The purpose of the 2019 IRP is to facilitate the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During 2020, we purchased 905,836 shares of our common stock at an average purchase price of $11.02 per share, excluding commissions, under the 2019 IRP, for a total cost of approximately $10 million, after which the 2019 IRP was terminated early in the second quarter of 2020.

Subsequent to the termination of the 2019 IRP we repurchased an additional 2,930,342 shares of our common stock, for a total cost of approximately $39 million at an average purchase price of $13.33 per share, excluding commissions. As of June 30, 2020, approximately $80 million was available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or Class A common stock. As of June 30, 2020, we had reserved 4,809,164 shares and 1,336,440 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our income statement. During the six-months ended June 30, 2020, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2020, we expect to contribute $3 million to this plan.

During the three and six-month periods ended June 30, 2020, we contributed $3 million and $6 million, respectively, in matching cash contributions to the 401(k) plan. In addition, during the three months ended March 31, 2020, we issued 430,899 shares of our common stock valued at approximately $4 million to fund our 2019 discretionary profit-sharing contribution. The 2019 discretionary profit-sharing contribution was recorded as an expense in 2019 and accrued as of December 31, 2019. During the remainder of 2020, we estimate that our matching cash contributions will be approximately $7 million to this plan, excluding discretionary profit-sharing contributions.

7.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2020 and 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation expense, gross	$3	$2	$7	$5
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(1)	(2)	(1)
Stock-based compensation expense, net	$2	$1	$5	$4

All shares of common stock and Class A common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the six-months ended June 30, 2020, we granted under the 2017 EICP:

●	78,722 shares of restricted common stock with a grant date fair value of $11.56 to our non-employee directors that will vest on April 30, 2021;

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

●

Restricted stock units representing 90,184 shares of our common stock, to certain employees, of which 60,052 shares will vest on March 1, 2021; and 15,066 shares will vest on each of March 1, 2022 and 2023; and

●	Restricted stock units representing 3,000 shares of our common stock to an employee, which vested on June 1, 2020.

During the six-months ended June 30, 2019, we granted under the 2017 EICP:

●

99,905 shares of restricted Class A common stock with a grant date fair value per share of $15.36 to an employee, of which 33,302 shares that vested on January 31, 2020, and 33,302 shares that will vest on January 31, 2021 and 33,301 shares that will vest on January 31, 2022;

●

99,905 shares of restricted Class A common stock with a grant date fair value per share of $15.36 to an employee, subject to the achievement of certain performance measures, that will vest on January 31, 2022;

●	340,993 shares of restricted common stock with a grant date fair value per share of $14.85 to certain employees that will vest on January 2, 2021;

●

277,048 shares of restricted common stock with a grant date fair value of $16.55 to certain employees, of which 92,349 shares that vested on January 31, 2020, and 92,349 shares that will vest on January 31, 2021, and 92,350 shares will vest on January 31, 2022;

●

48,338 shares of restricted common stock with a grant date fair value per share of $16.55 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022;

●	11,223 shares of restricted common stock with a grant date fair value per share of $17.83 to an employee that vested on February 15, 2020;

●	41,181 shares of restricted common stock with a grant date fair value of $22.10 to our non-employee directors that vested on April 30, 2020; and

●	Restricted stock units representing 398,000 shares of our common stock with a grant date fair value of $18.21 that vested on June 1, 2020.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2020 and 2019, respectively, is as follows:

	Six Months Ended
	June 30, 2020		June 30, 2019
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	977,547	$15.45	578,894	$13.14
Granted (1)	327,265	$19.25	718,783	$16.08
Vested	(301,185)	$15.28	(352,810)	$12.98
Forfeited	(85,630)	$15.53	-	$0.00
Outstanding - end of period (1)	917,997	$16.86	944,867	$15.44

Restricted stock - Class A common:
Outstanding - beginning of period (1)	449,284	$13.55	407,786	$11.82
Granted (1)	166,814	$19.87	199,810	$15.36
Vested	(136,056)	$12.32	(158,312)	$11.38
Outstanding - end of period (1)	480,042	$16.10	449,284	$13.55

Restricted stock units - common stock:
Outstanding - beginning of period	398,000	$18.21	-	$0.00
Granted	93,184	$18.77	398,000	$18.21
Vested	(374,500)	$18.18	-	$0.00
Forfeited	(26,500)	$18.21	-	$0.00
Outstanding - end of period	90,184	$18.92	398,000	$18.21

(1)    For awards subject to future performance conditions, amounts assume target performance.

At December 31, 2019, we had 274,746 options to acquire our common stock outstanding at an exercise price of $1.99 per share, all of which were vested and exercisable, and no options outstanding to acquire our Class A common stock. During the first quarter of 2020, all of the outstanding options were exercised. The aggregate intrinsic value of the exercised options was approximately $3 million at the date they were exercised. As of June 30, 2020, we did not have any options outstanding for our common stock or Class A common stock.

8.	Leases

We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use (“ROU”) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components separately with only the lease component included in the calculation of the right-of-use asset and lease liability.

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of June 30, 2020, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six-months ended June 30, 2020.

As of June 30, 2020, the weighted-average remaining term of our operating leases was approximately 11 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.76%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and six-months ended June 30, 2020 and 2019, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease expense
Operating lease expense	$3	$3	$6	$6
Short-term lease expense	-	-	1	1
Total lease expense	$3	$3	$7	$7

The maturities of operating lease liabilities as of June 30, 2020, for the remainder of 2020 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2020	$5
2021	10
2022	10
2023	8
2024	8
Thereafter	47
Total lease payments	88
Less: Imputed interest	(27)
Present value of lease liabilities	$61

9.	Commitments and Contingencies

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

During the six-months ended June 30, 2020, we acquired FCC licenses to improve and extend the operations of our television stations. A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-months ended June 30, 2020 is as follows (in millions):

	Net Balance at				Net Balance at
	December 31,				June 30,
	2019	Additions	Impairments	Amortization	2020

Goodwill	$1,446	$-	$-	$-	$1,446
Broadcast licenses	3,573	1	-	-	3,574
Finite-lived intangible assets	460	-	-	(52)	408
Total intangible assets net of accumulated amortization	$5,479	$1	$-	$(52)	$5,428

As of June 30, 2020 and December 31, 2019, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2020			As of December 31, 2019
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,628	$(54)	$3,574	$3,627	$(54)	$3,573
Goodwill	1,446	-	1,446	1,446	-	1,446
	$5,074	$(54)	$5,020	$5,073	$(54)	$5,019

Intangible assets subject to amortization:
Network affiliation agreements	$56	$(22)	$34	$56	$(17)	$39
Other definite lived intangible assets	615	(241)	374	615	(194)	421
	$671	$(263)	$408	$671	$(211)	$460

Total intangibles	$5,745	$(317)	$5,428	$5,744	$(265)	$5,479

Amortization expense for the six-months ended June 30, 2020 and 2019 was $52 million and $57 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2020 will be approximately $51 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2021, $98 million; 2022, $94 million; 2023, $88 million; 2024, $24 million; and 2025, $15 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

11.	Income Taxes

For the three-month and six-month periods ended June 30, 2020 and 2019, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income tax expense	$6	$18	$24	$21
Effective income tax rate	35%	29%	27%	45%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the six-months ended June 30, 2020, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 27% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 1%. For the six-months ended June 30, 2019, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 45% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 3%, restricted stock vesting resulted in a decrease of 1% and divestiture of component 2 goodwill resulted in an increase of 17%.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are currently evaluating the impact of these provisions of the CARES Act but do not believe it will have a material effect on our estimated effective tax rate.

12.	Segment information

The Company operates in two business segments: broadcasting and production companies. The broadcasting segment currently operates television stations located across 94 local markets in the United States. The production companies segment includes the production of television and event content. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning the Company’s operating segments (in millions):

		Production
As of and for the six months ended June 30, 2020:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$964	$21	$-	$985
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	659	24	32	715
Depreciation and amortization	87	6	1	94
(Gain) loss on disposal of assets, net	(13)	-	-	(13)
Operating expenses	733	30	33	796
Operating income (loss)	$231	$(9)	$(33)	$189

Interest expense	$-	$-	$98	$98
Capital expenditures (excluding business combinations)	$51	$-	$-	$51
Goodwill	$1,405	$41	$-	$1,446
Total Assets	$6,414	$130	$496	$7,040

For the six months ended June 30, 2019:

Revenue (less agency commissions)	$980	$46	$-	$1,026
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	670	44	69	783
Depreciation and amortization	90	6	1	97
(Gain) loss on disposal of assets, net	(13)	-	-	(13)
Operating expenses	747	50	70	867
Operating income (loss)	$233	$(4)	$(70)	$159

Interest expense	$-	$-	$116	$116
Capital expenditures (excluding business combinations)	$39	$-	$5	$44

As of December 31, 2019:

Goodwill	$1,405	$41	$-	$1,446
Total Assets	$6,530	$153	$289	$6,972

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

Business Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television stations and digital assets in the U.S. We currently own and/or operate television stations and leading digital properties in 94 television markets that collectively reach approximately 24% of U.S. television households. During calendar year 2019, our stations were ranked first in 69 markets, and first and/or second in 87 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Impact of the COVID-19 Pandemic and Related Government Restrictions on our Markets and Operations. The impact of the COVID-19 pandemic and measures to prevent the spread of COVID-19 continue to affect our businesses in a number of ways. We have experienced a disruption in creation of content that we broadcast on our television stations and of events and programs we produce at our production companies, including the cancellation of certain sports events and the shutting down of production of certain television content. The extent to which the COVID-19 pandemic continues to impact our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the ultimate duration and scope of the COVID-19 pandemic, the negative impact it has on global and regional economies and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that have been or will be imposed in response to the pandemic, its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides. The COVID-19 impact on the capital markets could impact our cost of borrowing.

We have continued to actively monitor the global outbreak and spread of COVID-19 and continue to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these recent challenges presented by the COVID-19 pandemic through protecting the safety of our employees, seeking to maintain revenues, reduce expenses and delay capital expenditures. There are certain limitations on our ability to mitigate the adverse financial impact of the pandemic, including the high fixed-cost nature of our businesses. The COVID-19 pandemic, and the related economic disruptions and uncertainty, also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term, and consequently the broader impact that COVID-19 could have on our business, financial condition and results of operations. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Since March 2020, most of our employees have been working from home, with only certain essential employees working on site. For employees working on site, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those sites and undertaken other actions to make these sites safer. We have also substantially reduced employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We have recently begun to implement plans to re-open our offices and studios. Many of our employees have continued to work from home. As of the date of this filing, we do not believe those employees who continue to work from home have adversely impacted our internal controls, financial reporting systems or our operations.

Impact of Coronavirus Aid, Relief, and Economic Security Act. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020, in response to the COVID-19 pandemic. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

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

●

Local and national advertising revenue on our NBC-affiliated stations increase in certain periods in even numbered years as a result of their broadcasts of the Olympic Games, which to some extent reduces the revenues earned by non-NBC-affiliated stations during those periods (as a result of the COVID-19 pandemic, the 2020 Olympic Games have been postponed until 2021); and

●

Because our stations and markets are not evenly divided among the Big Four broadcast networks, our local and national advertising revenue can fluctuate between years related to which network broadcasts the Super Bowl.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During the six-months ended June 30, 2020 and 2019, we derived approximately 20% and 24%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse in the following “off-year” of the two-year election cycle.

Our total revenues have increased in recent years as a result of our acquisitions and improvements in general economic conditions. Nevertheless, revenue remains under pressure from the internet as a competitor for advertising spending. We continue to enhance and market our internet websites in an effort to generate additional revenue. Our aggregate internet revenue is derived from both advertising and sponsorship opportunities directly on our websites.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/ digital/mobile)	$162	35.9%	$226	44.5%	$361	36.6%	$437	42.6%
National	36	8.0%	56	11.0%	87	8.8%	106	10.3%
Political	21	4.7%	5	1.0%	57	5.8%	8	0.8%
Retransmission consent	220	48.8%	201	39.6%	433	44.0%	405	39.5%
Production companies	2	0.4%	9	1.8%	21	2.1%	46	4.5%
Other	10	2.2%	11	2.1%	26	2.7%	24	2.3%
Total	$451	100.0%	$508	100.0%	$985	100.0%	$1,026	100.0%

Results of Operations

Three-Months Ended June 30, 2020 (“the 2020 three-month period”) Compared to Three-Months Ended June 30, 2019 (“the 2019 three-month period”)

Revenue. Total revenue decreased $57 million, or 11%, to $451 million in the 2020 three-month period. Total political advertising revenue that increased by $16 million, resulting primarily from 2020 being the “on-year” of the two-year election cycle. Retransmission consent revenue increased by $19 million primarily as a result of increased rates in 2020. Combined, local and national revenue decreased by $84 million in the 2020 three-month period and production company revenue decreased by $7 million. We attribute the decreases primarily to the effects of the COVID-19 pandemic, that has affected our customers and our sports and event programming.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $10 million, or 3%, to $324 million in the 2020 three-month period. Payroll and related broadcast operating expenses decreased by approximately $4 million in the 2020 three-month period as a result of the elimination of redundant positions. Non-payroll broadcast operating expenses increased by approximately $14 million primarily as a result of retransmission expense that increased by approximately $20 million in the 2020 three-month period consistent with the increased retransmission consent revenue, partially offset by decreases in professional service expenses of $6 million in the current year.

Production company expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets), were approximately $5 million in the 2020 three-month period, a decrease of $4 million from the 2019 three-month period. Non-compensation expenses decreased by $3 million in the 2020 three-month period to $2 million, compared to $5 million in the 2019 three-month period. These decreases were primarily due to the effects of the COVID-19 pandemic.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets), decreased by $4 million, or 19%, to $17 million. These decreases were primarily the result of severance compensation in the 2019 three-month period related to the elimination of redundant positions.

Depreciation. Depreciation of property and equipment totaled $21 million and $20 million for the 2020 three-month period and the 2019 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets decreased $2 million, or 7%, to $26 million in the 2020 three-month period compared to the 2019 three-month period. Amortization expense decreased primarily due to finite-lived intangible assets becoming fully amortized.

Gain on Disposals of Assets, Net. We reported gains on disposals of assets of $7 million in the 2020 three-month period and $3 million in the 2019 three-month period. These gains were primarily related to assets disposals from the FCC Repack process.

Interest Expense. Interest expense decreased $12 million, or 21%, to $46 million for the 2020 three-month period. This decrease in interest expense is due to both a decrease in principal and interest rates. Our average debt principal balance for the three-months ended 2020 and 2019 was $3.8 billion and $4.0 billion, respectively. Our average annualized interest rate, excluding amortization of deferred financing costs, for the three-months ended 2020 and 2019 was 4.6% and 5.5%, respectively.

Income Tax Expense. We recognized income tax expense of $6 million and $18 million in the 2020 three-month period and the 2019 three-month period, respectively. For the 2020 three-month period and the 2019 three-month period, our effective income tax rates were 35% and 29%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2020 three-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 35% as follows: state income taxes added 6%, permanent differences between our U.S. GAAP income and taxable income added 1% and a discrete item related to stock-based compensation added 7%.

Six-months Ended June 30, 2020 (“the 2020 six-month period”) Compared to Six-months Ended June 30, 2019 (“the 2019 six-month period”)

Revenue. Total revenue decreased $41 million, or 4%, to $985 million in the 2020 six-month period. Political advertising revenue increased by $49 million, resulting primarily from 2020 being the “on-year” of the two-year election cycle. Retransmission consent revenue increased by $28 million as a result of increased rates in 2020. Combined, local and national revenue decreased by $95 million in the 2020 six-month period and production company revenue decreased by $25 million. We attribute these decreases primarily to the effects of the COVID-19 pandemic which has affected our customers and our sports and event programming. Local and national revenue from the broadcast of the 2020 Super Bowl on our FOX-affiliated stations was approximately $3 million, compared to $5 million that we earned from the broadcast of the 2019 Super Bowl on our CBS-affiliated stations.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and loss (gain) on disposal of assets) decreased $11 million, or 2%, to $659 million in the 2020 six-month period. Compensation expenses decreased by approximately $13 million in the 2020 six-month period. Non-payroll broadcast operating expenses increased by approximately $2 million which included retransmission expense that increased by $38 million in the 2020 six-month period consistent with the increased retransmission consent revenue. Transaction related expenses decreased by $37 million in the 2020 six-month period compared to the transaction related expenses incurred in 2019 six-month period.

Production Company Expenses. Production company expenses (before depreciation, amortization and loss (gain) on disposal of assets) decreased by approximately $20 million in the 2020 six-month period to $24 million, compared to $44 million in the 2019 six-month period. Compensation expenses decreased by $2 million, and non-compensation expenses decreased by $18 million in the 2020 six-month period. These decreases were primarily due to the effects of the COVID-19 pandemic.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) decreased $37 million, or 54%, to $32 million in the 2020 six-month period. These decreases were the result of a decrease of $33 million of transaction related expenses incurred in 2019 that did not re-occur in the current year.

Depreciation. Depreciation of property and equipment totaled $42 million and $40 million for the 2020 six-month period and the 2019 six-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets decreased $5 million, or 9%, to $52 million in the 2020 six-month period compared to the 2019 six-month period. Amortization expense decreased primarily due to finite-lived intangible assets becoming fully amortized.

Gain on Disposals of Assets, Net. We reported gains on disposals of assets of $13 million in each of the 2020 and 2019 six-month periods. These gains were primarily related to asset disposals from the FCC Repack process.

Interest Expense. Interest expense decreased $18 million, or 16%, to $98 million for the 2020 six-month period. This decrease in interest expense is due to both a decrease in principal and interest rates. Our average debt principal balance for the six-months ended 2020 and 2019 was $3.8 billion and $4.0 billion, respectively. Our average annualized interest rate, excluding amortization of deferred financing costs, for the 2020 and 2019 six-month periods was 4.9% and 5.5%, respectively.

Income Tax Expense. We recognized income tax expense of $24 million and $21 in the 2020 and 2019 six-month periods, respectively. For the 2020 six-month period and the 2019 six-month period, our effective income tax rate was 27% and 45%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2020 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate of 27% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 1%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$307	$105
Net cash used in investing activities	(59)	(2,599)
Net cash provided by (used in) financing activities	(81)	1,326
Increase (decrease) in cash	$167	$(1,168)

	As of
	June 30, 2020	December 31, 2019
Cash	$379	$212
Long-term debt, including current portion	$3,703	$3,697
Borrowing availability under Revolving Credit Facility	$200	$200
Series A Perpetual Preferred Stock	$650	$650

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $307 million in the 2020 six-month period compared $105 million in the 2019 six-month period, a net increase of $202 million. The increase was primarily the result of an increased net income of $38 million and $13 million net increase in non-cash expenses, primarily depreciation of fixed assets and amortization of definite-lived intangible assets. Approximately $151 million of cash was provided by changes in net working capital.

Net cash used in investing activities was $59 million in the 2020 six-month period compared to net cash used in investing activities of $2.6 billion for the 2019 six-month period. The decrease in the amount used was largely due to the acquisition and divestiture activities in the 2019 six-month period, that did not re-occur in the 2020 six-month period.

Net cash used in financing activities was $81 million in the 2020 six-month period compared to net cash provided by financing activities of $1.3 billion in the 2019 six-month period. We used approximately $26 million of cash to pay dividends to holders of our preferred stock and approximately $49 million to repurchase shares of our common stock on the open market in the 2020 six-month period. Cash provided by financing activities in the 2019 six-month period was primarily due to the borrowings under our 2019 Term Loan to finance our acquisition activities in the 2019 six-month period.

Liquidity. We estimate that we will make approximately approximately $168 million in debt interest payments over the twelve months immediately following June 30, 2020.

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

Capital Expenditures. In April 2017, the Federal Communications Commission (“FCC”) began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2020 and 2019 six-month periods were $51 million and $44 million, respectively. Excluding Repack, our capital expenditures were $37 million and $14 million, respectively. Our Repack associated reimbursements for the 2020 and 2019 six-month periods were $14 million and $17 million, respectively. As of June 30, 2020, the amount requested from the FCC for Repack, but not yet received, was approximately $7 million. Excluding Repack, we expect that our capital expenditures will range between approximately $65 million to $75 million during full-year 2020. In addition, capital expenditures for Repack during full-year 2020 are expected to range between approximately $45 million and $50 million and we anticipate being reimbursed for the majority of these Repack costs. Reimbursement, however, may be received in periods subsequent to those in which they were expended.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2020 six-month period, we made $1 million of federal and state tax payments (net of refunds). During the remainder of 2020, we anticipate making income tax payments (net of refunds) of approximately $57 million.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of these provisions of the CARES Act but does not believe it will have a material effect on out estimated effective tax rate.

During the 2020 six-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2020, we expect to contribute $3 million to this pension plan.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general, our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2019 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2020 has not materially changed since December 31, 2019. Our market risk profile on December 31, 2019 is disclosed in our 2019 Form 10-K.

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

During the six-month period ended June 30, 2020, the effects of the COVID-19 pandemic have caused us to implement changes in our working environment and possibly our internal controls over financial reporting. We are evaluating the impact of these disruptions and are evaluating the impact on our controls.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 2020 10-Q”). These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the Company’s risk factors from those disclosed in the 2019 10-K and the First Quarter 2020 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On December 15, 2019, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10b-18 and 10b5-1 of the Exchange Act. The 2019 IRP facilitated the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During the second quarter of 2020 we terminated the 2019 IRP. Later in the second quarter of 2020 we repurchased additional shares of our common stock on the open market under the 2019 Repurchase Authorization.

The following table summarizes repurchases of our common stock in the three-months ended June 30, 2020, all of which were pursuant to the 2019 Repurchase Authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

April 1, 2020 through April 30, 2020:	404,913	$10.57	404,913	$119,016,170

May 1, 2020 through May 31, 2020	1,787,107	$12.78	1,787,107	$96,185,832

June 1, 2020 through June 30, 2020	1,143,235	$14.19	1,143,235	$79,957,722

Total	3,335,255	$12.99	3,335,255

(1)	All shares purchased were shares of common stock.
(2)	Amount excludes standard brokerage commissions.
(3)	The amounts presented at each respective month-end include the remaining dollar value available to purchase common stock and/or our Class A common stock under the 2019 Repurchase Authorization.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2020 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: August 6, 2020	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer