Form 10-Q
period 2020-09-30
GRAY TELEVISION INC
filed 2020-11-05
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
89,112,965 shares outstanding as of October 31, 2020	7,048,006 shares outstanding as of October 31, 2020

INDEX

GRAY TELEVISION, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash	$467	$212
Accounts receivable, less allowance for credit losses of $11 and $11, respectively	384	411
Current portion of program broadcast rights, net	33	25
Prepaid income taxes	13	-
Prepaid and other current assets	21	24
Total current assets	918	672

Property and equipment, net	726	725
Operating leases right of use asset	58	50
Broadcast licenses	3,577	3,573
Goodwill	1,448	1,446
Other intangible assets, net	391	460
Investments in broadcasting, production and technology companies	65	31
Other	41	15
Total assets	$7,224	$6,972

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	September 30,	December 31,
	2020	2019
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$79	$11
Employee compensation and benefits	59	67
Accrued interest	45	37
Accrued network programming fees	38	30
Other accrued expenses	22	32
Federal and state income taxes	2	13
Current portion of program broadcast obligations	34	28
Deferred revenue	45	9
Dividends payable	13	13
Current portion of operating lease liabilities	7	6
Total current liabilities	344	246

Long-term debt, less current portion and deferred financing costs	3,706	3,697
Program broadcast obligations, less current portion	5	7
Deferred income taxes	852	810
Accrued pension costs	34	38
Operating lease liabilities, less current portion	54	45
Other	17	15
Total liabilities	5,012	4,858

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares, at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 103,100,856 shares and 101,746,860 shares, outstanding 89,112,965 shares and 92,658,362 shares, respectively	1,109	1,093
Class A common stock, no par value; authorized 25,000,000 shares, issued 8,935,773 shares and 8,768,959 shares, outstanding 7,048,006 shares and 6,881,192 shares, respectively	31	31
Retained earnings	651	504
Accumulated other comprehensive loss, net of income tax benefit	(31)	(31)
	1,760	1,597
Treasury stock at cost, common stock, 13,987,891 shares and 9,088,498 shares, respectively	(172)	(107)
Treasury stock at cost, class A common stock, 1,887,767 shares and 1,887,767 shares, respectively	(26)	(26)
Total stockholders’ equity	1,562	1,464
Total liabilities and stockholders’ equity	$7,224	$6,972

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue (less agency commissions):
Broadcasting	$593	$501	$1,557	$1,481
Production companies	11	16	32	62
Total revenue (less agency commissions)	604	517	1,589	1,543
Operating expenses before depreciation, amortization and gain on disposal of fixed assets, net:
Broadcast	326	316	985	986
Production companies	8	13	32	57
Corporate and administrative	15	14	47	83
Depreciation	27	20	69	60
Amortization of intangible assets	26	29	78	86
Gain on disposal of fixed assets, net	(10)	(14)	(23)	(27)
Operating expenses	392	378	1,188	1,245
Operating income	212	139	401	298
Other income (expense):
Miscellaneous (expense) income, net	(2)	-	(5)	4
Interest expense	(45)	(57)	(143)	(173)
Income before income taxes	165	82	253	129
Income tax expense	43	23	67	44
Net income	122	59	186	85
Preferred stock dividends	13	13	39	39
Net income attributable to common stockholders	$109	$46	$147	$46

Basic per share information:
Net income attributable to common stockholders	$1.15	$0.46	$1.52	$0.46
Weighted-average shares outstanding	95	100	97	100

Diluted per share information:
Net income attributable to common stockholders	$1.14	$0.46	$1.52	$0.46
Weighted-average shares outstanding	96	101	97	100
			.
Dividends declared per common share	$-	$-	$-	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	$1,464

Net income	-	-	-	-	53	-	-	-	-	-	53

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
401(k) Plan	-	-	430,899	4	-	-	-	-	-	-	4
2007 Long Term Incentive Plan - stock options exercised	-	-	274,746	-	-	-	-	(154,935)	(2)	-	(2)
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	166,814	-	248,543	-	-	-	-	(118,550)	(2)	-	(2)
Forfeiture of restricted stock awards	-	-	(85,630)	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(500,923)	(6)	-	(6)

Stock-based compensation	-	-	-	4	-	-	-	-	-	-	4

Balance at March 31, 2020	8,935,773	$31	102,615,418	$1,101	$544	(1,887,767)	$(26)	(9,862,906)	$(117)	$(31)	$1,502

Net income	-	-	-	-	11	-	-	-	-	-	11

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	78,722	-	-	-	-	(17,296)	-	-	-
Vesting of restricted stock units	-	-	374,500	-	-	-	-	(112,564)	(2)	-	(2)

Repurchase of common stock	-	-	-	-	-	-	-	(3,335,255)	(43)	-	(43)

Stock-based compensation	-	-	-	3	-	-	-	-	-	-	3

Balance at June 30, 2020	8,935,773	$31	103,068,640	$1,104	$542	(1,887,767)	$(26)	(13,328,021)	$(162)	$(31)	$1,458

Net income	-	-	-	-	122	-	-	-	-	-	122

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	32,216	-	-	-	-	(10,870)	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(649,000)	(10)	-	(10)

Stock-based compensation	-	-	-	5	-	-	-	-	-	-	5

Balance at September 30, 2020	8,935,773	$31	103,100,856	$1,109	$651	(1,887,767)	$(26)	(13,987,891)	$(172)	$(31)	$1,562

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

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income	$186	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69	60
Amortization of intangible assets	78	86
Amortization of deferred loan costs	9	9
Amortization of restricted stock awards	12	10
Amortization of program broadcast rights	28	30
Payments on program broadcast obligations	(29)	(33)
Common stock contributed to 401(k)	5	4
Deferred income taxes	41	34
Gain on disposals of fixed assets, net	(23)	(27)
Other	6	(6)
Changes in operating assets and liabilities:
Accounts receivable	28	29
Prepaid income taxes	(13)	-
Other current assets	2	(7)
Accounts payable	68	2
Employee compensation, benefits and pension cost	(9)	(6)
Accrued network fees and other expenses	(1)	(42)
Accrued interest	7	30
Income taxes payable	(11)	(9)
Deferred revenue	35	6
Net cash provided by operating activities	488	255

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(21)	(2,823)
Proceeds from sale of television station	-	231
Purchases of property and equipment	(70)	(73)
Proceeds from FCC Repack (Note 1)	19	32
Proceeds from asset sales	8	3
Acquisition prepayments	(26)	(12)
Investments in broadcast, production and technology companies	(38)	(2)
Other	(1)	(2)
Net cash used in investing activities	(129)	(2,646)

Financing activities
Proceeds from borrowings on long-term debt	-	1,400
Repayments of borrowings on long-term debt	-	(11)
Payments for the repurchase of common stock	(59)	(11)
Payment of preferred stock dividends	(39)	(26)
Deferred and other loan costs	-	(50)
Payments for taxes related to net share settlement of equity awards	(6)	(4)
Net cash provided by (used in) financing activities	(104)	1,298
Net increase (decrease) in cash	255	(1,093)
Cash and restricted cash at beginning of period	212	1,419
Cash at end of period	$467	$326

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2019, which was derived from the Company’s audited financial statements as of December 31, 2019, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the periods ended September 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Our financial condition as of, and operating results for the three and nine-months ended September 30, 2020, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2020.

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

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. None of these equity investments have readily determinable fair values. We have applied the measurement alternative as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities. These investments are reported together as a non-current asset on our balance sheets.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2020 and 2019, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Weighted-average shares outstanding-basic	95	100	97	100
Common stock equivalents for stock options and restricted stock	1	1	-	-
Weighted-average shares outstanding-diluted	96	101	97	100

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of September 30, 2020 and December 31, 2019, consisted of adjustments to our pension liability and the related income tax effect. As of September 30, 2020 and December 31, 2019 the balances were as follows (in millions):

	September 30,	December 31,
	2020	2019

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(42)	$(42)
Income tax benefit	(11)	(11)
Accumulated other comprehensive loss	$(31)	$(31)

Property and Equipment. Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	September 30,	December 31,	Useful Lives
	2020	2019	(in years)
Property and equipment:
Land	$119	$119
Buildings and improvements	305	291	7	to	40
Equipment	814	776	3	to	20
	1,238	1,186
Accumulated depreciation	(512)	(461)
Total property and equipment, net	$726	$725

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750 million may be made available to reimburse the Repack costs of full power, Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. Forty-seven of our current full power stations and thirty-seven of our current low power stations are affected by the Repack. The Repack process began in the summer of 2017 and we expect that it will conclude for nearly all of our stations by the end of 2020. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Gain (loss) on disposal of fixed assets, net:
Proceeds from sale of assets	$7	$-	$8	$3
Proceeds from FCC - Repack	5	15	19	32
Net book value of assets disposed	(2)	(1)	(4)	(5)
Other	-	-	-	(3)
Total	$10	$14	$23	$27

Purchase of property and equipment:
Recurring purchases - operations			$51	$38
Repack			19	34
Repack related			-	1
Total			$70	$73

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

We are closely monitoring the potential impact from COVID-19 on our business. The extent to which the COVID-19 pandemic impacts the collectability of our receivables will depend on numerous evolving factors. As such, we did not adjust our allowance for credit loss as of September 30, 2020. For further discussion of the potential impact of the COVID-19 pandemic see “Impact of COVID-19 and Related Government Restrictions on our Markets and Operations.” and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

The following table provides a rollforward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

Nine Months Ended
September 30, 2020
Beginning balance	$11
Provision for credit losses	2
Amounts written off	(2)
Amounts recovered from previous write-offs	-
Ending balance	$11

Recent Accounting Pronouncements. In January 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for us beginning in the first quarter of fiscal 2022, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2020-01 on our consolidated financial statements.

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

In addition to the accounting standards described above, certain amounts in the condensed consolidated balance sheets and condensed consolidated statements of cash flows have also been reclassified to conform to the current presentation.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $9 million of revenue in the nine months ended September 30, 2020 that was included in the deposit liability balance as of December 31, 2019. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $43 million and $9 million as of September 30, 2020 and December 31, 2019, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Market and service type:
Advertising:
Local	$188	$218	$549	$655
National	49	56	136	162
Political	128	22	185	30
Total advertising	365	296	870	847
Retransmission consent	217	196	650	601
Production companies	11	16	32	62
Other	11	9	37	33
Total revenue	$604	$517	$1,589	$1,543

Sales channel:
Direct	$316	$306	$948	$946
Advertising agency intermediary	288	211	641	597
Total revenue	$604	$517	$1,589	$1,543

3.	Acquisitions

On July 31, 2020, we completed the acquisition of television station operations in the Anchorage and Juneau, Alaska television designated market areas or “DMA” (DMA 151 and DMA 207, respectively), for $19 million, using cash on hand (the “Alaska Transactions”).

The following table summarizes the preliminary values of the assets acquired and resulting goodwill of the Alaska Transactions (in millions):

Amount
Accounts receivable and other current assets	$1
Property and equipment	5
Goodwill	2
Broadcast licenses	2
Other intangible assets	9
Total	$19

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

Amounts related to other intangible assets are being amortized over their estimated useful lives of approximately 1 to 4 years.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as future synergies that we expect to generate from each acquisition. The goodwill recognized related to this acquisition is deductible for income tax purposes.

The Company’s consolidated results of operations for three and nine-months ended September 30, 2020 include the results of the Alaska Transactions beginning on August 1, 2020, but these amounts were not significant.

“Transaction Related Expenses” incurred in connection with the Alaska Transactions, during the three and nine-months ended September 30, 2020, were less than $1 million.

Columbus Acquisition

On September 1, 2020, we acquired certain non-license assets of WLTZ-TV (NBC), in the Columbus, Georgia market (DMA 129) and entered into shared services and other related agreements with SagamoreHill of Columbus GA, LLC (“SagamoreHill”) to provide news and back-office services to WLTZ-TV (the “Columbus Transactions”). We paid $22 million to SagmoreHill, using cash on hand. Due to the proximity of the closing date of the Columbus Transactions to the balance sheet date of September 30, 2020 and the filing date of this quarterly report, we were unable to present a preliminary purchase price allocation for the acquired business. The payment of the purchase price is included in our other non-current assets at September 30, 2020, and was included in acquisition prepayments in our statement of cash flows. The fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

4.      Long-term Debt

As of September 30, 2020 and December 31, 2019, long-term debt consisted of obligations under our senior credit facility (the “2019 Senior Credit Facility”), our 5.125% Senior Notes due 2024 (the “2024 Notes”), our 5.875% Senior Notes due 2026 (the “2026 Notes”) and our 7.0% Senior Notes due 2027 (the “2027 Notes”) as follows (in millions):

	September 30,	December 31,
	2020	2019
Long-term debt including current portion:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2024 Notes	525	525
2026 Notes	700	700
2027 Notes	750	750
Total outstanding principal	3,760	3,760
Unamortized deferred loan costs - 2019 Term Loan	(37)	(44)
Unamortized deferred loan costs - 2024 Notes	(4)	(5)
Unamortized deferred loan costs - 2026 Notes	(6)	(7)
Unamortized deferred loan costs - 2027 Notes	(10)	(11)
Unamortized premium - 2026 Notes	3	4
Long-term debt, less deferred financing costs	3,706	3,697
Less current portion	-	-
Net carrying value	$3,706	$3,697

Borrowing availability under Revolving Credit Facility	$200	$200

Borrowings under the 2019 Term Loan and the 2017 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case, plus an applicable margin. As of September 30, 2020, the interest rate on the balance outstanding under the 2019 Term Loan and the 2017 Term Loan were 2.7% and 2.4%, respectively. The 2019 Term Loan and the 2017 Term Loan mature on January 2, 2026 and February 7, 2024, respectively.

As of September 30, 2020, the aggregate minimum principal maturities of our long term debt for the remainder of 2020 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2024 Notes	2026 Notes	2027 Notes	Total
Remainder of 2020	$-	$-	$-	$-	$-
2021	-	-	-	-	-
2022	-	-	-	-	-
2023	-	-	-	-	-
2024	595	525	-	-	1,120
2025	-	-	-	-	-
Thereafter	1,190	-	700	750	2,640
Total	$1,785	$525	$700	$750	$3,760

As of September 30, 2020, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2024 Notes, the 2026 Notes and the 2027 Notes include covenants with which we must comply. As of September 30, 2020 and December 31, 2019, we were in compliance with all required covenants under all our debt obligations.

For all our interest bearing obligations, we made interest payments of approximately $127 million and $134 million during the nine-months ended September 30, 2020 and 2019, respectively. We did not capitalize any interest payments during the nine-months ended September 30, 2020 and 2019.

On October 19, 2020, we issued $800 million in aggregate principal amount of 4.750% Senior Notes due 2030 (the "2030 Notes"), and used the net proceeds therefrom, after deducting transaction fees and estimated expenses, to redeem all of our outstanding 2024 Notes and to pay all fees and expenses in connection with the offering, including the redemption premium applicable to the 2024 Notes. We intend to use the remaining net proceeds for general corporate purposes, which could include the repayment of outstanding debt from time to time. For additional information on this transaction, see Note 14 "Subsequent Events."

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

Fair Value of Other Financial Instrument. The estimated fair value of other financial instruments is determined using market information and appropriate valuation methodologies. Interpreting market data to develop fair value estimates involves considerable judgment. The use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition.

The carrying amounts of the following instruments approximate fair value due to their short term to maturity: (i) accounts receivable, (ii) prepaid and other current assets, (iii) accounts payable, (iv) accrued employee compensation and benefits, (v) accrued interest, (vi) other accrued expenses, (vii) acquisition-related liabilities and (viii) deferred revenue.

The carrying amount and the fair value of our long-term debt was approximately $4 billion, as of September 30, 2020 and December 31, 2019. Fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of September 30, 2020 and December 31, 2019 and as such is classified within Level 2 of the fair value hierarchy.

6.     Stockholders’ Equity

We were authorized to issue 245 million shares in total of all classes of stock consisting of 25 million shares of Class A common stock, 200 million shares of common stock and 20 million shares of “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our Class A common stock and our common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the nine-months ended September 30, 2020 and 2019, we did not declare or pay any Class A common stock or common stock dividends.

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

Subsequent to the termination of the 2019 IRP we repurchased an additional 3,579,342 shares of our common stock, for a total cost of approximately $49 million at an average purchase price of $13.75 per share, excluding commissions. As of September 30, 2020, approximately $70 million was available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our common stock or Class A common stock. As of September 30, 2020, we had reserved 4,776,948 shares and 1,336,440 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.     Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our income statement. During the nine-months ended September 30, 2020, the amount recorded as a benefit was not material. During the nine-months ended September 30, 2020, we contributed $3 million to this plan.

During the three and nine-month periods ended September 30, 2020, we contributed $3 million and $10 million, respectively, in matching contributions to our 401(k) Plan. During the remainder of 2020, we estimate that our contributions will be approximately $3 million to this plan, excluding discretionary profit-sharing contributions.

8.     Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”) and our Directors’ Restricted Stock Plan. The following table provides our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2020 and 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense, gross	$5	$5	$12	$10
Forfeitures	-	-	-	-
Income tax benefit at our statutory rate associated with share-based compensation	(1)	(1)	(3)	(3)
Stock-based compensation expense, net	$4	$4	$9	$7

All shares of class A common stock and common stock underlying outstanding options, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP and the Directors’ Restricted Stock Plan for purposes of determining the number of shares available for future issuance.

During the nine-months ended September 30, 2020, we granted under the 2017 EICP:

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

●	Restricted stock units representing 3,000 shares of our common stock to an employee, which vested on June 1, 2020; and

●	32,216 shares of restricted common stock with a grant date fair value per share of $15.52 to an employee that will vest on September 1, 2021.

During the nine-months ended September 30, 2019, we granted under the 2017 EICP:

●

99,905 shares of restricted class A common stock with a grant date fair value per share of $15.36 to an employee, of which 33,302 shares vested on January 31, 2020, 33,302 shares will vest on January 31, 2021 and 33,301 shares will vest on January 31, 2022;

●

99,905 shares of restricted class A common stock with a grant date fair value per share of $15.36 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022;

●	340,993 shares of restricted common stock with a grant date fair value per share of $14.85 to certain employees that will vest on January 2, 2021;

●

277,048 shares of restricted common stock with a grant date fair value of $16.55 to certain employees, of which 92,349 shares vested on each of January 31, 2020, 92,349 shares will vest on January 31, 2021 and 92,350 shares will vest on January 31, 2022;

●

48,338 shares of restricted common stock with a grant date fair value per share of $16.55 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022; and

●	11,223 shares of restricted common stock with a grant date fair value per share of $17.83 to an employee that vested on February 15, 2020.

●	41,181 shares of restricted common stock with a grant date fair value of $22.10 to our non-employee directors that vested on April 30, 2020.

●	Restricted stock units representing 398,000 shares of our common stock with a grant date fair value of $18.21 that vested on June 1, 2020.

A summary of restricted class A common stock, common stock and restricted stock units activity for the nine-month periods ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended
	September 30, 2020		September 30, 2019
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Outstanding - beginning of period	449,284	$13.55	407,786	$11.82
Granted(1)	166,814	$19.87	199,810	$15.36
Vested	(136,056)	$12.32	(158,312)	$11.38
Forfeited	-	$-	-	$-
Outstanding - end of period	480,042	$16.10	449,284	$13.55

Restricted stock - common:
Outstanding - beginning of period	977,547	$15.45	578,894	$13.14
Granted	359,481	$18.92	718,783	$16.08
Vested	(333,865)	$15.35	-	$-
Forfeited	(85,630)	$15.53	(352,810)	$12.98
Outstanding - end of period	917,533	$16.84	944,867	$15.44

Restricted stock units - common stock:
Outstanding - beginning of period	398,000	$18.21	-	$-
Granted	93,184	$18.77	398,000	$18.21
Vested	(374,500)	$18.18	-	$-
Forfeited	(26,500)	$18.21	-	$-
Outstanding - end of period	90,184	$18.92	398,000	$18.21

(1)     For awards subject to future performance conditions, amounts assume target performance.

At December 31, 2019, we had 274,746 options to acquire our common stock outstanding at an exercise price of $1.99 per share, all of which were vested and exercisable, and no options outstanding to acquire our Class A common stock. During the first quarter of 2020, all of the outstanding options were exercised. The aggregate intrinsic value of the exercised options was approximately $3 million at the date they were exercised. As of September 30, 2020, we did not have any options outstanding for our common stock or Class A common stock.

9.     Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of September 30, 2020, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine-months ended September 30, 2020.

As of September 30, 2020, the weighted-average remaining term of our operating leases was approximately 10.5 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.76%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and nine-months ended September 30, 2020 and 2019, respectively (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Lease expense:
Operating lease expense	$3	$9
Short-term lease expense	-	1
Total lease expense	$3	$10

The maturities of operating lease liabilities as of September 30, 2020, for the remainder of 2020 and the succeeding years were as follows (in millions):

Year ending December 31,	Amount
2020	$3
2021	10
2022	9
2023	8
2024	7
Thereafter	48
Total lease payments	85
Less: Imputed interest	(24)
Present value of lease liabilties	$61

10.    Commitments and Contingencies

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

Our strategy includes the pursuit of accretive acquisition and/or investment opportunities. Currently we have commitments to acquire television stations and to make investments in broadcasting, production, technology companies and other assets that total approximately $80 million. These transactions are expected to close in the fourth quarter of 2020 or early in 2021.

11.    Goodwill and Intangible Assets

During the nine-months ended September 30, 2020, we completed the Alaska Transactions that included the acquisition of goodwill, broadcast licenses and definite-lived intangible assets. See Note 3 “Acquisitions” for more information regarding this transaction. Also during the nine-months ended September 30, 2020, we completed the acquisition of other television station operations, including, in some cases, broadcast licenses that were not material. A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-months ended September 30, 2020 is as follows (in millions):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			September 30,
	2019	Adjustments, Net	Impairments	Amortization	2020

Goodwill	$1,446	$2	$-	$-	$1,448
Broadcast licenses	3,573	4	-	-	3,577
Definite lived intangible assets	460	9	-	(78)	391
Total intangible assets net of accumulated amortization	$5,479	$15	$-	$(78)	$5,416

A summary of the changes in our goodwill, on a gross basis, for the nine-months ended September 30, 2020, is as follows (in millions):

	As of			As of
	December 31,	Net		September 30,
	2019	Additions	Impairments	2020

Goodwill, gross	$1,545	$2	$-	$1,547
Accumulated goodwill impairmant	(99)	-	-	(99)
Goodwill, net	$1,446	$2	$-	$1,448

As of September 30, 2020 and December 31, 2019, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2020			As of December 31, 2019
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,631	$(54)	$3,577	$3,627	$(54)	$3,573
Goodwill	1,448	-	1,448	1,446	-	1,446
	$5,079	$(54)	$5,025	$5,073	$(54)	$5,019

Intangible assets subject to amortization:
Network affiliation agreements	$62	$(25)	$37	$56	$(17)	$39
Other definite lived intangible assets	618	(264)	354	615	(194)	421
	$680	$(289)	$391	$671	$(211)	$460

Total intangibles	$5,759	$(343)	$5,416	$5,744	$(265)	$5,479

Amortization expense for the nine-month periods ended September 30, 2020 and 2019 was $78 million and $86 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2020, we expect that amortization expense for the remainder of 2020 would be approximately $26 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2021, $100 million; 2022, $96 million; 2023, $90 million; 2024, $25 million; and 2025, $15 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

12.     Income Taxes

For the three and nine-month periods ended September 30, 2020 and 2019, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income tax expense	$43	$23	$67	$44
Effective income tax rate	26%	28%	26%	34%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the nine-month period ended September 30, 2020, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 26% as follows: state income taxes added 4% and permanent differences between our U.S. GAAP income and taxable income added 1%. For the nine-month period ended September 30, 2019, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 34% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 2% and divestiture of component 2 goodwill resulted in an increase of 6%.

We made income tax payments (net of refunds) of approximately $50 million and $12 million during the nine-months ended September 30, 2020 and 2019, respectively.

We have approximately $438 million of federal operating loss carryforwards, that expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $677 million of various state operating loss carryforwards, of which we expect approximately half will be utilized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results. We do not currently expect the CARES Act to have a material impact on our annual estimated effective tax rate.

13.    Segment information

The Company operates in two business segments: broadcasting and production companies. The broadcasting segment operates television stations located across 94 local markets in the United States. The production companies segment includes the production of television and event content. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning the Company’s operating segments (in millions):

		Production
As of and for the Nine months ended September 30, 2020:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,557	$32	$-	$1,589
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	985	32	47	1,064
Depreciation and amortization	136	9	2	147
(Gain) loss on disposal of assets, net	(21)	(2)	-	(23)
Operating expenses	1,100	39	49	1,188
Operating income	$457	$(7)	$(49)	$401

Interest expense	$-	$-	$143	$143
Capital expenditures (excluding business combinations)	$69	$1	$-	$70
Goodwill	$1,408	$40	$-	$1,448
Total Assets	$6,508	$139	$577	$7,224

For the Nine months ended September 30, 2019:

Revenue (less agency commissions)	$1,481	$62	$-	$1,543
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	986	57	83	1,126
Depreciation and amortization	135	9	2	146
(Gain) loss on disposal of assets, net	(27)	-	-	(27)
Operating expenses	1,094	66	85	1,245
Operating income	$387	$(4)	$(85)	$298

Interest expense	$-	$-	$173	$173
Capital expenditures (excluding business combinations)	$69	$-	$4	$73

As of December 31, 2019:

Goodwill	$1,405	$41	$-	$1,446
Total Assets	$6,530	$153	$289	$6,972

14.     Subsequent Events

Stock Repurchase Authorization.   On November 4, 2020, the Board of Directors authorized the Company to repurchase up to an additional $150 million of outstanding common stock (GTN) and/or Class A common stock (GTN.A) through December 31, 2023. The Company has not yet repurchased any shares under this expanded authorization. This additional authorization increases the total capacity under Gray's share repurchase program to $220 million when combined with the approximately $70 million remaining under its previous authorization. Share repurchases would be implemented through purchases made from time to time in either the open market or private transactions in accordance with applicable securities law requirements, including Rule 10b5-1. The extent to which the we repurchase any of our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. We are not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

Issuance of and Redemption of Notes. On October 19, 2020, we issued $800 million of our 2030 Notes and used the net proceeds therefrom, after deducting transaction fees and estimated expenses, to redeem all of our outstanding 2024 Notes and to pay all fees and expenses in connection with the offering, including the redemption premium applicable to the 2024 Notes. We intend to use the remaining net proceeds for general corporate purposes, which could include the repayment of outstanding debt from time to time.

The interest rate and yield on the 2030 Notes is 4.75%. The 2030 Notes rank equally with the 2027 Notes and the 2026 Notes and the 2030 Notes mature on October 15, 2030. Interest is payable semiannually, on April 15 and October 15 of each year.

Lubbock Transactions.  On October 18, 2020, Gray entered into agreements with Ramar Communications, Inc. (“Ramar”) and SagamoreHill through which Gray will acquire KLCW-TV (CW) and two low power stations in the Lubbock, Texas market (DMA 142), as well as certain non-license assets of Ramar’s KJTV-TV (FOX) and two additional low power stations, for a combined purchase price of $20 million.  At the closing of these transactions, Gray will enter into a shared services agreement with SagamoreHill to provide news and back-office services to KJTV-TV and its associated low power stations.  Subject to receipt of regulatory and other approvals, the parties anticipate closing these transactions in the coming months.

Sioux Falls Transactions.  On November 2, 2020, Gray entered into a new network affiliation agreement with the FOX Broadcasting Network for one of its television stations in the Sioux Falls, South Dakota television market (DMA 115) market that utilize certain non-license assets that Gray acquired at the same time from Independent Communications, Inc., the former FOX affiliate for the market.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During the nine-months ended September 30, 2020 and 2019, we derived approximately 21% and 24%, respectively, of our total broadcast advertising revenue from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$188	31.1%	$218	42.2%	$549	34.6%	$655	42.4%
National	49	8.1%	56	10.8%	136	8.6%	162	10.5%
Political	128	21.2%	22	4.3%	185	11.6%	30	1.9%
Retransmission consent	217	35.9%	196	37.9%	650	40.9%	601	39.0%
Production companies	11	1.8%	16	3.1%	32	2.0%	62	4.0%
Other	11	1.9%	9	1.7%	37	2.3%	33	2.2%
Total	$604	100.0%	$517	100.0%	$1,589	100.0%	$1,543	100.0%

Results of Operations

Three-Months Ended September 30, 2020 (“the 2020 three-month period”) Compared to Three-Months Ended September 30, 2019 (“the 2019 three-month period”)

Revenue. Total revenue increased $87 million, or 17%, to $604 million in the 2020 three-month period from the 2019 three-month period. Total revenue increased primarily due to a increase of $106 million in political advertising revenue as a result of 2020 being the “on-year” of the two-year election cycle, and by an increase in retransmission consent revenue. Retransmission consent revenue increased $21 million due to increases in rates. Combined, local and national revenue decreased by $37 million in the 2020 three-month period and production company revenue decreased by $5 million. We attribute the decreases primarily to the effects of the COVID-19 pandemic, that has affected our customers and our sports and event programming.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $10 million, or 3%, to $326 million in the 2020 three-month period from the 2019 three-month period. The difference was the result of an increase in retransmission expense, consistent with the increased retransmission consent revenue, partially offset by decreases in station operating expenses. Non-cash stock based compensation included in broadcast expenses was less than $1 million in the 2020 three-month period, but was $2 million in the 2019 three-month period.

Production company expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets), related to the production companies, were $8 million in the 2020 three-month period, compares to approximately $13 million in the 2019 three month period. The decrease was primarily due to the effects of the COVID-19 pandemic.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $1 million, or 7%, to $15 million. Non-compensation expense increased primarily as a result of professional fees related to acquisition activities. Professional fees related to all of our acquisition activities were approximately $1 million in the 2020 three-month period. Compensation expense decreased $1 million primarily as a result of decreased incentive compensation costs. We recorded corporate non-cash stock-based amortization expense of $4 million and $3 million in the 2020 and 2019 three-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $27 million and $20 million in the 2020 three-month period and the 2019 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets totaled $26 million and $29 million in the 2020 three-month period and the 2019 three-month period, respectively. Amortization decreased primarily due to the definite-lived intangible assets becoming fully amortized.

Gain on Disposals of Assets, Net. We reported gains on disposals of assets of $10 million in the 2020 three-month period and $14 million in the 2019 three-month period. These gains were primarily related to assets disposals from the FCC Repack process.

Interest Expense. Interest expense decreased $12 million, or 21%, to $45 million for the 2020 three-month period compared to the 2019 three-month period. This decrease in interest expense is due to both a decrease in principal and interest rates. The average interest rate, excluding amortization of deferred financing costs, on our total outstanding debt balance was 4.4% and 5.4% during the 2020 three-month period and 2019 three-month period, respectively. Our average outstanding debt principal balance was $3.8 billion and $4.0 billion during the 2020 and 2019 three-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $43 million and $23 million in the 2020 and 2019 three-month periods, respectively. Our effective income tax rates were 26% and 28% in the 2020 and 2019 three-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2020 three-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of 26% as follows: state income taxes added 4% and permanent differences between our U.S. GAAP income and taxable income added 1%.

Nine-Months Ended September 30, 2020 (“the 2020 nine-month period”) Compared to Nine-Months Ended September 30, 2019 (“the 2019 nine-month period”)

Revenue. Total revenue increased $46 million, or 3%, to $1.6 billion in the 2020 nine-month period from the 2019 nine-month period. Political advertising revenue increased by $155 million, resulting primarily from 2020 being the “on-year” of the two-year election cycle. Retransmission consent revenue increased by $49 million as a result of increased rates in 2020. Combined, local and national revenue decreased by $132 million in the 2020 nine-month period and production company revenue decreased by $30 million. We attribute these decreases primarily to the effects of the COVID-19 pandemic which has affected our customers and our sports and event programming. Local and national revenue from the broadcast of the 2020 Super Bowl on our FOX-affiliated stations was approximately $3 million, compared to $5 million that we earned from the broadcast of the 2019 Super Bowl on our CBS-affiliated stations.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased $1 million, to $985 million. Compensation expenses decreased by approximately $14 million in the 2020 nine-month period. Non-payroll broadcast operating expenses increased by approximately $13 million which included retransmission expense that increased by $57 million in the 2020 nine-month period consistent with the increased retransmission consent revenue. Transaction related expenses decreased by $38 million in the 2020 nine-month period compared to the transaction related expenses incurred in 2019 nine-month period. We recorded broadcast non-cash stock-based amortization expense of $4 million and $3 million in the 2020 and 2019 nine-month periods, respectively.

Production Company Expenses. Production company expenses (before depreciation, amortization and loss (gain) on disposal of assets) decreased by approximately $25 million in the 2020 nine-month period to $32 million, compared to $57 million in the 2019 nine-month period. Compensation expenses decreased by $3 million, and non-compensation expenses decreased by $22 million in the 2020 nine-month period. These decreases were primarily due to the effects of the COVID-19 pandemic.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $36 million, or 43%, to $47 million in the 2020 nine-month period compared to the 2019 nine-month These decreases were the result of a decrease of $34 million of transaction related expenses incurred in 2019 that did not re-occur in the current year. We recorded corporate non-cash stock-based amortization expense of $8 million and $7 million in the 2020 and 2019 nine-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $69 million and $60 million in the 2020 nine-month period and the 2019 nine-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets totaled $78 million and $86 million in the 2020 nine-month period and the 2019 nine-month period, respectively. Amortization expense decreased primarily due to finite-lived intangible assets becoming fully amortized.

Gain on Disposals of Assets, Net. We reported gains on disposals of assets of $23 million in the 2020 nine-month period and $27 million in the 2019 nine-month period. These gains were primarily related to assets disposals from the FCC Repack process.

Interest Expense. Interest expense decreased $30 million, or 17%, to $143 million for the 2020 nine-month period compared to the 2019 nine-month period. This decrease was attributable to both a decrease in loan principal and interest rates.The average interest rate, excluding amortization of deferred financing costs, on our total outstanding debt balance was 4.7% and 5.5% during the 2020 and 2019 nine-month periods, respectively. Our average outstanding debt balance was $3.8 billion and $4.0 billion during the 2020 and 2019 nine-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $67 million and $44 million in the 2020 and 2019 nine-month periods, respectively. Our effective income tax rates were 26% and 34% in the 2020 and 2019 nine-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2020 nine-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of 26% as follows: state income taxes added 4% and permanent differences between our U.S. GAAP income and taxable income added 1%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$488	$255
Net cash used in investing activities	(129)	(2,646)
Net cash provided by (used in) financing activities	(104)	1,298
Net (decrease) increase in cash	$255	$(1,093)

	As of
	September 30, 2020	December 31, 2019
Cash	$467	$212
Long-term debt, including current portion	$3,706	$3,697
Series A perpetual preferred stock	$650	$650
Borrowing availability under Revolving Credit Facility	$200	$200

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $488 million in the 2020 nine-month period compared to $255 million in the 2019 nine-month period. The increase of $233 million in the 2020 nine-month period was the result of a $101 million increase in net income, offset by a $29 million increase in net non-cash expenses, primarily depreciation of fixed assets and amortization of definite-lived intangible assets. Approximately $103 million of cash was provided by changes in net working capital.

Net cash used in investing activities was $129 million in the 2020 nine-month period compared to net cash used in investing activities of $2.6 billion for the 2019 nine-month period. The decrease in the amount used was largely due to the acquisition and divestiture activities in the 2019 nine-month period, that did not re-occur in the 2020 nine-month period.

Net cash used in financing activities was approximately $104 million in the 2020 nine-month period compared to net cash provided by financing activities of $1.3 billion in the 2019 nine-month period. We used approximately $39 million of cash to pay dividends to holders of our preferred stock and approximately $59 million to repurchase shares of our common stock on the open market in the 2020 nine-month period. Cash provided by financing activities in the 2019 nine-month period was primarily due to the borrowings under our 2019 Term Loan to finance our acquisition activities in the 2019 nine-month period.

Liquidity

On October 19, 2020, we issued $800 million of 4.750% 2030 Notes. We used the net proceeds therefrom, after deducting transaction fees and estimated expenses, to redeem all of our outstanding 2024 Notes and to pay all fees and expenses in connection with the offering, including the redemption premium applicable to the 2024 Notes. We intend to use the remaining net proceeds for general corporate purposes, which could include the repayment of outstanding debt from time to time. Currently, we estimate that we will make approximately $167 million in debt interest payments over the twelve months immediately following September 30, 2020.

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

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2020 and 2019 nine-month periods were $70 million and $73 million, respectively. Excluding Repack, our capital expenditures were $51 million and $38 million, respectively. Our capitalized Repack costs for the 2020 and 2019 nine-month periods were $19 million and $34 million, respectively. As of September 30, 2020, the amount requested from the FCC for Repack, but not yet received, was approximately $6 million. Excluding Repack, we expect that our capital expenditures will be approximately $24 million to $29 million during the remainder of 2020. In addition, capital expenditures for Repack during the remainder of 2020 are expected to range between approximately $12 million to $19 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Other

Our strategy includes the pursuit of accretive acquisition and/or investment opportunities. Currently we have commitments to acquire television stations and to make investments in broadcasting, production, technology companies and other assets that total approximately $80 million. These transactions are expected to close in the fourth quarter of 2020 or early in 2021.

We file a consolidated federal income tax return and such state and local tax returns as are required. We made income tax payments (net of refunds) of approximately $50 million and $12 million in the 2020 and 2019 nine-month periods, respectively. We anticipate making income tax payments (net of refunds) of approximately $7 million during the remainder of 2020.

We have approximately $438 million in federal operating loss carryforwards, that expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $677 million of various state operating loss carryforwards, of which we expect approximately half million will be utilized.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general, our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments, the expected impact of acquisitions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2019 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2020 has not materially changed since December 31, 2019. Our market risk profile as of December 31, 2019 is disclosed in our 2019 Form 10-K.

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

During the nine-month period ended September 30, 2020, the effects of the COVID-19 pandemic have caused us to implement changes in our working environment and possibly our internal controls over financial reporting. We are evaluating the impact of these disruptions and are evaluating the impact on our controls.

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

On December 15, 2019, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10b-18 and 10b5-1 of the Exchange Act. The 2019 IRP facilitated the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During the second quarter of 2020, we terminated the 2019 IRP. Later in the second quarter of 2020, we repurchased additional shares of our common stock on the open market under the 2019 Repurchase Authorization.

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

The following table summarizes repurchases of our common stock in the three-months ended September 30, 2020, all of which were pursuant to the 2019 Repurchase Authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

July 1, 2020 through July 31, 2020:	-	$0.00	-	$79,957,722

August 1, 2020 through August 31, 2020:	649,000	$15.64	649,000	$69,805,909

September 1, 2020 through September 30, 2020:	-	$0.00	-	$69,805,909

Total	649,000	$15.64	649,000

(1)	All shares purchased were shares of common stock.
(2)	Amount excludes brokerage commissions.
(3)	The amounts presented at each respective month-end include the remaining dollar value available to purchase common stock and/or our Class A common stock under the 2019 Repurchase Authorization.

Item 6.     Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

4.1

Indenture, dated as of October 19, 2020, by and among Gray Television, Inc., the Guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 19, 2020)

4.2	Form of 4.750% Senior Note due 2030 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on October 19, 2020)
31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2020 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: November 5, 2020	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer