Form 10-K
period 2020-12-31
GRAY TELEVISION INC
filed 2021-02-25
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation)	58-0285030 (I.R.S. Employer Identification No.)

4370 Peachtree Road, NE Atlanta, GA (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock (no par value)	GTN.A	New York Stock Exchange
common stock (no par value)	GTN	New York Stock Exchange

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2020: Class A common stock and common stock; no par value –$1,124,589,521.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
88,223,962 shares outstanding as of February 19, 2021	7,214,838 shares outstanding as of February 19, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders, are incorporated by reference into Part III.

GRAY TELEVISION, INC.

Table of Contents

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, statements about the evolving and uncertain nature of novel coronavirus and its related disease (“COVID-19”) global pandemic and its impact on us, the media industry, and the economy in general, our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, assumptions underlying various estimates and estimates of future obligations and commitments, and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. BUSINESS

In this annual report on Form 10-K (“Annual Report”), unless otherwise indicated or the context otherwise requires, the words “Gray,” “the Company,” “we,” “us,” and “our” refer to Gray Television, Inc. and its consolidated subsidiaries.

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying economic assumptions relied upon therein and cannot guarantee the accuracy or completeness of such data.

General

We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television (“television” or “TV”) stations and digital assets in the United States (“US”). We currently own and/or operate television stations and leading digital properties in 94 television markets that collectively reach approximately 24% of US television households. During 2020, our stations were ranked first in average all-day ratings in 70 markets, and ranked first and/or second in 86 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Our operating revenues are derived primarily from broadcast and internet advertising and from retransmission consent fees. For the years ended December 31, 2020, 2019 and 2018 our total revenue was $2.4 billion, $2.1 billion and $1.1 billion, respectively.

Markets and Stations

We believe a key driver for our strong market position is our focus on strong local news and information programming. We believe that our market position and our strong local teams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2020 and 2019, our largest markets, by revenue, were Charlotte, North Carolina and Cleveland-Akron, Ohio which each contributed approximately 4% of our revenue in 2020 and 2019, respectively. Our top 10 markets by revenue contributed approximately 24% of our total revenue in each of the years ended December 31, 2020 and 2019. For the year ended December 31, 2020, our CBS-affiliated channels accounted for approximately 36% of total revenue; our NBC-affiliated channels accounted for approximately 32% of total revenue; our ABC-affiliated channels accounted for approximately 14% of total revenue; and our FOX-affiliated channels accounted for approximately 10% of total revenue. We refer to CBS, NBC, ABC and FOX as the “Big Four” networks.

In each of our markets, we own and operate at least one television station broadcasting a primary channel affiliated with one of the Big Four networks. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. Nearly all of our stations broadcast secondary digital channels that are affiliated with various networks or are independent of any network. The terms of our affiliations with broadcast networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates through December 2023.

Television Industry Background

The Federal Communications Commission (“FCC”) grants broadcast licenses to television stations. There are only a limited number of broadcast licenses available in any one geographic area. Each commercial television station in the US is assigned to one of 210 designated market areas (“DMAs”). These markets are ranked in size according to their number of television households, with the market having the largest number of television households ranked number one (New York City). Each DMA is an exclusive geographic area consisting of all counties (and in some cases, portions of counties) in which the home-market commercial television stations receive the greatest percentage of total viewing hours.

Television station revenue is derived primarily from local, regional and national advertising revenue and retransmission consent fees. Television station revenue is also derived to a much lesser extent from studio and tower space rental fees and production activities. “Advertising” primarily refers to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content such as email messages, mobile applications, and other electronic content distributed by stations. Advertising rates are typically driven by: (i) the size of a station’s market; (ii) a station’s overall ratings; (iii) a program’s popularity among targeted viewers; (iv) the number of advertisers competing for available time; (v) the demographic makeup of the station’s market; (vi) the availability of alternative advertising media in the market; (vii) the presence of effective sales forces; and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications. Advertising rates can also be determined in part by the station’s ratings and market share among particular demographic groups that an advertiser may be targeting.

Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Strategy

Our success is based on the following strategies:

Grow by Leveraging our Diverse National Footprint. We serve a diverse and national footprint of television stations. We currently operate in DMAs ranked between 15 and 209. We operate in many markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are also diversified across our broadcast programming.

Maintain and Grow our Market Leadership Position. According to Comscore, during 2020, our owned and operated television stations achieved the #1 ranking in overall audience in 70 of our 94 markets. In addition, our stations achieved the #1 and/or #2 ranking in overall audience in 86 of our 94 markets.

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

We also believe that our local market leadership positions help us in negotiating more beneficial terms in our major network affiliation agreements, which currently expire at various dates through December 2023, and in our syndicated programming agreements. These leadership positions also give us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators, and other multichannel video programming distributors (“MVPDs”).

We intend to maintain our market leadership position through continued prudent investment in our news and syndicated programs, as well as continued technological advances and workflow improvements. We expect to continue to invest in technological upgrades in the future. We believe the foregoing will help us maintain and grow our market leadership, thereby enhancing our ability to grow and further diversify our revenues and cash flows.

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, we have completed several acquisition and divestiture transactions, including some that had a material impact on our results of operations. For more information on these transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in each of 2020 and 2019, which we may also refer to collectively as our “acquisitions,” our “recent acquisitions” or “the acquisitions.”

Continue to Monetize Digital Spectrum. In addition to each station’s primary channel, we also broadcast a number of secondary channels. Certain secondary channels are simultaneously affiliated with more than one network. Our strategy includes expanding upon our digital offerings and sales. We continuously evaluate opportunities to use spectrum for future delivery of data to mobile devices using a new transmission standard.

Continue to Maintain Prudent Cost Management. Historically, we have closely managed costs to maintain and improve our margins. We believe that our market leadership position provides additional negotiating leverage that enables us to lower, on a relative basis, our syndicated programming costs. We have increased the efficiency of our stations by automating video production and back office processes. We believe that we will be able to further benefit from cost and operational efficiencies as we continue to grow.

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. In recent years, we acted to improve the terms of our debt by amending or replacing our long-term debt to secure favorable terms while interest rates are at historically low levels. During 2020, we issued additional fixed rate debt with extended maturity and used a portion of the proceeds to redeem fixed rate debt that was due to mature in 2024. During 2019, we completed the acquisition of all the equity interests of Raycom Media, Inc. (“Raycom”) and other related transactions (the “Raycom Merger”) using a financing plan composed of our cash on hand, common stock, preferred stock, attractively priced fixed rate debt and an amended term loan facility. We continually evaluate opportunities to improve our balance sheet. For more information regarding the Raycom Merger, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein.

Stations

The following table provides information about our television stations as of February 19, 2021:

Primary
Broadcast
		Station		Network	License
DMA		Call		Affiliation	Expiration
Rank (a)	DMA	Letters		(b)	Date (c)

15	Tampa-St. Pete (Sarasota), FL	WWSB		ABC	2/1/2021
19	Cleveland/Akron (Canton), OH	WOIO		CBS	10/1/2021
19	Cleveland/Akron (Canton), OH	WUAB		CW	10/1/2021
23	Charlotte, NC	WBTV		CBS	12/1/2028
34	Cincinnati, OH	WXIX		FOX	8/1/2021
41	West Palm Beach/Ft. Pierce, FL	WFLX		FOX	2/1/2021
49	Louisville, KY	WAVE		NBC	8/1/2021
50	Birmingham (Anniston and Tuscaloosa), AL	WBRC		FOX	4/1/2021
51	New Orleans, LA	WVUE		FOX	6/1/2021
52	Memphis, TN	WMC		NBC	8/1/2021
54	Richmond/Petersburg, VA	WWBT		NBC	10/1/2028
54	Richmond/Petersburg, VA	WUPV		CW	10/1/2028
60	Knoxville, TN	WVLT		CBS	8/1/2021
60	Knoxville, TN	WBXX		CW	8/1/2021
64	Flint/Saginaw/Bay City, MI	WJRT		ABC	10/1/2021
65	Green Bay/Appleton, WI	WBAY		ABC	12/1/2021
66	Honolulu, HI	KHNL		NBC	2/1/2023
66	Honolulu, HI	KGMB		CBS	2/1/2023
66	(Hilo, HI)	KHBC	(d)	NBC/CBS	2/1/2022
66	(Wailuku, HI)	KOGG	(d)	NBC/CBS	2/1/2023
66	Honolulu, HI	KSIX		IND	2/1/2023
67	Lexington, KY	WKYT		CBS	8/1/2021
67	(Hazard, KY)	WYMT	(d)	CBS	8/1/2021
68	Wichita/Hutchinson, KS	KWCH		CBS	6/1/2022
68	Wichita/Hutchinson, KS	KSCW		CW	6/1/2022
68	(Ensign, KS)	KBSD	(d)	CBS	6/1/2022
68	(Goodland, KS)	KBSL	(d)	CBS	6/1/2022
68	(Hays, KS)	KBSH	(d)	CBS	6/1/2022
70	Springfield, MO	KYTV		NBC	2/1/2022
70	Springfield, MO	KSPR	(e)	ABC	2/1/2022
70	Springfield, MO	KYCW	(e)	CW	2/1/2022
72	Omaha, NE	WOWT		NBC	6/1/2022
74	Charleston/Huntington, WV	WSAZ		NBC	10/1/2028
74	Charleston/Huntington, WV	WQCW		CW	10/1/2021
75	Tucson (Sierra Vista), AZ	KOLD		CBS	10/1/2022
76	Roanoke/Lynchburg, VA	WDBJ		CBS	10/1/2028
76	Roanoke/Lynchburg, VA	WZBJ	(e)	MY	10/1/2028
78	Toledo, OH	WTVG		ABC	10/1/2021
79	Columbia, SC	WIS		NBC	12/1/2028
80	Madison, WI	WMTV		NBC	12/1/2021
81	Huntsville/Decatur (Florence), AL	WAFF		NBC	4/1/2021

Our television stations, continued:

Primary
Broadcast
		Station		Network	License
DMA		Call		Affiliation	Expiration
Rank (a)	DMA	Letters		(b)	Date (c)

85	Burlington, VT/Plattsburgh, NY	WCAX		CBS	4/1/2023
85	Burlington, VT/Plattsburgh, NY	WYCI		H&I	6/1/2023
86	Colorado Springs/Pueblo, CO	KKTV		CBS	4/1/2022
87	Savannah, GA	WTOC		CBS	4/1/2021
88	Charleston, SC	WCSC		CBS	12/1/2028
89	Myrtle Beach/Florence, SC	WMBF		NBC	12/1/2028
91	Paducah, KY/Cape Girardeau, MO/Harrisburg, IL	KFVS		CBS	2/1/2022
91	Paducah, KY/Cape Girardeau, MO/Harrisburg, IL	WQWQ	(e)	CW	8/1/2021
92	Cedar Rapids/Waterloo/Iowa City/Dubuque, IA	KCRG		ABC	2/1/2022
93	Baton Rouge, LA	WAFB		CBS	6/1/2021
93	Baton Rouge, LA	WBXH	(e)	MY	6/1/2021
94	South Bend/Elkhart, IN	WNDU		NBC	8/1/2021
95	Waco/Temple/Bryan, TX	KWTX		CBS	8/1/2022
95	(Bryan, TX)	KBTX	(d)	CBS	8/1/2022
95	Waco/Temple/Bryan, TX	KNCT		CW	8/1/2022
96	Shreveport, LA	KSLA		CBS	6/1/2021
97	Jackson, MS	WLBT		NBC	6/1/2021
98	Greenville/New Bern, NC/Washington, DC	WITN		NBC	12/1/2020
101	Davenport/Rock Island/Moline, IA	KWQC		NBC	2/1/2022
106	Boise, ID	KNIN		FOX	10/1/2022
107	Evansville, IN	WFIE		NBC	8/1/2021
108	Lansing, MI	WILX		NBC	10/1/2021
109	Reno, NV	KOLO		ABC	10/1/2022
111	Augusta, GA/Aiken, SC	WRDW		CBS	4/1/2021
111	Augusta, GA/Aiken, SC	WAGT	(e)	NBC	4/1/2021
112	Tyler/Longview (Lufkin and Nacogdoches), TX	KLTV		ABC	8/1/2022
112	(Lufkin, TX)	KTRE	(d)	ABC	8/1/2022
113	Tallahassee, FL/Thomasville, GA	WCTV		CBS	4/1/2021
113	Tallahassee, FL/Thomasville, GA	WFXU	(e)	ME	4/1/2022
114	Lincoln/Hastings/Kearney, NE	KOLN		CBS	6/1/2022
114	(Grand Island, NE)	KGIN	(d)	CBS	6/1/2022
114	Lincoln/Hastings/Kearney, NE	KSNB		NBC	6/1/2022
114	(Hastings, NE)	KNHL		ME/MY	6/1/2022
114	Lincoln/Hastings/Kearney, NE	KCWH	(e)	CW	6/1/2022
115	Sioux Falls/Mitchell, SD	KSFY		ABC	4/1/2022
115	(Pierre, SD)	KPRY	(d)	ABC	4/1/2022
115	Sioux Falls/Mitchell, SD	KDLT		NBC/FOX	4/1/2022
115	(Mitchell, SD)	KDLV	(d)	NBC/FOX	4/1/2022
119	Montgomery/Selma, AL	WSFA		NBC	4/1/2021
120	Fargo/Valley City, ND	KVLY		NBC	4/1/2022
120	Fargo/Valley City, ND	KXJB	(e)	CBS	4/1/2022
123	La Crosse/Eau Claire, WI	WEAU		NBC	12/1/2021
124	Wilmington, NC	WECT		NBC	12/1/2028

Our television stations, continued:

Primary
Broadcast
		Station		Network	License
DMA		Call		Affiliation	Expiration
Rank (a)	DMA	Letters		(b)	Date (c)

129	Columbus, GA/Opelika, AL	WTVM		ABC	4/1/2021
132	Rockford, IL	WIFR	(e)	CBS	9/13/2021
134	Wausau/Rhinelander, WI	WSAW		CBS	12/1/2021
134	Wausau/Rhinelander, WI	WZAW	(e)	FOX	12/1/2021
137	Amarillo, TX	KFDA		CBS	8/1/2022
137	(Clovis, NM)	KZBZ	(d)	CBS	10/1/2022
137	Amarillo, TX	KEYU		TEL	8/1/2022
139	Panama City, FL	WJHG		NBC	2/1/2021
139	Panama City, FL	WECP	(e)	CBS	2/1/2021
140	Topeka, KS	WIBW		CBS	6/1/2022
142	Lubbock, TX	KCBD		NBC	8/1/2022
142	Lubbock, TX	KLCW		CW	8/1/2022
142	Lubbock, TX	KXTQ	(e)	TEL	8/1/2022
142	Lubbock, TX	KMYL	(e)	MY	8/1/2022
143	Minot/Bismark/Dickinson/Williston, ND	KFYR		NBC/FOX	4/1/2022
143	(Minot, ND)	KMOT	(d)	NBC/FOX	4/1/2022
143	(Williston, ND)	KUMV	(d)	NBC/FOX	4/1/2022
143	(Dickinson, ND)	KQCD	(d)	NBC/FOX	4/1/2022
145	Monroe, LA/El Dorado, AR	KNOE		CBS/ABC	6/1/2021
148	Anchorage, AK	KTUU		NBC	2/1/2023
148	Anchorage, AK	KYES	(e)	CBS	2/1/2023
150	Odessa/Midland, TX	KOSA		CBS	8/1/2022
150	(Big Springs)	KCWO	(d)	CW	8/1/2022
150	Odessa/Midland, TX	KWWT		MY	8/1/2022
150	Odessa/Midland, TX	KTLE	(e)	TEL	8/1/2022
151	Bangor, ME	WABI		CBS	4/1/2023
153	Bikoxi/Gulfport, MS	WLOX		ABC/CBS	6/1/2021
154	Wichita Falls, TX/Lawton, OK	KSWO		ABC	6/1/2022
154	Wichita Falls, TX/Lawton, OK	KKTM	(e)	TEL	6/1/2022
160	Gainesville, FL	WCJB		ABC	2/1/2021
161	Albany, GA	WALB		NBC/ABC	4/1/2021
161	Albany, GA	WGCW	(e)	CW	4/1/2021
163	Sherman/Ada, TX	KXII		CBS/FOX	8/1/2022
168	Hattiesburg/Laurel, MS	WDAM		NBC/ABC	6/1/2021
170	Lake Charles, LA	KPLC		NBC	6/1/2021
171	Harrisonburg, VA	WHSV		ABC	10/1/2028
171	Harrisonburg, VA	WSVF	(e)	FOX/CBS	10/1/2028
173	Rapid City, SD	KOTA		ABC	4/1/2022
173	Rapid City, SD	KEVN	(e)	FOX	4/1/2022
173	(Lead, SD)	KHSD	(d)	ABC/FOX	4/1/2022
173	(Sheridan, WY)	KSGW	(d)	ABC	10/1/2022

Our television stations, continued:

Primary
Broadcast
		Station		Network	License
DMA		Call		Affiliation	Expiration
Rank (a)	DMA	Letters		(b)	Date (c)

174	Watertown, NY	WWNY		CBS	6/1/2023
174	Watertown, NY	WNYF	(e)	FOX	6/1/2023
175	Dothan, AL	WTVY		CBS	4/1/2021
175	Dothan, AL	WRGX	(e)	NBC	4/1/2021
176	Clarksburg/Weston, WV	WDTV		CBS	10/1/2028
176	Clarksburg/Weston, WV	WVFX		FOX	10/1/2028
177	Marquette, MI	WLUC		NBC/FOX	10/1/2021
179	Bowling Green, KY	WBKO		ABC/FOX	8/1/2021
180	Alexandria, LA	KALB		NBC/CBS	6/1/2021
181	Grand Junction/Montrose, CO	KKCO		NBC	4/1/2022
181	Grand Junction/Montrose, CO	KJCT	(e)	ABC	4/1/2022
183	Jonesboro, AR	KAIT		ABC/NBC	6/1/2021
185	Laredo, TX	KGNS		NBC/ABC	8/1/2022
185	Laredo, TX	KYLX	(e)	CBS	8/1/2022
185	Laredo, TX	KXNU	(e)	TEL	8/1/2022
189	Charlottesville, VA	WVIR		NBC	10/1/2028
190	Meridian, MS	WTOK		ABC	6/1/2021
192	Parkersburg, WV	WTAP		NBC	10/1/2028
192	Parkersburg, WV	WIYE	(e)	CBS	10/1/2028
192	Parkersburg, WV	WOVA	(e)	FOX	10/1/2028
193	Twin Falls, ID	KMVT		CBS	10/1/2022
193	Twin Falls, ID	KSVT	(e)	FOX	10/1/2022
195	Cheyenne, WY/Scottsbluff, NE	KGWN		CBS	10/1/2022
195	(Scottsbluff, NE)	KSTF	(d)	CBS	6/1/2022
195	Cheyenne, WY/Scottsbluff, NE	KCHY	(e)	NBC	10/1/2022
198	Mankato, MN	KEYC		CBS/FOX	4/1/2022
198	Mankato, MN	KMNF	(e)	NBC	4/1/2022
200	Casper/Riverton, WY	KCWY		NBC	10/1/2022
201	Ottumwa, IA/Kirksville, MO	KYOU		NBC/FOX	2/1/2022
203	Fairbanks, AK	KXDF		CBS	2/1/2023
203	Fairbanks, AK	KTVF	(e)	NBC	2/1/2023
203	Fairbanks, AK	KFXF	(e)	MY	2/1/2023
206	Presque Isle, ME	WAGM		CBS/FOX	4/1/2023
206	Presque Isle, ME	WWPI		NBC	4/1/2023
207	Juneau, AK	KATH		NBC	2/1/2023
207	Juneau, AK	KYEX	(e)	CBS	2/1/2023
209	North Platte, NE	KNOP		NBC	6/1/2022
209	(Scottsbluff, NE)	KNEP	(d)	NBC	6/1/2022
209	North Platte, NE	KNPL	(e)	CBS	6/1/2022
209	North Platte, NE	KIIT	(e)	FOX	6/1/2022

(a)	DMA rank and names for the 2020-2021 television season based on information published by Comscore.
(b)	Indicates primary network affiliations. All primary channels and nearly all of our secondary channels broadcast by the stations are affiliated with at least one broadcast network.
(c)

Indicates expiration dates of primary FCC broadcast license. Under FCC rules, a station’s license term is extended past the stated expiration date during the FCC’s processing of a timely-filed license renewal application. We anticipate that all pending license renewal applications will be granted in due course.

(d)	Station is a satellite station under FCC rules and simulcasts the programming of our primary channel in its market. Station may offer some locally originated programming, such as local news.
(e)	Station is a Class A or low-power television station.

Cyclicality, Seasonality and Revenue Concentrations

Broadcast stations like ours rely on advertising revenue and are therefore sensitive to cyclical changes in the economy. Our political advertising revenue is generally not as significantly affected by economic slowdowns or recessions as non-political advertising revenue.

Broadcast advertising revenue is generally highest in the second and fourth quarters. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the Christmas holiday season. Broadcast advertising revenue is also typically higher in even-numbered years due to spending by political candidates, political parties and special interest groups during the “on year” of the two-year election cycle. Political advertising spending is typically heaviest during the fourth quarter. In addition, the broadcast of the Olympic Games by our NBC-affiliated stations generally leads to increased viewership and revenue during those years.

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2020, 2019 or 2018, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. During the years ended December 31, 2020, 2019 and 2018 approximately 21%, 25% and 25%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from this industry may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

Station Network Affiliations. In addition to affiliations with ABC, CBS, NBC and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network, the MeTV Network, Justice, Circle, This TV Network, Antenna TV, Telemundo, Cozi, Heroes and Icons and MOVIES! Network. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast independent and local news/weather channels in some markets.

On January 1, 2020, Circle Media, LLC (“Circle”), a Nashville, Tennessee based joint venture between Opry Entertainment Group, a subsidiary of Ryman Hospitality Properties, and Gray launched a new country music and lifestyle television network on secondary channels of numerous television stations. Circle offers various content including entertainment news, documentaries, movies, archival, new and licensed programming, Grand Ole Opry performances, and more. Circle is currently broadcast on Gray television stations in approximately 75% of our markets as well as on stations in markets such as New York, Los Angeles, Philadelphia, Dallas-Ft. Worth, Atlanta, Nashville and many others through separate distribution agreements with CBS television stations, Meredith Corporation, and other broadcasters. Circle is also available on streaming platforms including Samsung TV Plus, The Roku Channel, Xumo, Redbox and Vizio.

The Big Four networks dominate broadcast television in terms of the amount of viewership that their original programming attracts. The “Big Three” major broadcast networks of CBS, NBC and ABC provide their respective network affiliates with a majority of the programming broadcast each day. FOX and CW provide their affiliates with a smaller portion of each day’s programming compared to the Big Three networks. The CW Plus Network generally provides programming for the entire broadcast day for CW affiliates in markets smaller than the top 100 DMAs.

We believe most successful commercial television stations obtain their brand identity from locally produced news programs; however, the affiliation of a station’s channels with one of the Big Four major networks can have a significant impact on the station’s programming, revenues, expenses and operations. A typical network provides an affiliate with network programming in exchange for a substantial majority of the advertising time available for sale during the airing of the network programs. The network then sells this advertising time and retains the revenue. The affiliate sells the remaining advertising time available within the network programming and non-network programming, and the affiliate retains most or all of these revenues. In seeking to acquire programming to supplement network-supplied programming, which we believe is critical to maximizing affiliate revenue, affiliates compete primarily with other affiliates and independent stations in their markets and, in certain cases, various national non-broadcast networks (“cable networks”) and various video streaming services that present competitive programming. The Big Four networks and CW charge fees to their affiliates for receiving network programming.

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

Competition

Television stations compete for audiences, certain programming (including news) and advertisers. Cable network programming is a significant competitor of broadcast television programming. No single cable network regularly attains audience levels comparable to any major broadcast network. Despite increasing competition from cable channels, streaming services, digital platforms, social media, and internet-delivered video channels, television broadcasting remains the dominant distribution system for mass-market television advertising. In addition, signal coverage and carriage on MVPD systems materially affect a television station’s competitive position.

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

MVPD systems have significantly altered the competitive landscape for audience in the television industry. Specifically, MVPD systems can increase a broadcasting station’s competition for viewers in a market by providing both cable networks and distant television station signals not otherwise available to the station’s audience.

Other sources of competition for audiences, programming and advertisers include streaming services, internet websites, mobile applications and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems.

Recent developments by many companies, including internet streaming service providers and internet website operators, have expanded, and are continuing to expand, the variety and quality of broadcast and non-broadcast video programming available to consumers via the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming has, and is expected to further become, available through non-traditional methods, which can directly impact the number of TV viewers, and thus indirectly impact station rankings, popularity and revenue possibilities of our stations.

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

Federal Regulation of the Television Broadcast Industry

General. Under the Communications Act of 1934 (“Communications Act”), television broadcast operations such as ours are subject to the jurisdiction of the FCC. Among other things, the Communications Act empowers the FCC to: (i) issue, revoke and modify broadcasting licenses; (ii) regulate stations’ operations and equipment; and (iii) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior FCC approval.

License Grant and Renewal. The FCC grants broadcast licenses to television stations for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of television stations. The Communications Act requires the FCC to renew a licensee’s broadcast license if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. Historically the FCC has renewed broadcast licenses in substantially all cases. While we are not currently aware of any facts or circumstances that might prevent the renewal of our stations’ licenses at the end of their respective license terms, we cannot provide any assurances that any license will be renewed. Failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business. Under the Communications Act, the term of a broadcast license is automatically extended pending the FCC’s processing of a renewal application. For further information regarding the expiration dates of our stations’ current licenses and renewal application status, see the table under the heading “Stations”.

Media Ownership Restrictions and FCC Proceedings. The FCC’s broadcast ownership rules affect the number, type and location of broadcast properties that we may hold or acquire. The FCC adopted significant changes to its ownership rules, which took effect in February 2018. In November 2019, the U.S. Court of Appeals for the Third Circuit issued a mandate that vacated the FCC’s changes and reinstated the prior ownership rules. The Supreme Court of the United States granted the FCC’s petition for certiorari seeking review of the Third Circuit decision. The case was argued before the Supreme Court on January 19, 2021. The reinstated rules limit the common ownership, operation or control of, and “attributable” interests or voting power in: (i) television stations serving the same area; (ii) television stations and radio stations serving the same area; and (iii) daily newspapers and television or radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In December 2018, the FCC began the new quadrennial review of its ownership rules. In its Notice of Proposed Rulemaking (“NPRM”), the FCC is seeking comments on competition in the local television marketplace, including: (i) whether its current two-stations to a market limit should be relaxed or tightened; (ii) whether it should modify its general prohibition on owning two stations ranked among the top-four in a market; (iii) if the FCC’s television market analysis should consider the factors the United States Department of Justice (“DOJ”) applies to local television issues; and (iv) how the FCC should evaluate competition among television stations.

Local TV Ownership Rules. The FCC’s current television ownership rules allow one entity to own two commercial television stations in a DMA as long as the specified service contours of the stations do not overlap or, if they do, at least one of the stations is not ranked among the top four stations in the DMA and at least eight independently owned, full-power stations will remain in the DMA. Waivers of this rule may be available if at least one of the stations in a proposed combination qualifies, pursuant to specific criteria set forth in the FCC’s rules, as failed, failing, or unbuilt.

Cross-Media Limits. The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market.

National Television Station Ownership Rule. The maximum percentage of US households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations. In December 2017, the FCC issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF discount.

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

Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage components generally are not deemed attributable under the FCC’s current rules and policies. However, the FCC previously requested comment on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules. The DOJ has taken steps under the antitrust laws to block certain transactions involving joint sales or other services agreements.

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

EEO Rules. The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with EEO rules and may be sanctioned for noncompliance.

MVPD Retransmission of Local Television Signals. Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all MVPD systems serving their market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s signal without its consent (“retransmission consent”). Stations must make this election by October 1 every three years. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current election cycle commenced on January 1, 2021 and ends on December 31, 2023. During this period, our stations elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets.

In accordance with STELAR, the FCC has promulgated rules that: (i) grant DBS providers the right to seek market modifications based on factors similar to those used in the cable industry; (ii) broaden the FCC’s prohibition against joint retransmission negotiations by prohibiting joint retransmission negotiations by any stations in the same DMA not under common control; (iii) prohibit a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iv) eliminate the “sweeps prohibition,” which precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

We currently are not a party to any agreements that delegate our authority to negotiate retransmission consent for any of our television stations or that grant us authority to negotiate retransmission consent for any other television station. Nevertheless, we cannot predict how the FCC’s restriction on joint negotiation might impact future opportunities.

The FCC has sought comment on whether it should modify or eliminate the network non-duplication and syndicated exclusivity rules. In March 2020, the FCC sought comment on whether it should modernize its methodology for determining whether a television station is significantly viewed in a community outside of its local television market. Under exceptions to the network non-duplication and syndicated exclusivity rules, cable operators and satellite carriers are not required to delete the duplicating network or syndicated programming where the signal of the otherwise distant station is determined to be significantly viewed in the relevant community. We cannot predict the outcome of these proceedings. If, however, the FCC eliminates or relaxes its rules enforcing our program exclusivity rights, it could affect our ability to negotiate future retransmission consent agreements, and it could harm our ratings and advertising revenue if cable and satellite operators import duplicative programming.

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

In December 2019, the Satellite Television Community Protection and Promotion Act of 2019 and the Television Viewer Protection Act of 2019 (the “TVPA of 2019”) were signed into law. Among other things, these acts (i) made permanent the copyright license set out in Section 119 of the Copyright Act; (ii) limited eligibility for use of the Section 119 license to retransmit the signals of network television broadcast stations to unserved households to those satellite operators who provide local-into-local service to all DMAs; and (iii) modified the definition of unserved households to those households located in a “short market” (which, in turn, was defined as a local market in which programming of one or more of the top four networks is not offered on either the primary or multicast stream by any network station in that market). The TVPA of 2019 also made permanent the requirement that broadcasters and MVPDs negotiate in good faith and adds a provision that (i) allows MVPDs to designate a buying group to negotiate retransmission consent agreements on their behalf and (ii) requires large stations groups, such as us, to negotiate in good faith with a qualified MVPD buying group. The rules that the FCC promulgated to implement those provisions of the TVPA of 2019 became effective in July 2020.

In December 2020, we filed a good faith negotiation complaint against Citizens Telecom Services Company, LLC d/b/a Frontier Communications (“Frontier”) stating that Frontier violated its duty to negotiate in good faith concerning the carriage of WWSB(TV), Sarasota, Florida, WCSC-TV, Charleston, South Carolina, and WMBF-TV, Myrtle Beach, South Carolina. The stations currently are not being carried on the Frontier systems, and the proceeding remains pending at the FCC.

The Incentive Auction concluded in 2017 requiring the FCC to reallocate 84 MHz of spectrum to new users. As part of this reallocation process, certain television stations that did not sell their spectrum in the reverse auction were required to change channels and modify their transmission facilities (the “Repack”). The FCC was required to use “reasonable efforts” to preserve a station’s coverage area and population served and cannot require a station to involuntarily move from the UHF band to the VHF band or from the high VHF band to the low VHF band. These changes may constrain our ability to provide high definition programming and additional program streams, including mobile video services. The underlying legislation authorizes the FCC to reimburse stations for reasonable relocation costs. In March 2018, Congress adopted the Reimbursement Expansion Act (“REA”) to expand the list of entities eligible to be reimbursed for Repack expenses to include LPTV and TV translator stations. The REA also increased the funds available to reimburse full power and Class A stations. The FCC protected only full power and Class A television stations during the Repack. In certain markets, our low power television stations were displaced by this process requiring us to locate alternate channels for ongoing operations.

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

Human Capital

Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. We believe the substantial skills, experience and industry knowledge of our employees and our training of our customer-facing employees benefit our operations and performance. There are several ways in which we attract, develop, and retain highly qualified talent, including:

●

Training and investing in our employees. With competitive wages, healthcare benefits, a defined contribution retirement program and opportunities for job training and advancement, our employees develop skills and expertise necessary to build careers.

●

Driving a diverse and inclusive culture. We are committed to diversity and inclusion in every aspect of our business. As we strive to deliver high-quality products and services that exceed expectations, we embrace the unique perspectives and experiences of our employees and partners and the communities we serve. We are striving to enhance diversity at every level of our organization, including among our senior leaders.

We believe that diversity, equity and inclusion are principles that drive innovation and should guide us as we build our teams. We have been working with a professional consulting and training team to support our diversity, equity, and inclusion efforts since 2019.

In the summer of 2020, we accelerated our approach to diversity and inclusion. Every general manager and news director was engaged in a “Foundations in Equity” training series. At the time, we informed all of our employees in writing of our commitment to learning more about social justice and ways we can help our colleagues combat racism and discrimination.

We are building on the training from 2020 with pilot programs to continue training and identifying more opportunities for growth.

With the support and feedback of these pilot teams, we hope to outline strategies to continue the transformation of our workplace culture.

We are listening to the feedback from the pilot program teams and employees in general on these important topics.  We continue to encourage and support feedback from all our employees.

●

Focusing on a safe and healthy workplace. We value our employees and are committed to providing a safe and healthy workplace. All employees are required to comply with company safety rules and expectations and are expected to actively contribute to making our company a safer place to work. In response to the COVID-19 global pandemic, we continue to maintain operations while employing the latest guidelines to promote the health of our employees.

Employees

As of February 19, 2021, we had 7,017 full-time employees and 245 part-time employees, of which 225 full-time and six part-time employees at eight stations were represented by various unions. We consider our relations with our employees to be good.

Corporate Information

Gray Television, Inc. is a Georgia corporation, incorporated in 1897 initially to publish the Albany Herald in Albany, Georgia. We entered the broadcast industry in 1953. Our executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia 30319, and our telephone number at that location is (404) 504-9828. Our website address is http://www.gray.tv. The information on our website is not incorporated by reference or part of this or any other report we file with or furnish to the Securities and Exchange Commission (“SEC”). We make the following reports filed or furnished, as applicable, with the SEC available, free of charge, on our website under the heading “SEC Filings” as soon as practicable after they are filed with, or furnished to, the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of the foregoing.

A Code of Ethics (“Code”) applies to all of our directors, executive officers and employees. The Code is available on our website in the Investor Relations section under the subheading Governance Documents. If any waivers of the Code are granted to an executive officer or director, the waivers will be disclosed in an SEC filing on Form 8-K.

Item 1A. RISK FACTORS

In addition to the other information contained in, incorporated by reference into or otherwise referred to in this annual report on Form 10-K, you should consider carefully the following factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could materially adversely affect our business, financial condition and the results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us. This annual report on Form 10-K also contains and incorporates by reference forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including the occurrence of one or more of the following risk factors.

RisksRelated to Our Indebtedness

We have substantial debt and have the ability to incur significant additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term obligations.

Currently we have approximately $4.0 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions under our senior credit facility (the “2019 Senior Credit Facility”), we have the ability to incur significant additional debt, including secured debt under our un-drawn $200 million revolving credit facility. The terms of the indenture (the “2030 Notes Indenture”) governing our outstanding 4.750% senior notes due 2030 (the “2030 Notes”), the indenture (the “2027 Notes Indenture”) governing our outstanding 7.0% senior notes due 2027 (the “2027 Notes”) and the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

The agreements governing our various debt obligations, including our 2019 Senior Credit Facility, the 2030 Notes Indenture, the 2027 Notes Indenture and the 2026 Notes Indenture (together, the “existing indentures” or the “indentures”), include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place, or will place, restrictions on our ability to, among other things:

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

The existing indentures and our 2019 Senior Credit Facility require us to comply with certain financial ratios or other covenants; our failure to do so would result in a default thereunder, which would have a material adverse effect on us.

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

Risks Related to Our Business

Operating Risks

The COVID-19 global pandemic has had and is expected to continue to have an adverse impact on our business.

The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic to have a material adverse impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity; changes in advertising customers and consumer behavior; impact of governmental regulations that might be imposed in response to the pandemic, its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 global pandemic subsides. Although we have continued to operate our facilities to date and have taken precautions, consistent with federal guidelines and state and local orders, to protect the safety and well-being of our employees, customers and the general public, the COVID-19 global pandemic and any preventive or protective actions taken by governmental authorities have had and may continue to have a material adverse impact on our workforce and operations. In addition, we may become party to lawsuits related to the risk of exposure to the coronavirus that causes COVID-19.

The COVID-19 global pandemic has had, and will continue to have, a widespread and broad reaching effect on the economy and could have adverse impacts on our clients, which has resulted and could continue to result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our receivables. Additionally, as a result of the COVID-19 global pandemic, we have experienced a disruption in creation of content that we broadcast on our television stations and of events and programs we produce at our production companies, including the cancellation of certain sports events and the shutting down of production of certain television content.

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

The extent of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic and the resulting effects on local, national and global economies. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or its overall impact on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The effects of the COVID-19 global pandemic may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters rather than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during these periods. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd-numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale of advertising to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2020 and 2019, we derived approximately 18% and 3%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2020 or 2019, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the automotive industry. During the years ended December 31, 2020 and 2019 we derived approximately 21% and 25%, respectively, of our total broadcast advertising revenue from our advertisers in the automotive industry. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the automotive, or certain other industries, such as the medical, restaurant, communications, or furniture and appliances industries, declined.

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

One of our most significant costs is for the purchase of television programming. If a particular program is not sufficiently popular among audiences in relation to the cost we pay for such program, we may not be able to sell enough related advertising time for us to recover the costs we pay to broadcast the program. We are frequently required to purchase programming several years in advance, and we may have to commit to purchase more than one year’s worth of programming, resulting in the incurrence of significant costs in advance of our receipt of any related revenue. We may also replace programs that are performing poorly before we have recaptured any significant portion of the costs we incurred in obtaining such programming or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues, result in the incurrence of impairment charges or otherwise cause our costs to escalate relative to revenues.

We are highly dependent upon our network affiliations, and our business and results of operations may be materially affected if a network: (i) terminates its affiliation with us; (ii) significantly changes the economic terms and conditions of any future affiliation agreements with us or; (iii) significantly changes the type, quality or quantity of programming provided to us under an affiliation agreement.

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

The FCC has taken actions to implement various provisions of STELAR affecting the carriage of television stations, including (i) adopting rules that allow for the modification of satellite television markets in order to ensure that satellite operators carry the broadcast stations of most interest to their communities; (ii) tightening its rules on joint retransmission consent negotiations to prohibit joint negotiations by stations in the same market unless those stations are commonly controlled; (iii) prohibiting a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iv) eliminating the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

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

In addition, certain OVDs have explored streaming broadcast programming over the internet without approval from or payments to the broadcaster. The majority of federal courts have issued preliminary injunctions enjoining these OVDs from streaming broadcast programming. Recently, a new OVD, organized as a non-profit began operating, claiming that its operations are exempt from copyright liability because of its non-profit status. In July 2019, the major broadcast networks and certain affiliated entities filed a copyright lawsuit against this OVD. The OVD continues to operate while the lawsuit is pending. We cannot predict the outcome of this lawsuit. Separately, on December 19, 2014, the FCC issued an NPRM proposing to classify certain OVDs as MVPDs for purposes of certain FCC carriage rules. If the FCC adopts its proposal, OVDs would need to negotiate for consent from broadcasters before they retransmit broadcast signals. We cannot predict whether the FCC will adopt its proposal or other modified rules that might weaken our rights to negotiate with OVDs.

In December 2019, Congress adopted the Satellite Television Community Protection and Promotion Act of 2019 and the TVPA of 2019. Among other things, these acts (i) made permanent the copyright license set out in Section 119 of the Copyright Act; (ii) limited eligibility for use of the Section 119 license to retransmit the signals of network television broadcast stations to unserved households to those satellite operators who provide local-into-local service to all DMAs; and (iii) modified the definition of unserved households to those households located in a “short market” (which, in turn, was defined as a local market in which programming of one or more of the top four networks is not offered on either the primary or multicast stream by any network station in that market). The TVPA of 2019 also made permanent the requirement that broadcasters and MVPDs negotiate in good faith and adds a provision that will (i) allow MVPDs to designate a buying group to negotiate retransmission consent agreements on their behalf and (ii) require large stations groups, including ours, to negotiate in good faith with a qualified MVPD buying group.

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

Industry Risks

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

Other Financial Risks

We have, in the past, incurred impairment charges on our goodwill and/or broadcast licenses, and any such future charges may have a material effect on the value of our total assets.

As of December 31, 2020, the book value of our broadcast licenses was $3.6 billion and the book value of our goodwill was $1.5 billion, in comparison to total assets of $7.6 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

Recently enacted changes to the United States tax laws may have a material impact on our business or financial condition.

On December 22, 2017, United States tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA made substantial changes to United States tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income and the allowance of immediate expensing of capital expenditures. The TCJA will continue to have significant effects on us, some of which may be adverse. The extent of the impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any further regulations or other guidance yet to be promulgated by the United States Internal Revenue Service. The TCJA contains numerous, complex provisions that could affect us.

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

The FCC’s ownership rules generally prohibit us from owning or having “attributable interests” in two television stations that are located in the same market when one of the stations is ranked among the top-four stations in the market unless eight independently owned, full-power stations will remain in the market. In November 2017, the FCC released an order that eliminated or relaxed several long-standing media ownership rules. However, in November 2019, the United States Court of Appeals for the Third Circuit vacated these rule changes and reinstated the prior, more restrictive, ownership rules. The Supreme Court of the United States granted the FCC’s petition for certiorari seeking review of the Third Circuit decision. The case was argued before the Supreme Court on January 19, 2021. In December 2018, the FCC launched a new proceeding to consider whether further changes in the media ownership rules were necessary. The FCC also considers television Local Marketing Agreements (“LMAs”) (which are agreements under which a television station sells or provides more than 15% of the programming on another same-market television station) as “attributable interests.” With the previous ownership rules in effect, our ability to expand in our present markets through additional station acquisitions or LMAs may be constrained.

The FCC’s National Television Station Ownership Rule limits the maximum number of households we can reach.

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39% of United States households through commonly owned television stations, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In December 2017, the FCC issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF Discount. This rule may constrain our ability to expand through additional station acquisitions. Currently our station portfolio reaches approximately 24% of total United States television households, or approximately 17% of total United States television households, after applying the UHF discount.

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

Our Board of Directors has not declared a cash or stock dividend on either class of our common stock since 2008. The timing and amount of any future dividend is at the discretion of our Board of Directors, and they may be subject to limitations or restrictions in our 2019 Senior Credit Facility and other financing agreements we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on our common stock or Class A common stock. As a result, if and to the extent an investor ascribes value to a dividend paying stock, the value of our common stock or Class A common stock may be correspondingly reduced.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our principal executive offices in a building located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. We also lease various other offices that support our operations. See “Stations”, in Item 1. of this Form 10-K, for a listing of our television stations and their locations.

The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed within its offices in each respective market. The transmitter sites and antenna sites are generally located in elevated areas to provide optimal signal strength and coverage. We own or lease land, offices, studios, transmitters and antennas in each of our markets necessary to support our operations in that market area. In some market areas, we also own or lease multiple properties, such as towers and/or signal repeaters (translators), to optimize our broadcast capabilities. To the extent that our properties are leased, and those leases contain expiration dates, we believe that those leases can be renewed, or that alternative facilities can be leased or acquired, on terms that are comparable, in all material respects, to our existing properties.

We believe our owned and leased properties are in good condition, and suitable for the conduct of our present business.

Item 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We do not believe that any known legal proceedings or claims are likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 12 “Commitments and Contingencies” of our audited consolidated financial statements included elsewhere herein for a further discussion of our legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers as of February 19, 2021:

Hilton H. Howell, Jr., age 58, has served as our Executive Chairman and Chief Executive Officer since January 2, 2019. Prior to that, Mr. Howell served as our Chairman, Chief Executive Officer and President from June 2013 to December 2018. Mr. Howell is a member of the Executive Committee of the Board, has been a Director since 1993, and served as the Vice Chairman of the Board from 2002 to April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. In addition, he has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, from 1995 to 2001, and as Chairman of that company since February 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell also serves as a Director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a Director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors. Previously, Mr. Howell served as a board member of the National Association of Broadcasters and the NBC Affiliate Board.

Donald P. LaPlatney, age 61, has served as our President and Co-Chief Executive Officer since January 2, 2019. Prior to that, from July 2016 until the closing of the Raycom Merger, he served as Chief Executive Officer and President of Raycom, and served as member on their Board of Directors. Before that, he served as Chief Operating Officer of Raycom from April 2014 to July 2016, as Senior Vice President, Digital Media from April 2012 until April 2014, and as Vice President, Digital Media from August 2007 to April 2012. Prior to joining Raycom in 2007, Mr. LaPlatney held various executive positions at The Tube Media Corp., Westwood One, and Raycom Sports. In addition, Mr. LaPlatney serves as a board member of Circle and the National Association of Broadcasters. He also serves as Chairman of the NBC Affiliate Board.

James C. Ryan, age 60, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Prior to that, he was our Senior Vice President from September 2002 to January 2016 and our Vice President from October 1998 to August 2002.

Kevin P. Latek, age 50, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Prior to that, he served as our Senior Vice President, Business Affairs since July 2013 and as our Vice President for Law and Development from March 2012 to June 2013. Prior to joining Gray, Mr. Latek practiced law in Washington, DC representing television and radio broadcasters and financial institutions in FCC regulatory and transactional matters. He is a member and officer of the CBS Affiliates Board and a past member of the FOX Affiliates Board of Governors. Mr. Latek serves as a board member of Circle.

Robert L. Smith, age 58, has served as our Chief Operating Officer since January 2019. Prior to that, he served as our Co-Chief Operating Officer from February 2016 to December 2018 and as our Senior Vice President from July 2013 to January 2016. He is a past director of the Wisconsin Broadcaster’s Board, and a member of the Madison Chamber of Commerce and the Rockford Chamber of Commerce.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively, under the symbols “GTN” and “GTN.A,” respectively.

As of February 19, 2021, we had 88,223,962 outstanding shares of common stock held by 23,632 stockholders and 7,214,838 outstanding shares of Class A common stock held by 366 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

For matters submitted to a shareholder vote, our restated articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. Our restated articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

The 2019 Senior Credit Facility and our indentures each contain covenants that restrict our ability to pay cash dividends on our capital stock. We have not paid dividends on either class of our common stock since October 15, 2008.

Any future payments of dividends will depend on our financial condition, results of operations, cash flows and such other factors as our Board of Directors deems relevant. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

On January 2, 2019, we issued 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”), with a stated face value of $1,000 per share, as a portion of the consideration paid in the Raycom Merger. No placement or underwriting fees were paid in connection with the issuance of the Preferred Stock. Shares of the Preferred Stock accrue dividends on the face value in (A) cash at a rate of 8% per annum or, (B) at the Company’s option, in-kind at a rate of 8.5% per annum. The holders of the Preferred Stock do not have any right to exchange or convert these shares into any of our other securities. In addition, on January 2, 2019, we issued 11.5 million shares of our common stock at a price of $14.74 per share, which was the closing price of our common stock on the last trading day preceding the Raycom Merger. No placement or underwriting fees were paid in connection with the issuance of these shares. The issuance of these shares to legacy Raycom shareholders was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as specified by the Rule 144A safe harbor, as the common stock was issued to Raycom shareholders in a privately negotiated transaction not involving any public offering or solicitation. The shares of our common stock issued to certain legacy Raycom shareholders, upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, have been registered for resale with the SEC on a selling stockholder shelf registration statement on Form S-3, file no. 333-229162.

Stock Performance Graph

The following graphs compare the cumulative total return of our common stock and Class A common stock from January 1, 2016 to December 31, 2020, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on January 1, 2016. Any dividends are assumed to have been reinvested as paid.

	As of
	1/1/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Gray Television, Inc. common stock	$100	$67	$103	$90	$132	$110
NYSE Composite Index	$100	$112	$133	$121	$152	$162
TV Broadcasting Stations Index	$100	$105	$109	$109	$143	$171

	As of
	1/1/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Gray Television, Inc. Class A common stock	$100	$76	$105	$97	$145	$122
NYSE Composite Index	$100	$112	$133	$121	$152	$162
TV Broadcasting Stations Index	$100	$105	$109	$109	$143	$171

Issuer Purchases of Common Stock and Class A Common Stock

On November 5, 2019, our Board of Directors authorized the repurchase of up to $150 million of our outstanding common stock or our Class A common stock through December 31, 2022 (the “2019 Repurchase Authorization”). The 2019 Repurchase Authorization superseded all prior repurchase authorizations and prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (“401k Plan”).

On December 15, 2019, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934. The purpose of the 2019 IRP was to facilitate the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During 2020, under this plan, we purchased 905,836 shares of our common stock at an average purchase price of $11.02 per share, excluding commissions, for a total cost of approximately $10 million, after which the 2019 IRP was terminated in the second quarter of 2020.

Subsequent to the termination of the 2019 IRP, we repurchased an additional 3,688,022 shares of our common stock, for a total cost of approximately $51 million at an average purchase price of $13.81 per share, excluding commissions. As of December 31, 2020, approximately $68 million was available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization.

On November 4, 2020, the Board of Directors authorized the Company to repurchase up to an additional $150 million of outstanding common stock and/or Class A common stock through December 31, 2023 (the “2020 Repurchase Authorization”). During 2020, under this plan, we repurchased 864,026 shares of our common stock, for a total cost of approximately $14 million at an average purchase price of $16.47 per share, excluding commissions. As of December 31, 2020, approximately $136 million was available to repurchase shares of our common stock and/or Class A common stock under the 2020 Repurchase Authorization.

Together, the capacity under our repurchase authorizations totals $204 million. Future share repurchases would be implemented through purchases made from time to time in either the open market or private transactions in accordance with applicable securities law requirements, including Rule 10b5-1. The extent to which we repurchase any of our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. We are not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

The following table summarizes repurchases of our common stock in the three-months ended December 31, 2020 under our repurchase authorizations:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

October 1, 2020 through October 31, 2020:	-	$-	-	$79,957,722

November 1, 2020 through November 30, 2020:	972,706	$16.41	972,706	$203,842,332

December 1, 2020 through December 31, 2020:	-	$-	-	$203,842,332

Total	972,706	$-	972,706

(1)	All shares purchased were shares of common stock.

(2)	Amount excludes standard brokerage commissions.

(3)	The amounts presented at each respective month-end include the remaining dollar value available to purchase common stock and/or our Class A common stock under the repurchase authorizations.

Item 6. SELECTED FINANCIAL DATA

The following table of selected consolidated financial information for Gray for the five years ended December 31, 2020, is not necessarily indicative of results of future operations, and should be read in conjunction with Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except net income per share data)
Statements of Operations Data (1):
Revenue (less agency commissions)	$2,381	$2,122	$1,084	$883	$812
Operating income (2)	752	478	389	290	234
Loss from early extinguishment of debt (3)	(12)	-	-	(3)	(32)
Net income available to common stockholders (4)	358	127	211	262	62
Net income available to common stockholders (4), per common share:
Basic	3.73	1.28	2.39	3.59	0.87
Diluted	3.69	1.27	2.37	3.55	0.86

Balance Sheet Data (at end of period):
Total assets	$7,643	$6,972	$4,213	$3,261	$2,753
Long-term debt, including current portion	3,974	3,697	2,549	1,837	1,757
Total stockholders’ equity	1,753	1,464	1,187	993	493

(1)	Our operating results fluctuate significantly between years, as a result of, among other things, our acquisition activity, and increased political advertising revenue during even-numbered years.

(2)

Amounts in 2017 and 2016 have been reclassified to give effect to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted these standards as of January 1, 2018 and consequently, we reclassified our net pension expense (benefit) from our operating expenses to our miscellaneous income, net. The amount was not material.

(3)

In 2020, we recorded a loss on early extinguishment of debt related to the issuance of our 2030 Notes and the repurchase and redemption of our then-outstanding 5.125% senior notes due 2024. In 2017, we recorded a loss from early extinguishment of debt related to the amendment and restatement of our 2017 Credit Facility. In 2016, we recorded a loss on early extinguishment of debt related to the repurchase and redemption of our then-outstanding 7½% senior notes due 2020.

(4)

On January 2, 2019, we issued the Preferred Stock. Net income available to common stockholders and net income per common share, available to common stockholders, are net of dividends on our Preferred Stock that totaled $52 million in 2020 and 2019.

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

This section of our Annual Report on Form 10-K discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. A detailed discussion of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Business Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television stations and digital assets in the United States. We currently own and/or operate television stations and leading digital properties in 94 television markets that collectively reach approximately 24% of US television households. During 2020, our stations were ranked first in average all-day ratings in 70 markets, and ranked first and/or second in 86 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of Power Nation programs and content, which we refer to collectively as our “production companies.”

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the years ended December 31, 2020, 2019 and 2018, we generated revenue of $2.4 billion, $2.1 billion and $1.1 billion, respectively.

Impact of COVID-19 global pandemic and Related Government Restrictions on our Markets and Operations. The impact of COVID-19 global pandemic and measures to prevent its spread are affecting our businesses in a number of ways. We have experienced a disruption in creation of content that we broadcast on our television stations and of events and programs we produce at our production companies, including the cancellation of certain sports events and the shutting down of production of certain television content. The extent to which the COVID-19 global pandemic impacts our business, financial condition, results of operations and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that might be imposed in response to the pandemic; its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 global pandemic subsides. The COVID-19 global pandemic’s impact on the capital markets could impact our cost of borrowing.

We have been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the risks posed by its spread and related circumstances and impacts. We are focused on navigating the challenges presented by the COVID-19 global pandemic through protecting the safety of our employees, seeking to maintain revenues, reducing expenses and delaying capital expenditures. There are certain limitations on our ability to mitigate the adverse financial impact of the pandemic, including the high fixed-cost nature of our businesses. The COVID-19 global pandemic also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term, and consequently the broader impact that it could have on our business, financial condition, results of operations and cash flows. See “The novel coronavirus disease and its related diseases (“COVID-19”) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

Since March 2020, most of our employees have been working from home, with only essential employees working on site. For employees working on site, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those sites and undertaken other actions to make these sites safer. We have reduced employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and state and local governments. We cannot predict when or how we will begin to curtail these efforts or lift these restrictions, including work from home requirements and travel restrictions. Currently, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.

Impact of Coronavirus Relief Measures. In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in March 2020. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods. We do not expect the CARES Act to have a material impact on our financial condition, including on our estimated effective tax rate or our liquidity. We will continue to monitor and assess the impact that the CARES Act and all other current or future federal and state relief measures may have on our business, financial condition or results of operations.

Pending Acquisition of Quincy Media. On January 31, 2021, we entered into an agreement with, among others, Quincy Media, Inc. (“Quincy”), to acquire all of the outstanding shares of capital stock of Quincy for $925 million in cash, subject to certain adjustments, including, among other things, adjustments based on a determination of net working capital, cash, transaction expenses and indebtedness, as provided in the purchase agreement (the “Quincy Transaction”). Upon closing the Quincy Transaction, and net of divestitures required to meet regulatory requirements, we will own television stations serving 102 television markets that collectively will reach over 25% of US television households, including the number-one ranked television station in 77 markets and the first and/or second highest ranked television station in 93 markets according to Comscore’s average all-day ratings for calendar year 2020.

The completion of the Quincy Transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the receipt of approval from the FCC and the expiration or early termination of the waiting period applicable to the Quincy Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the absence of certain legal impediments to the consummation of the Quincy Transaction. We believe that the Quincy Transaction will be completed during the second or third quarter of 2021. Either party may terminate the Quincy purchase agreement if the Quincy Transaction is not consummated on or before January 31, 2022, with an automatic extension to May 1, 2022, if necessary, to obtain regulatory approval under the circumstances specified in the Quincy purchase agreement. The purchase agreement includes a provision that we must pay a termination fee of $25 million if the purchase agreement is terminated as a result of a failure to satisfy certain regulatory approvals.

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

●

Broadcast advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in advertising in the spring and in the period leading up to, and including, the holiday season;

●	Local and national advertising revenue on our NBC-affiliated stations increases in certain years as a result of broadcasts of the Olympic Games; and

●

Because our stations and markets are not evenly divided among the Big Four broadcast networks, our local and national advertising revenue can fluctuate between years related to which network broadcasts the Super Bowl.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During the years ended December 31, 2020 and 2019, we derived approximately 21% and 25% respectively, of our total broadcast advertising revenue (excluding political advertising revenue) from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse in the following “off-year” of the two-year election cycle.

While our total revenues have increased in recent years as a result of our acquisitions, our revenue remains under pressure from the impact on the advertising market as a result of the COVID-19 global pandemic and from the internet as a competitor for advertising spending. We have been taking steps to mitigate the impacts of COVID-19 and we continue to enhance and market our internet websites in an effort to generate additional revenue. Our aggregate internet revenue is derived from both advertising and sponsorship opportunities directly on our websites.

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

Risk Factors. The broadcast television industry relies primarily on advertising revenue and faces significant competition. For a discussion of certain other presently known, significant risk factors that may affect our business, see “Item 1A. Risk Factors” included elsewhere herein.

Revenue

Set forth below are the principal types of revenue, less agency commissions, and the percentage contribution of each to our total revenue (dollars in millions):

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Revenue:
Local (including internet/digital/mobile)	$771	32.4%	$898	42.3%	$443	40.9%
National	198	8.3%	229	10.8%	114	10.5%
Political	430	18.1%	68	3.2%	155	14.3%
Retransmission consent	867	36.4%	796	37.5%	355	32.7%
Production companies	61	2.6%	87	4.1%	-	0.0%
Other	54	2.2%	44	2.1%	17	1.6%
Total	$2,381	100.0%	$2,122	100.0%	$1,084	100.0%

Results of Operations

Year Ended December 31, 2020 (“2020”) Compared to Year Ended December 31, 2019 (“2019”)

Revenue. Total revenue increased approximately $259 million, or 12%, to $2.4 billion for 2020 compared to 2019, primarily as a result of increased political advertising revenue, due to 2020 being the “on-year” of the two-year election cycle and increases in retransmission consent revenue. Political advertising revenue increased approximately $362 million, or 532% to $430 million. Retransmission consent revenue increased by approximately $71 million or 9% to $867 million primarily due to higher retransmission consent rates. Combined, local and national advertising revenue decreased by $158 million or 14% to $969 million and production company revenue decreased by $26 million to $61 million. We attribute these decreases primarily to the effects of the COVID-19 global pandemic which has affected our customers and our sports and event programming. Local and national revenue from the broadcast of the 2020 Super Bowl on our FOX-affiliated stations was approximately $3 million, compared to $5 million that we earned from the broadcast of the 2019 Super Bowl on our CBS-affiliated stations.

Broadcast operating expenses. Broadcast operating expenses (before depreciation, amortization and gain on disposal of assets) increased $15 million, or 1%, to $1.3 billion for 2020, compared to 2019. Compensation expenses decreased by approximately $9 million in 2020. Non-payroll broadcast operating expenses increased by approximately $24 million which included retransmission expense that increased by $76 million in 2020 consistent with the increased retransmission consent revenue. Bad debt expense decreased by approximately $8 million in 2020, due to consistency of the balance of accounts receivable and the related reserves, compared to the significant increase in 2019 related to balances acquired in the Raycom Merger. Broadcast transaction related expenses were not significant in 2020, compared to $45 million in 2019. We recorded broadcast non-cash stock-based amortization expense of $5 million in each of 2020 and 2019.

Production Company Operating Expenses. Production company operating expenses (before depreciation, amortization and gain on disposal of assets) decreased by approximately $22 million in 2020 to $52 million, compared to $74 million 2019. Compensation expenses decreased by $4 million, and non-compensation expenses decreased by $18 million in 2020. These decreases were primarily due to the effects of the COVID-19 global pandemic.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $39 million, or 38%, to $65 million in 2020 compared to 2019. These decreases were the result of a decrease of $33 million of transaction related expenses incurred in 2019 that did not re-occur in the current year. In addition, other corporate expenses decreased by a further $6 million in 2020. We recorded corporate non-cash stock-based amortization expense of $11 million in each of 2020 and 2019.

Depreciation. Depreciation of property and equipment totaled $96 million and $80 million for 2020 and 2019, respectively. Depreciation expense increased due to purchases of property and equipment at our existing stations.

Amortization of intangible assets. Amortization of intangible assets totaled $105 million and $115 million for 2020 and 2019, respectively. Amortization expense decreased primarily due to finite-lived intangible assets acquired in prior years becoming fully amortized.

Gain on disposal of assets, net. We reported gains on disposals of assets of $29 million in 2020 and $54 million in 2019. These gains were primarily related to asset disposals from the FCC Repack process. During 2019, we also recorded a gain of $19 million related to the divestiture of television stations to facilitate regulatory approval of the television stations acquired in 2019.

Interest expense. Interest expense decreased $36 million, or 16%, to $191 million for 2020 compared to 2019 due to decreases in the average interest rates. During 2020, the average interest rate on our senior credit facility, excluding the amortization of deferred financing costs, decreased to 3.0% from 4.7% in 2019.

Income tax expense. Our effective income tax rate decreased to a net provision of 25% for 2020 from 30% for 2019. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2020	2019
Statutory federal income tax rate	21%	21%
Current year permanent items	1%	5%
State and local taxes, net of federal taxes	5%	5%
Change in valuation allowance	0%	(1)%
Net operating loss carryback	(1)%	0%
Other items, net	(1)%	0%
Effective income tax expense rate	25%	30%

Liquidity and Capital Resources

General. The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$652	$385	$323
Net cash used in investing activities	(211)	(2,656)	(47)
Net cash provided by financing activities	120	1,064	681
Net increase (decrease) in cash	$561	$(1,207)	$957

	December 31,
	2020	2019
Cash	$773	$212
Long-term debt, less deferred financing costs	$3,974	$3,697
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under senior credit facility	$200	$200

Financing Transactions. On October 19, 2020, we issued $800 million of our 2030 Notes and used the net proceeds therefrom, after deducting transaction fees and estimated expenses, to redeem all of our outstanding 2024 Notes and to pay all fees and expenses in connection with the offering, including the redemption premium applicable to the 2024 Notes. We intend to use the remaining net proceeds to complete our pending acquisitions and for general corporate purposes, which could include the repayment of outstanding debt from time to time.

The interest rate and yield on the 2030 Notes is 4.75%. The 2030 Notes rank equally with the 2027 Notes and the 2026 Notes. The 2030 Notes mature on October 15, 2030 and interest is payable semiannually, on April 15 and October 15 of each year.

Income Taxes. We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We estimate that these income tax payments, net of refunds, will be within a range of $21 million to $23 million in 2021.

Dividend on common stock and Class A common stock. On February 24, 2021, the Board declared a quarterly cash dividend of $0.08 per share of its common stock and Class A common stock. The first dividend is payable on March 31, 2021, to stockholders of record on March 15, 2021.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2020 Compared to 2019

Net cash provided by operating activities increased $267 million to $652 million in 2020 compared to net cash provided by operating activities of $385 million in 2019. The increase in cash provided by operating activities was due primarily to the net impact of several factors including: an increase in net income of $231 million; a net increase of $71 million in non-cash expenses; and a decrease of $35 million due to changes in working capital balances.

Net cash used in investing activities decreased $2.4 billion to $211 million for 2020 compared to $2.7 billion for 2019. The net decrease was due primarily to $2.8 billion of cash used to finance our acquisitions of businesses in 2019. In 2020, we completed only $91 million of acquisition transactions. Other significant changes in 2020 compared to 2019 included the receipt in 2019 of $253 million in proceeds from the divestiture of television stations to facilitate regulatory approval of our acquisitions of businesses in 2019.

Net cash provided by financing activities was $120 million in 2020 compared to $1.1 billion in 2019. This decrease of $944 million was due primarily to the borrowings of $1.4 billion in term loan financing to fund a portion of the cash consideration of the Raycom Merger in 2019 compared to issuance of $800 million of our 2030 Notes in 2020. During 2020, we redeemed our 2024 Notes in the amount of $525 million. During 2019, we made total payments of $211 million to reduce the balance outstanding of our 2019 Term Loan. Also during 2020, we used $75 million of cash to repurchase shares of our common stock compared to $32 million in 2019. During 2020, we used $52 million of cash to pay dividends on our Series A Perpetual Preferred stock, compared to $39 million in 2019. During 2020, we paid $14 million of deferred loan costs related to the 2030 Notes compared to $50 million related the refinancing of our 2019 Senior Credit facility and 2027 Notes in 2019.

Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plan is the Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”). Benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the plan.

Our funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2020 was 2.38%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2019 was 3.14%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. In 2020, we use an assumed rate of return of 6.50% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a gain of 11.1% for the year ended December 31, 2020, and a loss of 17.6% for the year ended December 31, 2019. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the Pri-2012 total mortality table and the MP-2020 projection scale published by the Society of Actuaries.

During each of the years ended December 31, 2020 and 2019, we contributed an aggregate of $3 million to the Gray Pension Plan, and we anticipate making an aggregate contribution of approximately $4 million to the Gray Pension Plan in 2021. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Beginning in 2019, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2020 and 2019, our matching contributions to our Capital Accumulation Plan were approximately $13 million and $11, respectively. For the years ended December 31, 2020 and 2019, we accrued contributions of approximately $6 million and $5 million respectively, as discretionary profit-sharing contributions. Each of these discretionary profit-sharing contributions was subsequently made in the form of shares of our common stock.

See Note 11 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning the retirement plans.

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for each of the 2020 and 2019 periods were $110 million. Excluding Repack, our capital expenditures were $87 million and $89 million, respectively. Our capitalized Repack costs for the 2020 and 2019 periods were $23 million and $21 million, respectively. As of December 31, 2020, the amount requested from the FCC for Repack, but not yet received, was approximately $7 million. Excluding Repack, we expect that our capital expenditures will be approximately $80 million during 2021. Additional capital expenditures for Repack during 2021 are expected to be approximately $7 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

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

Tabular Disclosure of Contractual Obligations as of December 31, 2020. The following table aggregates our material expected contractual obligations and commitments as of December 31, 2020 (in millions):

	Payment Due By Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations recorded on our balance sheet as of December 31, 2020:
Long-term debt obligations (1)	$4,035	$-	$-	$595	$3,440
Accrued interest (2)	37	37	-	-	-
Accrued Preferred Stock dividends (3)	13	13	-	-	-
Programming obligations currently accrued (4)	30	25	5	-	-
Operating lease obligations (5)	85	11	18	15	41

Off-balance sheet arrangements as of December 31, 2020:
Cash interest on long term debt obligations (6):
Cash interest on 2019 Senior Credit Facility	199	42	92	65	-
Cash interest on 2030 Notes	367	30	76	76	185
Cash interest on 2027 Notes	328	46	105	105	72
Cash interest on 2026 Notes	209	22	82	82	23
Preferred Stock dividends (7)	247	39	104	104	-
Programming obligations not currently accrued (8)	57	10	46	1	-
Network affiliation agreements (9)	888	435	453	-	-
Service and other agreements (10)	83	20	30	22	11
Total	$6,578	$730	$1,011	$1,065	$3,772

(1)	“Long-term debt obligations” represent current and long-term principal payment obligations under the 2019 Senior Credit Facility, 2030 Notes, 2027 Notes and 2026 Notes at December 31, 2020. These amounts are recorded as liabilities as of the balance sheet date net of the $61 million of unamortized deferred loan costs and unamortized original issue premium on the 2026 Notes. As of December 31, 2020, the interest rate on the balance outstanding under the 2019 Senior Credit Facility was 2.6%, excluding amortization of deferred financing costs. As of December 31, 2020, the coupon interest rate and the yield on the 2030 Notes were each 4.75%. As of December 31, 2020, the coupon interest rate and the yield on the 2027 Notes were each 7%. As of December 31, 2020, the coupon interest rate and the yield on the 2026 Notes were each 5.875% and 5.398%, respectively. See Note 4 “Long-term Debt” to our audited consolidated financial statements included elsewhere herein for more information on the 2019 Senior Credit Facility.

(2)	“Accrued interest” represents interest on long-term debt obligations accrued as of December 31, 2020.

(3)

“Accrued Preferred Stock dividends” represents accrued dividends as of December 31, 2020, that were paid according to their terms on January 15, 2021. Please refer to Note 7 “Preferred Stock” of our audited consolidated financial statements included elsewhere herein for further information.

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

(6)	“Cash interest on long-term debt obligations” consists of estimated interest expense on long-term debt excluding interest expense accrued as of December 31, 2020 described in note (2) above. The estimate is based upon debt balances as of December 31, 2020 and required future principal repayments under those obligations. The 2030 Notes, 2027 Notes and 2026 Notes mature on October 15, 2030, May 15, 2027, and July 15, 2026, respectively. The maturity date of the term loan under the 2019 Senior Credit Facility is February 7, 2024. This estimate of cash interest on long-term debt obligations assumes that current interest rates will remain consistent and the principal obligations underlying these interest estimates will not be replaced by other long-term obligations prior to or upon their maturity.

(7)

“Preferred Stock dividends” represents estimated dividends payable on our Preferred Stock excluding accrued dividends as of December 31, 2020 described in note (3) above. For the column headed “More than 5 Years” we cannot estimate an amount, due to the perpetual nature of the preferred stock. Please refer to Note 7 “Preferred Stock” for further information.

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

Estimates of the amount, timing and future funding obligations under our pension plan include assumptions concerning, among other things, actual and projected market performance of plan assets, investment yields, statutory requirements and demographic data for pension plan participants. Pension plan funding estimates are therefore not included in the table above because the timing and amounts of funding obligations for all future periods cannot be reasonably determined. We expect to contribute approximately $4 million in total to our defined benefit pension plan during 2021.

Inflation

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since amounts outstanding under the 2019 Senior Credit Facility incur interest at a variable rate.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those reported amounts. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require significant judgments or estimations in their application where variances may result in significant differences to future reported results. Our policies concerning intangible assets and income taxes are disclosed below.

Annual Impairment Testing of Broadcast Licenses and Goodwill. We evaluate broadcast licenses and goodwill for impairment on an annual basis, or more often when certain triggering events occur. Goodwill is evaluated at the reporting unit level.

In the first quarter of 2020, the COVID-19 global pandemic and measures to prevent its spread began to affect our businesses in a number of ways. In the first quarter of 2020, we concluded that the uncertainties surrounding this event were a triggering event that required us to evaluate whether or not it was more likely than not that the value of our goodwill and other intangible assets were impaired. Based upon our analysis of both qualitative and quantitative factors, we concluded that such assets were not impaired. We will continue to evaluate both the subjective and objective criteria that may cause us to re-evaluate this conclusion in the future.

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2020, we performed a qualitative assessment for 55 of our broadcast licenses and 36 of our reporting units. In 2019, we performed a qualitative assessment for 53 of our broadcast licenses and 43 of our reporting units.

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

For our annual broadcast licenses impairment test in 2020, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our remaining broadcast licenses and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2020, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for our reporting units. We elected to perform a quantitative assessment for our remaining reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our television stations.

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

The recorded value of our broadcast licenses was $3.6 billion at each of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the recorded value of our goodwill was $1.5 billion and $1.4 billion, respectively. See Note 13 “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein, for the results of our annual impairment tests for the years ended December 31, 2020, 2019 and 2018.

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

The methodology we used to value our stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2020, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Due to certain characteristics of a small number of the stations acquired in 2020 and 2019, we ascribed approximately $11 million and $50 million of the value of those transactions to network affiliations, respectively.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2020 (in millions, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2020):
Broadcast licenses	$3,579	$1,842	$2,711
Other intangible assets, net (including network affiliation agreements)	395	1,487	941

Statement of Operations
(For the year ended December 31, 2020):
Amortization of intangible assets	105	197	151
Operating income	752	660	706
Net income attributable to common stockholders	358	289	324
per share - basic	$3.73	$3.01	$3.38
per share - diluted	$3.69	$2.98	$3.34

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes. As of December 31, 2020, we have an aggregate of approximately $204 million of federal operating loss carryforwards that expire at various dates between the years 2023 through 2037. We project to have federal taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that all of the federal operating loss carryforwards will be utilized. We have an aggregate of approximately $567 million of various state operating loss carryforwards. We expect to have state taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that approximately half of the state operating loss carryforwards will be utilized.

Recent Accounting Pronouncements. See Note 1 “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for more information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through the management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and, at times, the use of interest rate swap agreements. From time to time, we may enter into interest rate swap agreements to manage interest rate exposure with the following objectives:

●	managing current and forecasted interest rate risk while maintaining financial flexibility and solvency;

●

proactively managing our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing shareholder value; and

●	complying with covenant requirements in our financing agreements.

Under the 2019 Senior Credit Facility, we pay interest based on a floating interest rate on balances outstanding. We pay a fixed rate of interest on the 2030 Notes, 2027 Notes and 2026 Notes. As of December 31, 2020, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also, as of that date, we were not a party to any interest rate swap agreements. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

Based on our floating rate debt outstanding at December 31, 2020, a 100 basis point increase or decrease in market interest rates would have increased or decreased our interest expense and decreased or increased our income before income taxes for the year ended December 31, 2020 by approximately $18 million.

At December 31, 2020 and 2019, the recorded amount of our long-term debt, including current portion, was $4.0 billion and $3.7 billion, respectively, and the fair value of our long-term debt, including current portion, was $4.1 billion and $3.9 billion, respectively, as of December 31, 2020 and 2019. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management excluded the operations of all of the television stations acquired in the Alaska Transactions, the Sioux Falls Transactions, the Columbus Transactions and the Lubbock Transactions (together the “2020 Acquisitions”) from the assessment of internal control over financial reporting as of December 31, 2020. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2020. Collectively, these operations accounted for approximately 1% of our total assets and 1% of our total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Intangible Asset and Goodwill Impairment Assessment

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated broadcast licenses and goodwill balances were $3.6 billion and $1.5 billion as of December 31, 2020, respectively. Goodwill is allocated to the Company’s reporting units, which the Company identifies as each of its individual television markets and production companies. Goodwill, at the reporting unit level, and each broadcast license is tested for impairment at least annually. In the Company’s assessment of impairment, management identified those broadcast licenses and reporting units for which a qualitative assessment would be performed to determine whether it is more likely than not that the broadcast license or reporting unit is impaired. For those broadcast licenses and reporting units for which the Company did not elect to perform a qualitative analysis, the Company performed a quantitative analysis. To estimate the fair value of the reporting units using a quantitative assessment, the Company used a discounted cash flow model supported by a market multiple approach. The impairment assessment of each broadcast license and reporting unit requires management to make significant estimates and assumptions related to a number of factors under both the qualitative and quantitative assessments. The Company considered the relative impact of factors that are specific to the broadcast license and reporting unit such as industry, regulatory and macroeconomic factors as well as forecasts of future revenues, operating margins and discount rates. Management also utilized industry data such as third party market reports which project trends related to the growth of the industry. The Company has grown significantly through acquisition and as a result, many broadcast licenses and reporting units lack substantial historical operating performance data upon which to evaluate management’s forecasts.

We identified the broadcast license and goodwill impairment assessment as a critical audit matter because of the significant assumptions management used in the impairment analysis. Auditing management’s judgments used in the impairment assessment regarding industry, regulatory, and macroeconomic factors as well as forecasts of future revenue, operating margin, discount rate and its application of third party data related to industry growth involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialist.

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

●

We tested management’s process for determining the fair value of the broadcast licenses and reporting units subject to quantitative goodwill impairment assessment. Due to the lack of historical experience available for broadcast licenses and reporting units acquired in the current year, we compared management’s forecasts of future revenue and operating margin to historical operating results for the Company’s similar existing reporting units, as well as third party, market specific industry data.

●	We utilized our valuation specialist to assist in testing the discount rates for broadcast licenses and reporting units subject to a quantitative impairment assessment.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Atlanta, Georgia

February 25, 2021

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2020	2019
Assets:
Current assets:
Cash	$773	$212
Accounts receivable, less allowance for credit losses of $10 and $11, respectively	425	411
Current portion of program broadcast rights, net	24	25
Income tax refunds receivable	21	-
Prepaid and other current assets	61	24
Total current assets	1,304	672

Property and equipment, net	737	725
Operating lease right of use asset	57	50
Broadcast licenses	3,579	3,573
Goodwill	1,460	1,446
Other intangible assets, net	395	460
Investments in broadcasting and technology companies	72	17
Other	39	29
Total assets	$7,643	$6,972

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2020	2019
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$10	$11
Employee compensation and benefits	53	67
Accrued interest	37	37
Accrued network programming fees	39	30
Other accrued expenses	29	32
Federal and state income taxes	20	13
Current portion of program broadcast obligations	25	28
Deferred revenue	22	9
Dividends payable	13	13
Current portion of operating lease liabilities	7	6
Total current liabilities	255	246

Long-term debt, less deferred financing costs	3,974	3,697
Program broadcast obligations, less current portion	5	7
Deferred income taxes	885	810
Accrued pension costs	43	38
Operating lease liabilities, less current portion	51	45
Other	27	15
Total liabilities	5,240	4,858

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares issued 103,100,856 shares and 101,746,860 shares, respectively outstanding 88,140,259 shares and 92,658,362 shares, respectively	1,110	1,093
Class A common stock, no par value; authorized 25,000,000 shares, issued 8,935,773 shares and 8,768,959 shares, respectively outstanding 7,048,006 shares and 6,881,192 shares, respectively	34	31
Retained earnings	862	504
Accumulated other comprehensive loss	(39)	(31)
	1,967	1,597
Treasury stock at cost, common stock, 14,960,597 shares and 9,088,498 shares, respectively	(188)	(107)
Treasury stock at cost, Class A common stock, 1,887,767 shares and 1,887,767 shares, respectively	(26)	(26)
Total stockholders’ equity	1,753	1,464
Total liabilities and stockholders’ equity	$7,643	$6,972

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for net income per share data)

	Year Ended December 31,
	2020	2019	2018

Revenue (less agency commissions):
Broadcasting	$2,320	$2,035	$1,084
Production companies	61	87	-
Total revenue (less agency commissions)	2,381	2,122	1,084
Operating expenses before depreciation, amortization, and gain on disposals of assets, net:
Broadcasting	1,340	1,325	596
Production companies	52	74	-
Corporate and administrative	65	104	41
Depreciation	96	80	54
Amortization of intangible assets	105	115	21
Gain on disposal of assets, net	(29)	(54)	(17)
Operating expenses, net	1,629	1,644	695
Operating income	752	478	389
Other income (expense):
Miscellaneous (expense) income, net	(5)	4	6
Interest expense	(191)	(227)	(107)
Loss on early extinguishment of debt	(12)	-	-
Income before income taxes	544	255	288
Income tax expense	134	76	77
Net income	410	179	211
Preferred stock dividends	52	52	-
Net income attributable to common stockholders	$358	$127	$211

Basic per share information:
Net income attributable to common stockholders	$3.73	$1.28	$2.39
Weighted average shares outstanding	96	99	88

Diluted per share information:
Net income attributable to common stockholders	$3.69	$1.27	$2.37
Weighted average shares outstanding	97	100	89

Dividends declared per common share	$-	$-	$-

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018

Net income	$410	$179	$211

Other comprehensive (loss) income :
Adjustment to pension liability	(10)	(7)	1
Income tax benefit	(2)	(2)	-
Adoption of ASU 2018-02	-	(5)	-
Other comprehensive (loss) income	(8)	(10)	1

Comprehensive income	$402	$169	$212

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for number of shares)

										Accumulated
	Class A					Treasury Stock		Treasury Stock		Other
	Common Stock		Common Stock		Retained	Class A Common Stock		Common Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2017	8,349,069	$25	88,788,664	$903	$162	(1,750,692)	$(24)	(5,535,076)	$(50)	$(22)	$994

Net income	-	-	-	-	210	-	-	-	-	-	210

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	1	1

Issuance of common stock:
Restricted stock awards	220,080	-	391,836	-	-	(89,422)	(2)	(107,456)	(2)	-	(4)
Restricted stock unit awards	-	-	209,500	-	-	-	-	(82,201)	(1)	-	(1)

Forfeiture of restricted stock awards	-	-	(91,057)	(1)	-	-	-	-	-	-	(1)

Repurchase of common stock	-	-	-	-	-	-	-	(1,551,710)	(19)	-	(19)

Stock-based compensation	-	2	-	5	-	-	-	-	-	-	7

Balance at December 31, 2018	8,569,149	$27	89,298,943	$907	$372	(1,840,114)	$(26)	(7,276,443)	$(72)	$(21)	$1,187

Net income	-	-	-	-	179	-	-	-	-	-	179

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(5)	(5)

Issuance of common stock:
Acquisitions of television businesses and licenses	-	-	11,499,945	170	-	-	-	-	-	-	170
401(k) Plan	-	-	196,509	4	-	-	-	-	-	-	4
2017 Equity and Incentive Compensation Plan
Restricted stock awards	199,810	-	751,463	-	-	(47,653)	-	(152,371)	(3)	-	(3)

Repurchase of common stock	-	-	-	-	-	-	-	(1,659,684)	(32)	-	(32)

Stock-based compensation	-	4	-	12	-	-	-	-	-	-	16

Adoption of ASU 2018-02	-	-	-	-	5	-	-	-	-	(5)	-

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	$1,464

    See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for number of shares)

										Accumulated
	Class A					Treasury Stock		Treasury Stock		Other
	Common Stock		Common Stock		Retained	Class A Common Stock		Common Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	1,464

Net income	-	-	-	-	410	-	-	-	-	-	410

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(8)	(8)

Issuance of common stock:
401(k) Plan	-	-	430,899	4	-	-	-	-	-	-	4
2007 Long Term Incentive Plan - stock options exercised	-	-	274,746	-	-	-	-	(154,935)	(2)	-	(2)
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	166,814	-	359,481	-	-	-	-	(146,716)	(2)	-	(2)
Restricted stock unit awards	-	-	374,500	-	-	-	-	(112,564)	(2)	-	(2)

Forfeiture of restricted stock awards	-	-	(85,630)	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(5,457,884)	(75)	-	(75)

Stock-based compensation	-	3	-	13	-	-	-	-	-	-	16

Balance at December 31, 2020	8,935,773	$34	103,100,856	$1,110	$862	(1,887,767)	$(26)	(14,960,597)	$(188)	$(39)	$1,753

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$410	$179	$211
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	96	80	54
Amortization of intangible assets	105	115	21
Amortization of deferred loan costs	12	12	5
Accretion of original issue discount and premium related to long-term debt, net	(1)	(1)	(1)
Amortization of restricted stock awards	16	16	7
Amortization of program broadcast rights	38	39	21
Payments on program broadcast obligations	(39)	(43)	(22)
Common stock contributed to 401(k) plan	4	4	-
Deferred income taxes	75	55	23
Gain on disposal of assets, net	(29)	(54)	(17)
Loss on early extinguishment of debt	12	-	-
Other	12	7	(5)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14)	22	(12)
Income tax receivable or prepaid	(21)	-	14
Other current assets	(36)	(7)	(3)
Accounts payable	(1)	(1)	1
Employee compensation, benefits and pension costs	(14)	3	5
Accrued network fees and other expenses	7	(41)	7
Accrued interest	-	3	8
Income taxes payable	7	(6)	6
Deferred revenue	13	3	-
Net cash provided by operating activities	652	385	323
Cash flows from investing activities:
Acquisitions of television businesses and licenses, net of cash acquired	(91)	(2,837)	-
Proceeds from sale of television stations	-	253	9
Purchases of property and equipment	(110)	(110)	(70)
Proceeds from Repack reimbursement (Note 1)	29	41	14
Proceeds from asset sales	9	3	-
Investments in broadcast, production and technology companies	(48)	-	-
Other	-	(6)	-
Net cash used in investing activities	(211)	(2,656)	(47)
Cash flows from financing activities:
Borrowings on long-term debt	800	1,400	750
Repayments of long-term debt	(525)	(211)	(40)
Repurchases of common stock	(75)	(32)	(19)
Preferred stock dividends	(52)	(39)	-
Deferred and other loan costs	(22)	(50)	(5)
Payments for taxes related to net share settlement of equity awards	(6)	(4)	(5)
Net cash provided by financing activities	120	1,064	681
Net increase (decrease) in cash	561	(1,207)	205
Net increase in restricted cash, included in non-current assets	-	-	752
Cash and restricted cash at beginning of period	212	1,419	462
Cash and restricted cash at end of period	$773	$212	$1,419

 See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Overview. We are a television broadcast company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television (“television” or “TV”) stations and digital assets in the United States. Gray currently owns and/or operates television stations and leading digital properties in 94 television markets that collectively reach approximately 24% of U.S. television households. Over calendar year 2020, Gray’s stations were ranked first in 70 markets, and ranked first and/or second in 86 markets, as calculated by Comscore’s audience measurement service. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo-Raycom, and RTM Studios, the producer of PowerNation programs and content, which we refer to collectively as our “production companies.”

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies.  These investments are reported together as a non-current asset on our balance sheets.

We account for all material investments in which we own more than 50% of the voting securities or have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous (expense) income, net in our consolidated statements of operations. Investments are also increased by contributions made to and decreased by the distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous (expense) income, net in our consolidated statements of operations.

Trade and Barter Transactions. We account for trade transactions involving the exchange of tangible goods or services with our customers as revenue. The revenue is recorded at the time the advertisement is broadcast and the expense is recorded at the time the goods or services are used. The revenue and expense associated with these transactions is based on the fair value of the assets or services involved in the transaction. Trade revenue and expense recognized for each of the years ended December 31, 2020, 2019 and 2018 were as follows (amounts in millions):

	Year Ended December 31,
	2020	2019	2018
Trade revenue	$5	$8	$3
Trade expense	(5)	(8)	(3)
Net trade income (loss)	$-	$-	$-

We do not account for barter revenue and related barter expense generated from network or syndicated programming as such amounts are not material. Furthermore, any such barter revenue recognized would then require the recognition of an equal amount of barter expense. The recognition of these amounts would not have a material effect upon net income.

Advertising Expense. Our advertising expense was $1 million, $2 million and $1 million for the years ended December 31, 2020, 2019 and 2018, respectively. We record as expense all advertising expenditures as they are incurred.

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

Allowance for Credit Losses. Our allowance for credit losses is equal to a portion of our receivable balances that are 120 days old or older. We may provide allowances for certain receivable balances that are less than 120 days old when warranted by specific facts and circumstances. We recorded expenses for this allowance of $2 million, $11 million and $2 million for the years ended December 31, 2020, 2019 and 2018, respectively. We are exposed to credit risk primarily through sales of broadcast and digital advertising with a variety of direct and agency-based advertising customers, retransmission consent agreements with multichannel video program distributors and program production sales and services.

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

We are closely monitoring the potential impact of the COVID-19 global pandemic on the collectability of our receivables. As such, we did not adjust our allowance for credit loss as of December 31, 2020.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in milions):

Year Ended
December 31, 2020
Beginning balance	$11
Provision for credit losses	2
Amounts written off	(3)
Amounts recovered from previous write-offs	-
Ending balance	$10

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

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	December 31,		Useful Lives
	2020	2019	(in years)
Property and equipment, net:
Land	$123	$119
Buildings and improvements	305	291	7	to	40
Equipment	834	776	3	to	20
	1,262	1,186
Accumulated depreciation	(525)	(461)
Total	$737	$725

 Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750 million may be made available to reimburse the Repack costs of full power, Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. 48 of our current full power stations and 37 of our current low power stations were affected by the Repack. The Repack process began in the summer of 2017 and we expect that it will conclude for nearly all of our stations during 2021. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our consolidated statements of operations and purchases of property and equipment included in our consolidated statements of cash flows (in millions):

	Year ended December 31,
	2020	2019	2018
Gain on disposal of assets, net:
Proceeds from sale of assets	$9	$253	$9
Proceeds from Repack	29	41	14
Net book value of assets disposed	(9)	(240)	(6)
Total	$29	$54	$17

Purchase of property and equipment:
Recurring purchases - operations	$87	$89	$41
Repack	23	20	27
Repack related	-	1	2
Total	$110	$110	$70

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

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was approximately $2 million at December 31, 2020 and 2019. During the years ended December 31, 2020, 2019 and 2018, expenses related to our asset retirement obligations were not material.

Concentration of Credit Risk. We sell advertising airtime on our broadcasts and advertising space on our websites to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of the customer’s financial condition, and generally advance payment is not required, except for political advertising. Credit losses are provided for in the financial statements and consistently have been within our expectations that are based upon our prior experience.

Excluding political advertising revenue, which is cyclical based on election cycles, our most significant category of customer is automotive. During the years ended December 31, 2020, 2019 and 2018 approximately 21%, 25% and 25%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Weighted average shares outstanding, basic	96	99	88
Weighted average shares underlying stock options and restricted shares	1	1	1
Weighted average shares outstanding, diluted	97	100	89

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

For purposes of testing goodwill for impairment, each of our individual television markets or production companies is considered a separate reporting unit. In the performance of our annual assessment of goodwill for impairment, we have the option to qualitatively assess whether it is more likely than not a reporting unit has been impaired. As part of this qualitative assessment we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to each reporting unit’s carrying value since the last impairment test.

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare that to the net book value of the reporting unit. If the fair value is less than the net book value, we will record an impairment to goodwill for the amount of the difference.

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

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2020 and 2019 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in millions):

	December 31,
	2020	2019
Items included in accumulated other comprehensive loss:
Increase in pension liability	$(52)	$(42)
Income tax benefit	(13)	(11)
Accumulated other comprehensive loss	$(39)	$(31)

Recent Accounting Pronouncements. In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for us beginning in the first quarter of fiscal 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to the accounting for income taxes and improve consistent application of Topic 740. ASU 2019-12 is effective for us beginning in the first quarter of fiscal 2022.

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

In addition to the accounting standards described above, certain amounts in the consolidated balance sheets and consolidated statements of cash flows have also been reclassified to conform to the current presentation.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $9 million of revenue in the year ended December 31, 2020 that was included in the deposit liability balance as of December 31, 2019. The deposit liability balance is included in deferred revenue on our consolidated balance sheets. The deposit liability balance was $21 million and $9 million as of December 31, 2020 and 2019, respectively.

Disaggregation of Revenue. Revenue from our broadcast segment is generated through both our direct and advertising agency intermediary sales channels. Revenue from our production companies segment is generated through our direct sales channel. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Year Ended December 31,
	2020	2019	2018
Market and service type:
Advertising:
Local	$771	$898	$443
National	198	229	114
Political	430	68	155
Total advertising	1,399	1,195	712
Retransmission consent	867	796	355
Production companies	61	87	-
Other	54	44	17
Total revenue	$2,381	$2,122	$1,084

Sales channel:
Direct	$1,302	$1,270	$552
Advertising agency intermediary	1,079	852	532
Total revenue	$2,381	$2,122	$1,084

3.	Acquisitions and Divestitures

During 2020, 2019 and 2018, we completed a number of acquisition and divestiture transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties.

2020 Acquisitions.

Alaska Transactions. On July 31, 2020, we completed the acquisition of television station operations in the Anchorage and Juneau, Alaska television market (DMA 148 and 207, respectively), for $19 million, using cash on hand (the “Alaska Transactions”).

Columbus Transactions. On September 1, 2020, we acquired certain non-license assets of WLTZ-TV (NBC), in the Columbus, Georgia market (DMA 129) and entered into shared services and other related agreements with SagamoreHill of Columbus GA, LLC (“SagamoreHill”) to provide news and back-office services to WLTZ-TV (the “Columbus Transactions”). We paid was $22 million to SagamoreHill, using cash on hand (the “Columbus Transactions”).

Sioux Falls Transactions. On November 2, 2020, Gray entered into a new network affiliation agreement with the FOX Broadcasting Network for one of its television stations in the Sioux Falls, South Dakota television market (DMA 115) that utilize certain non-license assets that Gray acquired at the same time from Independent Communications, Inc., for $22 million using cash on hand, for the former FOX affiliate for the market.

Lubbock Transactions. On December 31, 2020, we acquired television Station KLCW-TV (CW) and certain low power television stations in the Lubbock, Texas market (DMA 142), as well as certain non-license assets of KJTV-TV (FOX) and two additional low power stations and certain real estate, for a combined purchase price of $23 million, using cash on hand. On that date, we also entered into a shared services agreement with SagamoreHill to provide news and back-office services to KJTV-TV and its associated low power stations using cash on hand (the “Lubbock Transactions”). Due to the proximity of the closing date of the Lubbock Transactions to the balance sheet date of December 31, 2020, we are unable to present a preliminary purchase price allocation for the acquired business. The payment of the purchase price is included in our other non-current assets at December 31, 2020, and is included in the acquisitions of television businesses and licenses, net of cash acquired line in our statement of cash flows. The fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

The following table summarizes the preliminary values of the assets acquired and resulting goodwill of the Alaska Transactions, Columbus Transactions and the Sioux Falls Transactions (in millions):

	2020 Acquisitions
	Alaska	Columbus	Sioux Falls	Total
Accounts receivable and other current assets	$1	$-	$-	$1
Property and equipment	5	2	-	7
Goodwill	2	1	11	14
Broadcast licenses	2	-	-	2
Other intangible assets	9	19	11	39
Total	$19	$22	$22	$63

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

The Company’s consolidated results of operations for year ended December 31, 2020 include the results of the 2020 Acquisitions beginning on each transaction’s date of acquisition, but these amounts were not material.

In addition, we acquired broadcast licenses totaling approximately $5 million that did not qualify as acquisitions of businesses.

“Transaction Related Expenses” incurred in connection with the 2020 Acquisitions, during the year ended December 31, 2020, were approximately $1 million.

2019 Acquisitions and Divestitures.

Raycom Merger. On January 2, 2019, we completed an acquisition of all the equity interests of Raycom Media, Inc. (“Raycom”). In connection with the acquisition of Raycom and on the same date, Gray assumed and completed Raycom’s pending acquisitions of WUPV-DT in the Richmond, Virginia market and KYOU-TV in the Ottumwa, Iowa market. To facilitate regulatory approval of the acquisition of Raycom and to satisfy the conditions placed on the acquisition by the DOJ and the FCC, we completed the divestiture of nine television stations in overlapping markets. We refer to the acquisition of Raycom, WUPV-DT and KYOU-TV and the divestiture of the stations in the nine overlapping markets collectively as the “Raycom Merger.”

The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. The following table lists the stations acquired and retained, net of divestitures:

Current		Station
DMA		Call	Network
Rank	DMA	Letters	Affiliation

15	Tampa-St. Petersburg (Sarasota), FL	WWSB	ABC
19	Cleveland/Akron (Canton)	WOIO	CBS
19	Cleveland/Akron (Canton)	WUAB	CW
23	Charlotte, NC	WBTV	CBS
41	West Palm Beach/Ft. Pierce, FL	WFLX	FOX
34	Cincinnati, OH	WXIX	FOX
50	Birmingham (Anniston and Tuscaloosa), AL	WBRC	FOX
49	Louisville, KY	WAVE	NBC
51	New Orleans, LA	WVUE	FOX
52	Memphis, TN	WMC	NBC
54	Richmond/Petersburg, VA	WWBT	NBC
54	Richmond/Petersburg, VA	WUPV	CW
75	Tucson/Nogales, AZ	KOLD	CBS
66	Honolulu, HI	KHNL	NBC
66	Honolulu, HI	KGMB	CBS
66	Honolulu, HI	KHBC	NBC/CBS
66	Honolulu, HI	KOGG	NBC/CBS
79	Columbia, SC	WIS	NBC
81	Huntsville/Decatur/Florence, AL	WAFF	NBC
91	Paducah, KY/Cape Girardeau, MO/
	Harrisburg, IL	KFVS	CBS
96	Shreveport, LA	KSLA	CBS
87	Savannah, GA	WTOC	CBS
88	Charleston, SC	WCSC	CBS
93	Baton Rouge, LA	WAFB	CBS
93	Baton Rouge, LA	WBXH	MY
97	Jackson, MS	WLBT	NBC
89	Myrtle Beach/Florence, SC	WMBF	NBC
106	Boise, ID	KNIN	FOX
107	Evansville, IN	WFIE	NBC
112	Tyler/Longview, TX	KLTV	ABC
112	Tyler/Longview, TX	KTRE	ABC
119	Montgomery, AL	WSFA	NBC
124	Wilmington, NC	WECT	NBC
129	Columbus, GA/Opelika, AL	WTVM	ABC
137	Amarillo, TX	KFDA	CBS
137	Amarillo, TX	KEYU	TEL
142	Lubbock, TX	KCBD	NBC
150	Odessa/Midland, TX	KWAB	CW
150	Odessa/Midland, TX	KTLE	TEL
154	Wichita Falls, TX/Lawton, OK	KSWO	ABC
154	Wichita Falls, TX/Lawton, OK	KKTM	TEL
161	Albany, GA	WALB	NBC/ABC
153	Biloxi/Gulfport, MS	WLOX	ABC/CBS
168	Hattiesburg/Laurel, MS	WDAM	NBC/ABC
183	Jonesboro, AR	KAIT	ABC/NBC
201	Ottumwa, IA/Kirksville, MO	KYOU	FOX/NBC

On January 2, 2019, the following stations were acquired from Raycom and their assets were immediately divested in eight markets as follows (dollars in millions):

	Total
	Cash	Station		Current
	Consideration	Call		DMA
Purchaser	Received	Letters	DMA	Rank

Lockwood Broadcasting, Inc.	$67	WTNZ	Knoxville, TN	60
		WFXG	Augusta, GA	111
		WPGX	Panama City, FL	139
		WDFX	Dothan, AL	175

Scripps Media, Inc.	55	KXXV	Waco/Temple/Bryan, TX	95
		KRHD	Waco/Temple/Bryan, TX	95
		WTXL	Tallahassee, FL	113

TEGNA, Inc.	109	WTOL	Toledo, OH	78
		KWES	Odessa/Midland, TX	150
Total	$231

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

		KYOU
		and	Net
	Raycom	WUPV	Consideration

Purchase Price	$3,660	$17	$3,677
Less - consideration allocated to all assets acquired and net of liabilities assumed for the Raycom overlap market stations which were also divested on January 2, 2019	(234)	-	(234)
Purchase consideration for assets acquired and liabilities assumed net of divestitures	$3,426	$17	$3,443

United Acquisition. On May 1, 2019, we acquired the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 174) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 198) from United Communications Corporation (“United Acquisition”) for an adjusted purchase price of $48 million of cash, excluding Transaction Related Expenses. We began operating those stations on March 1, 2019 under a local programming and marketing agreement, which increased the total number of our markets from 91 to 93.

Sioux Falls Acquisition. On September 25, 2019, we acquired KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 115), for $33 million, using cash on hand (“Sioux Falls Acquisition”).

Charlottesville Acquisition and Divestiture. On October 1, 2019, we acquired the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 189) from Waterman Broadcasting Corporation for $13 million using cash on hand (the “Charlottesville Acquisition”). Also, on October 1, 2019, in order to meet regulatory requirements, we divested our legacy stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC). The divestitures resulted in a gain of approximately $19 million.

The following table summarizes the values of the assets acquired, liabilities assumed and resulting goodwill of the Raycom Merger, the United Acquisition, The Sioux Falls Acquisition and the Charlottesville Acquisition (together, the “2019 Acquisitions”) (in millions):

	2019 Acquisitions
	Raycom	United	Sioux Falls	Charlottesville	Total
Cash	$115	$-	$-	$-	$115
Accounts receivable, net	243	3	1	1	248
Program broadcast rights	12	-	-	-	12
Other current assets	10	-	-	-	10
Property and equipment	311	10	10	7	338
Operating lease right of use asset	52	-	-	-	52
Goodwill	829	3	2	-	834
Broadcast licenses	2,004	24	14	2	2,044
Other intangible assets	504	8	7	3	522
Other non-current assets	20	-	-	-	20
Employee compensation and benefits	(29)	-	-	-	(29)
Program broadcast obligations	(16)	-	-	-	(16)
Other current liabilities	(60)	-	(1)	-	(61)
Federal and state income taxes payable	(3)	-	-	-	(3)
Deferred income taxes	(472)	-	-	-	(472)
Operating lease liabilities	(52)	-	-	-	(52)
Other long-term liabilities	(25)	-	-	-	(25)
Total	$3,443	$48	$33	$13	$3,537

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

The following table summarizes the approximate Transaction Related Expenses incurred in connection with the 2019 Acquisitions, during the year ended December 31, 2019, by type and by financial statement line item (in millions):

Year Ended
December 31,
2019
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$24
Incentive compensation and other severance costs	21
Termination of sales representation and other agreements	34
Total Transaction Related Expenses	$79

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	$45
Corporate and administrative	34
Total Transaction Related Expenses	$79

Unaudited Pro Forma Financial Information – 2019 Acquisitions. The following table sets forth certain unaudited pro forma information for the year ended December 31, 2019 assuming that the 2019 Acquisitions occurred on January 1, 2019 (in millions, except per share data):

Year Ended
December 31,
2019

Revenue (less agency commissions)	$2,139

Net income	$241

Net income attributable to common stockholders	$189

Basic net income attributable to common stockholders, per share	$2.43

Diluted net income attributable to common stockholders, per share	$2.41

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the television stations acquired, net of divestitures, included in the 2019 Acquisitions, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2019 Acquisitions on January 1, 2019 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the year ended December 31, 2019 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, Transaction Related Expenses and related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

2018 Divestiture. On December 31, 2018, in order to facilitate regulatory approval of the Raycom Merger, we sold the assets of WSWG-TV (DMA 161) in the Albany, Georgia television market for $9 million, excluding Transaction Related Expenses, to Marquee Broadcasting, Inc. and Marquee Broadcasting Georgia, Inc. In connection with the divestiture of the assets of WSWG-TV, we recorded a gain of approximately $5 million in the fourth quarter of 2018.

4.     Long-term Debt

As of December 31, 2020, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”) and our 4.75% senior notes due 2030 (the “2030 Notes”). As of December 31, 2019, long-term debt primarily consisted of obligations under our 2017 Senior Credit Facility (as defined below), our 5.125% senior notes due 2024 (the “2024 Notes”), our 2026 Notes and our 2027 Notes as follows (in millions):

	December 31,
	2020	2019
Long-term debt including current portion:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2024 Notes	-	525
2026 Notes	700	700
2027 Notes	750	750
2030 Notes	800	-
Total outstanding principal	4,035	3,760
Unamortized deferred loan costs - 2019 Term Loan	(34)	(44)
Unamortized deferred loan costs - 2024 Notes	-	(5)
Unamortized deferred loan costs - 2026 Notes	(6)	(7)
Unamortized deferred loan costs - 2027 Notes	(10)	(11)
Unamortized deferred loan costs - 2030 Notes	(14)	-
Unamortized premium - 2026 Notes	3	4
Long-term debt, less deferred financing costs	$3,974	$3,697

Borrowing availability under Revolving Credit Facility	$200	$200

Borrowings under the 2019 Term Loan and the 2017 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case, plus an applicable margin. As of December 31, 2020, the interest rate on the balance outstanding under the 2019 Term Loan and the 2017 Term Loan were 2.7% and 2.4%, respectively. The 2019 Term Loan and the 2017 Term Loan mature on January 2, 2026 and February 7, 2024, respectively.

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

As of December 31, 2020, the aggregate minimum principal maturities of our long-term debt were as follows (in millions):

	Minimum Principal Maturities
	2019 Senior	2026	2027	2030
Year	Credit Facility	Notes	Notes	Notes	Total
2021	$-	$-	$-	$-	$-
2022	-	-	-	-	-
2023	-	-	-	-	-
2024	595	-	-	-	595
2025	-	-	-	-	-
Thereafter	1,190	700	750	800	3,440
Total	$1,785	$700	$750	$800	$4,035

Collateral, Covenants and Restrictions. Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes and 2030 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2026 Notes, 2027 Notes and 2030 Notes are not material. As of December 31, 2020, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes and 2030 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2020 and 2019, we were in compliance with all required covenants under all our debt obligations.

Interest Payments. For all of our interest-bearing obligations, we made interest payments of approximately $179 million, $212 million and $95 million during 2020, 2019 and 2018, respectively. We did not capitalize any interest payments during those years.

Amendments. On February 19, 2021, we entered into an amendment to the 2019 Senior Credit Facility, which, among other things, increases availability under the revolving credit facility  (the "Revolving Credit Facility") under the 2019 Senior Credit Facility from an aggregate principal amount of $200 million to an aggregate principal amount of  $300 million. Please refer to Note 16 "Subsequent Events" for more information.

5.     Fair Value Measurement

We measure certain assets and liabilities at fair value, which are classified by the FASB Codification within the fair value hierarchy as level 1, 2, or 3, on the basis of whether the measurement employs observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions and consider information about readily available market participant assumptions.

●	Level 1: Quoted prices for identical instruments in active markets

●

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

●	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The use of different market assumptions or methodologies could have a material effect on the fair value measurement.

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both December 31, 2020 and 2019.

As of December 31, 2020, the carrying amount of our long-term debt was $4.0 billion and the fair value was $4.1 billion. As of December 31, 2019, the carrying amount of our long-term debt was $3.7 billion and the fair value was $3.9 billion. Fair value of our long-term debt is based on observable estimates provided by third-party financial service providers and is classified as Level 2.

6.     Stockholders’ Equity

We are authorized to issue 245 million shares of all classes of stock, of which 25 million shares are designated Class A common stock, 200 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. For the years ended December 31, 2020, 2019 and 2018, we did not declare or pay any common stock or Class A common stock dividends.

On January 2, 2019, we issued 11.5 million shares of our common stock at a price of $14.74 per share, which was the closing price for our common stock on the last trading day preceding the Raycom Merger, to certain former shareholders of Raycom as part of the total consideration paid for that transaction.

On November 5, 2019, our Board of Directors authorized the repurchase of up to $150 million of our outstanding common stock or our Class A common stock through December 31, 2022 (the “2019 Repurchase Authorization”). The 2019 Repurchase Authorization superseded all prior repurchase authorizations and prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (“401k Plan”).

On December 15, 2019, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934. The purpose of the 2019 IRP was to facilitate the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During 2020, under this plan, we purchased 905,836 shares of our common stock at an average purchase price of $11.02 per share, excluding commissions, for a total cost of approximately $10 million, after which the 2019 IRP was terminated in the second quarter of 2020.

Subsequent to the termination of the 2019 IRP we repurchased an additional 3,688,022 shares of our common stock, for a total cost of approximately $51 million at an average purchase price of $13.81 per share, excluding commissions. As of December 31, 2020, approximately $68 million was available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization.

On November 4, 2020, the Board of Directors authorized the Company to repurchase up to an additional $150 million of outstanding common stock and/or Class A common stock through December 31, 2023 (the “2020 Repurchase Authorization”). During 2020, under this plan, we repurchased 864,026 shares of our common stock, for a total cost of approximately $14 million at an average purchase price of $16.47 per share, excluding commissions. As of December 31, 2020, approximately $136 million was available to repurchase shares of our common stock and/or Class A common stock under the 2020 Repurchase Authorization.

Together, the capacity under our repurchase authorizations totals $204 million. Future share repurchases would be implemented through purchases made from time to time in either the open market or private transactions in accordance with applicable securities law requirements, including Rule 10b5-1. The extent to which we repurchase any of our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. We are not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares of our Class A common stock or common stock, held in treasury. As of December 31, 2020, we had reserved 4,006,948 shares and 1,336,440 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2019, we had reserved 6,130,944 shares and 1,503,254 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

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

8.     Stock-Based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our active stock-based compensation plans include the 2017 Equity and Incentive Compensation Plan (“2017 EICP”). The following table presents our stock-based compensation expense and the related income tax benefits for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense, gross	$16	$16	$7
Income tax benefit at our statutory rate associated with stock-based compensation	(4)	(4)	(2)
Stock-based compensation expense, net	$12	$12	$5

Currently, the 2017 EICP provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance. All shares of common stock and Class A common stock underlying outstanding options, restricted stock units and performance awards are counted as issued under the 2017 EICP for purposes of determining the number of shares available for future issuance.

During 2020, we granted under the 2017 EICP:

●	78,722 shares of restricted common stock with a grant date fair value of $11.56 to our non-employee directors that will vest on April 30, 2021;

●

83,407 shares of restricted Class A common stock with a grant date fair value per share of $19.87 to an employee, of which 27,802 shares vested on January 31, 2021 and 27,802 shares will vest on January 31, 2022 and 27,803 shares will vest on January 31, 2023;

●

83,407 shares of restricted Class A common stock with a grant date fair value per share of $19.87 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2023;

●

207,787 shares of restricted common stock with a grant date fair value per share of $21.69 to certain employees, of which 69,262 shares vested on January 31, 2021, 69,262 shares will vest on January 31, 2022 and 69,263 shares will vest on January 31, 2023;

●

40,756 shares of restricted common stock with a grant date fair value per share of $21.69 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2023;

●

Restricted stock units representing 90,184 shares of our common stock with a grant date fair value per share of $18.92 to certain employees, of which 60,052 shares will vest on March 1, 2021; and 15,066 shares will vest on each of March 1, 2022 and 2023;

●	Restricted stock units representing 3,000 shares of our common stock with a grant date fair value per share of $14.30 to an employee, which vested on June 1, 2020; and

●	32,216 shares of restricted common stock with a grant date fair value per share of $15.52 to an employee that will vest on September 1, 2021.

During 2019, we granted under the 2017 EICP:

●

99,905 shares of restricted class A common stock with a grant date fair value per share of $15.36 to an employee, of which 33,302 shares vested on each of January 31, 2020 and January 31, 2021 and 33,301 shares will vest on January 31, 2022;

●

99,905 shares of restricted class A common stock with a grant date fair value per share of $15.36 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022;

●	340,993 shares of restricted common stock with a grant date fair value per share of $14.85 to certain employees that vested on January 2, 2021;

●

277,048 shares of restricted common stock with a grant date fair value of $16.55 to certain employees, of which 92,349 shares vested on each of January 31, 2020 and January 31, 2021 and 92,350 shares will vest on January 31, 2022;

●

48,338 shares of restricted common stock with a grant date fair value per share of $16.55 to an employee, subject to the achievement of certain performance measures, which will vest on January 31, 2022;

●	11,223 shares of restricted common stock with a grant date fair value per share of $17.83 to an employee that vested on February 15, 2020;

●	41,181 shares of restricted common stock with a grant date fair value of $22.10 to our non-employee directors that vested on April 30, 2020;

●	32,680 shares of restricted common stock with a grant date fair value per share of $15.92 to an employee that vested on September 1, 2020; and

●	Restricted stock units representing 398,000 shares of our common stock with a grant date fair value of $18.21 that vested on June 1, 2020.

During 2018, we granted under the 2017 EICP:

●

110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, of which 36,680 shares vested on each of February 28, 2019 and February 28, 2020 and 36,680 shares will vest February 28, 2021;

●

110,040 shares of restricted Class A common stock with a grant date fair value per share of $12.65 to an employee, subject to the achievement of certain performance measures, which will vest on February 28, 2021;

●

318,196 shares of restricted common stock with a grant date fair value per share of $15.25 to certain employees; net of forfeitures, 131,106 shares vested on February 28, 2019; 69,651 shares vested on February 28, 2020; and 69,652 shares will vest on February 28, 2021; and

●	73,640 shares of restricted common stock with a grant date fair value per share of $11.95 to our non-employee directors, all of which vested on May 31, 2019.

As of December 31, 2020, we had 3.0 million shares of common stock and 1.3 million shares of Class A common stock available for issuance under the 2017 EICP. As of December 31, 2020, we had $7 million of total unrecognized compensation expense related to all non-vested stock-based compensation arrangements. This expense is expected to be recognized over a period of 1.5 years.

A summary of activity for the years ended December 31, 2020, 2019 and 2018 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	977,547	$15.45	578,894	$13.14	503,685	$11.14
Granted	359,481	18.92	751,463	16.07	391,836	14.63
Vested	(333,865)	15.35	(352,810)	12.98	(225,570)	11.21
Forfeited	(85,630)	15.53	-	-	(91,057)	13.27
Outstanding - end of period	917,533	$16.84	977,547	$15.45	578,894	$13.14

Restricted stock - Class A common:
Outstanding - beginning of period	449,284	$13.55	407,786	$11.82	462,632	$10.63
Granted	166,814	19.87	199,810	15.36	220,080	12.65
Vested	(136,056)	12.32	(158,312)	11.38	(274,926)	10.48
Outstanding - end of period	480,042	$16.10	449,284	$13.55	407,786	$11.82

Restricted stock units - common:
Outstanding - beginning of period	398,000	$18.21	-	$-	209,500	$15.70
Granted	93,184	18.77	398,000	18.21	-	-
Vested	(374,500)	18.18	-	-	(209,500)	15.70
Forfeited	(26,500)	18.21	-	-	-	-
Outstanding - end of period	90,184	$18.92	398,000	$18.21	-	$-

9.     Leases

Operating Leases. We lease various assets with non-cancellable lease terms that range between one and 99 years. Many of these leases have optional renewal periods ranging between one and 20 years. We define the lease term as the original lease base period plus optional renewal periods that we reasonably expect to exercise. We do not include renewal periods exercisable more than 10 years from the commencement date in the lease term as we cannot reasonably expect to exercise an option that far into the future. Some of our leases have free rent periods, tenant allowances and/or fixed or variable rent escalators. We record operating lease expense on a straight-line basis over the lease term. Operating lease expense is included in operating expenses in our consolidated statements of operations.

We lease land, buildings, transmission towers, right of way easements, and equipment through operating leases. We generally lease land for the purpose of erecting transmission towers for our broadcast operations. Our building leases consist of office space and broadcast studios. For transmission towers we do not own, we lease space for our transmission equipment on third-party towers. We lease right-of-ways for various purposes, including ingress and egress for tower locations and guyed wire space. Our equipment leases consist of office, transmission and production equipment.

We allocate consideration paid in the contract to lease and non-lease components based upon the contract or associated invoice received if applicable. Lease components include base rent, fixed rate escalators and in-substance fixed payments associated with the leased asset. Non-lease components include common area maintenance and operating expenses associated with the leased asset. We have not elected the practical expedient to combine lease and non-lease components. As such, we only include the lease component in the calculation of right of use (“ROU”) asset and lease liability. The incremental borrowing rate we use for the calculation is the rate of interest that we would pay to borrow on a collateralized basis over a similar term based upon our borrower risk profile.

Variable lease payments are not material and are included in operating lease expense as a component of operating expenses in our consolidated statement of operations. Variable lease payments are generally associated with usage-based leases and variable payment escalators such as consumer price index increases (“CPI”) incurred after the date of the adoption of ASC 842. Some of our land leases require us to pay a percentage of the revenue earned from leasing space on the towers we erect on the leased land. We included the payment level of CPI and percentage rent amounts at the time of the adoption of ASC 842 in the base rent for calculating the ROU asset and lease liability. CPI adjustments and percentage rent amounts that differ from the amount included in ASC 842 calculation are included in variable lease payments.

We recognize leases with an initial term of 12 months or less as short-term leases and generally consist of rentals of production or broadcast equipment for short periods of time. Lease payments associated with short-term leases are expensed as incurred.

Our operating lease expenses, including variable leases, were $13 million and $11 million for the years ended December 31, 2020 and 2019, respectively. Our short-term lease expenses were $1 million and $3 million for the years ended December 31, 2020 and 2019, respectively. Cash flows from operations included cash paid for operating leases of $14 million for each of the years ended December 31, 2020 and 2019. Additional ROU assets recognized in the year ended December 31, 2020 were $14 million. As of December 31, 2020, the weighted average remaining term of our operating leases was 10.75 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.76%.

The maturities of operating lease liabilities were as follows (in millions):

Year:
2021	$11
2022	10
2023	8
2024	7
2025	7
Thereafter	41
Total lease payments	84
Less: Imputed interest	(26)
Present value of lease liabilities	$58

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

Federal and state and local income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$39	$8	$43
State and local	20	13	11
Current income tax expense	59	21	54
Deferred:
Federal	64	54	17
State and local	11	1	6
Deferred income tax expense	75	55	23
Total income tax expense	$134	$76	$77

Significant components of our deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2020	2019
Deferred tax liabilities:
Net book value of property and equipment	$92	$83
Broadcast licenses, goodwill and other intangible assets	878	869
Total deferred tax liabilities	970	952

Deferred tax assets:
Liability for accrued vacation	4	3
Liability for accrued bonus	5	7
Deferred payroll taxes	3	-
Allowance for credit losses	3	3
Liability for pension plan	11	10
Federal operating loss carryforwards	38	87
State and local operating loss carryforwards	21	31
Acquisition costs	2	2
Restricted stock	4	4
Investments	4	4
Interest expense limitation	4	4
Other	1	1
Total deferred tax assets	100	156
Valuation allowance for deferred tax assets	(15)	(14)
Net deferred tax assets	85	142

Deferred tax liabilities, net of deferred tax assets	$885	$810

 As of December 31, 2020, we have approximately $204 million of federal operating loss carryforwards, which expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods, therefore we believe that it is more likely than not that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $567 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Statutory federal rate applied to income before income tax expense	$114	$53	$60
Current year permanent items	3	13	3
State and local taxes, net of federal tax benefit	27	13	14
Change in valuation allowance	1	(2)	-
Net operating loss carryback	(7)	-	-
Other items, net	(4)	(1)	-
Income tax expense as recorded	$134	$76	$77

Effective income tax rate	25%	30%	27%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2020, we increased our recorded non-current pension liability by $10 million and recognized other comprehensive loss of $8 million, net of a $2 million tax benefit. During 2019, we increased our recorded non-current pension liability by $7 million and recognized other comprehensive loss of $5 million, net of a $2 million tax benefit. During 2018, we decreased our recorded non-current pension liability by $1 million and recognized other comprehensive income of $1 million.

We made income tax payments (net of refunds) of $70 million, $23 million and $34 million, during the years ended December 31, 2020, 2019 and 2018, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2020, we had approximately $15 million of unrecognized tax benefits. These unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment. We have accrued estimates of interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2020, we had recorded a liability for potential penalties and interest of approximately $1 million related to uncertain tax positions. While it is difficult to calculate with any certainty, we estimate no change, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 global pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results. We do not currently expect the CARES Act to have a material impact on our annual estimated effective tax rate.

We file income tax returns in the United States federal and multiple state jurisdictions. We have net operating losses (historic and acquired, through recent business combinations) that extend our open adjustment period related to federal and state tax audits from 2000 through 2018. The open years vary by entity and jurisdiction.

11.     Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Our defined benefit pension plan is the Gray Television, Inc. Retirement Plan (“Gray Pension Plan”). Benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2020 and 2019, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2020 and 2019, respectively (dollars in millions):

	December 31,
	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$135	$117
Interest cost	4	5
Actuarial loss	16	17
Benefits paid	(4)	(4)
Projected benefit obligation at end of year	$151	$135

Change in plan assets:
Fair value of pension plan assets at beginning of year	$97	$84
Actual return on plan assets	12	14
Company contributions	3	3
Benefits paid	(4)	(4)
Fair value of pension plan assets at end of year	108	97
Funded status of pension plan	$(43)	$(38)

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$10	$5
Accumulated other comprehensive loss	(53)	(43)
Net liability recognized	$(43)	$(38)

Because the Gray Pension Plan is a frozen plan, the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $151 million and $135 million at December 31, 2020 and 2019, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	3.14%	4.16%
Expected long-term rate of return on pension plan assets	6.50%	6.50%
Estimated rate of increase in compensation levels	N/A	N/A

	As of December 31,
	2020	2019
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.38%	3.14%

 Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in millions):

	Year Ended December 31,
	2020	2019	2018
Components of net periodic pension cost:
Interest cost	$4	$5	$5
Expected return on plan assets	(6)	(5)	(6)
Recognized net actuarial loss	1	-	-
Net periodic pension benefit	$(1)	$-	$(1)

For the Gray Pension Plan, the estimated future benefit payments are as follows (in millions):

Years	Amount
2021	$4
2022	4
2023	5
2024	5
2025	5
2026	-	2030	31

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2020	2019
Asset category:
Insurance general account	15%	17%
Cash management accounts	3%	2%
Equity accounts	48%	47%
Fixed income accounts	32%	32%
Real estate accounts	2%	2%
Total	100%	100%

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

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2020 and 2019 (in millions):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$16	$-	$16
Cash management accounts	3	-	-	3
Equity accounts	52	-	-	52
Fixed income accounts	35	-	-	35
Real estate accounts	2	-	-	2
Total	$92	$16	$-	$108

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$16	$-	$16
Cash management accounts	2	-	-	2
Equity accounts	46	-	-	46
Fixed income account	31	-	-	31
Real estate accounts	2	-	-	2
Total	$81	$16	$-	$97

Expected Pension Contributions. We expect to contribute a combined total of approximately $4 million to our frozen defined benefit pension plan during the year ending December 31, 2021.

Capital Accumulation Plan. The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. In 2020, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. For the years ended December 31, 2020, 2019 and 2018, our matching contributions to our Capital Accumulation Plan were approximately $13 million, $11 million and $6 million, respectively. We estimate that our matching cash contributions to the Capital Accumulation Plan for 2021 will be approximately $13 million.

In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2020, 2019 and 2018, we accrued contributions of approximately $6 million, $5 million and $4 million, respectively, as discretionary profit sharing contributions. Each of these discretionary profit-sharing contributions was subsequently made in the form of shares of our common stock. We may also make matching and discretionary contributions of our common stock under the Capital Accumulation Plan. As of December 31, 2020, we had 960,311 shares of common stock reserved for issuance under this plan.

12.     Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; commitments for various syndicated television programs; and commitments under affiliation agreements with networks. Future minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheets as of December 31, 2020, were as follows (in millions):

	Service and	Syndicated	Network
	Other	Television	Affiliation
Year	Agreements	Programming	Agreements	Total
2021	$20	$10	$435	$465
2022	16	28	224	268
2023	14	18	229	261
2024	11	1	-	12
2025	11	-	-	11
Thereafter	11	-	-	11
Total	$83	$57	$888	$1,028

Legal Proceedings and Claims. We are and expect to continue to be subject to legal actions, proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these known actions, proceedings and claims will not materially affect our financial condition, results of operations or cash flows, although legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could result in materially adverse outcomes.

13.     Goodwill and Intangible Assets

During the years ended December 31, 2020 and 2019, we acquired, adjusted and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed during each of these years. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions. The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2019	Adjustments	Impairment	Amortization	2020
Goodwill	$1,446	$14	$-	$-	$1,460
Broadcast licenses	3,573	6	-	-	3,579
Finite-lived intangible assets	460	40	-	(105)	395
Total intangible assets net of accumulated amortization	$5,479	$60	$-	$(105)	$5,434

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			December 31,
	2018	Adjustments	Impairment	Amortization	2019
Goodwill	$612	$834	$-	$-	$1,446
Broadcast licenses	1,530	2,043	-	-	3,573
Finite-lived intangible assets	53	522	-	(115)	460
Total intangible assets net of accumulated amortization	$2,195	$3,399	$-	$(115)	$5,479

 The following table presents a summary of changes in our goodwill, on a gross basis (in millions):

	As of	Acquisitions
	December 31,	And		As of
	2019	Adjustments	Impairment	December 31, 2020
Goodwill, gross	$1,545	$14	$-	$1,559
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$1,446	$14	$-	$1,460

	As of	Acquisitions
	December 31,	And		As of
	2018	Adjustments	Impairment	December 31, 2019
Goodwill, gross	$711	$834	$-	$1,545
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$612	$834	$-	$1,446

The following table presents a summary of our intangible assets and related accumulated amortization (in millions):

	As of December 31, 2020			As of December 31, 2019
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,633	$(54)	$3,579	$3,627	$(54)	$3,573
Goodwill	1,460	-	1,460	1,446	-	1,446
	$5,093	$(54)	$5,039	$5,073	$(54)	$5,019

Intangible assets subject to amortization:
Network affiliation agreements	$67	$(28)	$39	$56	$(17)	$39
Other finite-lived intangible assets	644	(288)	356	615	(194)	421
	$711	$(316)	$395	$671	$(211)	$460

Total intangible assets	$5,804	$(370)	$5,434	$5,744	$(265)	$5,479

 Based on our intangible assets subject to amortization as of December 31, 2020, we expect that amortization of intangible assets for the succeeding five years will be as follows: 2021, $103 million; 2022, $99 million; 2023, $93 million; 2024, $27 million; and 2025, $18 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast license. As of December 31, 2020 and 2019, we tested our goodwill, broadcast licenses and other intangible asset recorded values for potential impairment and concluded that the balances were reasonably stated. As a result, we did not record an impairment expense for our goodwill, broadcast licenses or other intangible assets during 2020, 2019 or 2018.

In the first quarter of 2020, the COVID-19 global pandemic and measures to prevent its spread began to affect our businesses in a number of ways. In the first quarter of 2020, we concluded that the uncertainties surrounding this event were a triggering event that required us to evaluate whether or not it was more likely than not that the value of our goodwill and other intangible assets were impaired. Based upon our analysis of both qualitative and quantitative factors, we concluded that such assets were not impaired. We will continue to evaluate both the subjective and objective criteria that may cause us to re-evaluate this conclusion in the future.

See Note 1 “Description of Business and Summary of Significant Accounting Policies” for further discussion of our accounting policies regarding goodwill, broadcast licenses and other intangible assets.

14. Segment Information

During the years ended December 31, 2020 and 2019, we operated in two business segments, broadcasting and production companies. During the year ended December 31, 2018 we operated in one segment, broadcasting. The broadcasting segment operates television stations in local markets in the United States. The production companies segment includes the production of television and event content. Costs identified as other are primarily corporate and administrative expenses. The following tables present our business segment information (in millions):

		Production
As of and for the Year ended December 31, 2020:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$2,320	$61	$-	$2,381
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	1,340	52	65	1,457
Depreciation and amortization	186	12	3	201
(Gain) loss on disposal of assets, net	(31)	2	-	(29)
Total operating expenses	1,495	66	68	1,629
Operating income	$825	$(5)	$(68)	$752

Interest expense	$-	$-	$191	$191
Capital expenditures (excluding business combinations)	$106	$4	$-	$110
Goodwill	$1,419	$41	$-	$1,460
Total assets	$6,631	$141	$871	$7,643

As of and for the Year ended December 31, 2019:

Revenue (less agency commissions)	$2,035	$87	$-	$2,122
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	1,325	74	104	1,503
Depreciation and amortization	180	13	2	195
Gain on disposal of assets, net	(54)	-	-	(54)
Total operating expenses	1,451	87	106	1,644
Operating income	$584	$-	$(106)	$478

Interest expense	$-	$-	$227	$227
Capital expenditures (excluding business combinations)	$104	$1	$5	$110
Goodwill	$1,405	$41	$-	$1,446
Total assets	$6,530	$153	$289	$6,972

As of and for the Year ended December 31, 2018:

Revenue (less agency commissions)	$1,084	$-	$-	$1,084
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	596	-	41	637
Depreciation and amortization	74	-	1	75
Gain on disposal of assets, net	(17)	-	-	(17)
Operating expenses	653	-	42	695
Operating income	$431	$-	$(42)	$389

Interest expense	$-	$-	$107	$107
Capital expenditures (excluding business combinations)	$68	$-	$2	$70
Goodwill	$612	$-	$-	$612
Total assets	$2,763	$-	$1,450	$4,213

15.     Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not necessarily add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	Fiscal Quarter
	First	Second	Third	Fourth
	(In millions, except for per share data)
Year Ended December 31, 2020:
Revenue (less agency commissions)	$534	$451	$604	$792
Operating income	124	65	212	351
Net income (loss) attributable to common stockholders	40	(2)	109	211

Basic net income (loss) attributable to common stockholders per share	$0.41	$(0.02)	$1.15	$2.24
Diluted net income (loss) attributable to common stockholders per share	$0.40	$(0.02)	$1.14	$2.22

Year Ended December 31, 2019:
Revenue (less agency commissions)	$518	$508	$517	$579
Operating income	40	119	139	180
Net (loss) income attributable to common stockholders	(31)	31	46	81

Basic net (loss) income attributable to common stockholders per share	$(0.31)	$0.31	$0.46	$0.82
Diluted net (loss) income attributable to common stockholders per share	$(0.31)	$0.31	$0.46	$0.81

Because of the method used in calculating per share data, the sum of the quarterly per share data will not necessarily equal the per share data as computed for the year.

16.     Subsequent Events

Quincy Transaction. On January 31, 2021, we entered into an agreement with Quincy to acquire all of the outstanding shares of capital stock of Quincy for $925 million in cash, subject to certain adjustments, including, among other things, adjustments based on a determination of net working capital, cash, transaction expenses and indebtedness, as provided in the purchase agreement. Upon closing the Quincy Transaction, and net of divestitures required to meet regulatory requirements, we will own television stations serving 102 television markets that collectively reach over 25% of US television households, including the number-one ranked television station in 77 markets and the first and/or second highest ranked television station in 93 markets according to Comscore’s average all-day ratings for calendar year 2020.

The completion of the Quincy Transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the receipt of approval from the FCC and the expiration or early termination of the waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (ii) the absence of certain legal impediments to the consummation of the Quincy Transaction. We believe that the Quincy Transaction will be completed during the second or third quarter of 2021. Either party may terminate the Quincy purchase agreement if the Quincy Transaction is not consummated on or before January 31, 2022, with an automatic extension to May 1, 2022 if necessary to obtain regulatory approval under the circumstances specified in the Quincy purchase agreement. The purchase agreement includers a provision that we must pay a termination fee of $25 million if the purchase agreement is terminated as a result of a failure to satisfy certain regulatory approvals.

Amendment to 2019 Senior Credit Facility. On February 19, 2021, we entered into the first amendment (the “Amendment”) to our 2019 Senior Credit Facility. The Amendment, among other things, (i) increases availability under the Revolving Credit Facility from an aggregate principal amount of $200 million to an aggregate principal amount of  $300 million, (ii) extends the maturity date of borrowings under the Revolving Credit Facility to January 2, 2026 and (iii) modifies certain terms of the Revolving Credit Facility relating to the implementation of a LIBOR replacement rate.

Dividend on common stock and Class A common stock. On February 24, 2021, the Board declared a quarterly cash dividend of $0.08 per share of its common stock and Class A common stock. The first dividend is payable on March 31, 2021, to stockholders of record on March 15, 2021.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2020 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the year ended December 31, 2020, the effects of the COVID-19 pandemic have caused us to implement changes in our working environment and possibly our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by RSM US LLP (RSM), an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2020. RSMs report on our internal control over financial reporting is set forth in Item 8 of the Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2020) is incorporated herein by reference. In addition, the information set forth under "Information about our Executive Officers" in Part I of this Report is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the heading “Stock Ownership” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
Plan Category	of outstanding options,	outstanding options,	plans (excluding securities

Common Stock:
Equity compensation plans approved by security holders	-	$-	3,046,637 (1)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		3,046,637

Class A Common Stock:
Equity compensation plans approved by security holders	-	$-	1,336,440 (2)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		1,336,440

(1)	Consists of shares of common stock issuable under our 2017 EICP.
(2)	Consists of shares of our Class A common stock that are issuable under our 2017 EICP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2021” in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b)	Exhibits:

Exhibit Number	Description of Documents

3.1	Amended and Restated Articles of Incorporation of Gray Television, Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020)

3.2	Bylaws of Gray Television, Inc. as amended through June 5, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2013)

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

4.10	Form of 7.000% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on form 8-K filed with the SEC on November 16, 2018)

4.11	Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020)

4.12

Indenture, dated as of October 19, 2020, by and among Gray Television, Inc., the Guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 19, 2020)

4.13	Form of 4.750% Senior Note due 2030 (incorporated by reference Exhibit A to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 19, 2020)

Exhibit Number	Description of Documents

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

10.3	First Amendment to Credit Agreement and Incremental Amendment, dated as of February 19, 2021 among Gray Television, Inc., the financial institutions party thereto, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 24, 2021)

10.4	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

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

10.10	Executive and Key Employee Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.11

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

Exhibit Number	Description of Documents

10.13	Offer letter, dated June 22, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)*

21.1	Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Television, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts	(a)	Period

Year Ended December 31, 2020:
Allowance for doubtful accounts	$11	$2	$-	$(3)	$10
Valuation allowance for deferred tax assets	$14	$1	$-	$-	$15

Year Ended December 31, 2019:
Allowance for doubtful accounts	$5	$11	$-	$(5)	$11
Valuation allowance for deferred tax assets	$-	$14	$-	$-	$14

Year Ended December 31, 2018:
Allowance for doubtful accounts	$5	$2	$-	$(2)	$5
Valuation allowance for deferred tax assets	$-	$-	$-	$-	$-

(a)

Deductions from allowance for doubtful accounts represent write-offs of receivable balances not considered collectible. The deduction from the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards, as well as expiration of certain net operating loss carryforwards.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: February 25, 2021	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2021	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Executive Chairman and Chief Executive Officer

Date: February 25, 2021	By	/s/ Donald P. LaPlatney
Donald P. LaPlatney, Director, President and Co-Chief Executive Officer

Date: February 25, 2021	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 25, 2021	By:	/s/ T. L. Elder
T. L. Elder, Director

Date: February 25, 2021	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 25, 2021	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 25, 2021	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 25, 2021	By:	/s/ Paul H. McTear
Paul H. McTear, Director

Date: February 25, 2021	By:	/s/ Howell W. Newton
Howell W. Newton, Director

	By:	/s/ James C. Ryan
Date: February 25, 2021		James C. Ryan, Executive Vice President and
Chief Financial Officer

	By:	/s/ Jackson S. Cowart, IV
Date: February 25, 2021		Jackson S. Cowart, IV, Senior Vice President and Chief Accounting Officer