Form 10-Q
period 2021-03-31
GRAY TELEVISION INC
filed 2021-05-06
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to_________ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
88,632,523 shares outstanding as of April 29, 2021	7,171,019 shares outstanding as of April 29, 2021

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash	$819	$773
Accounts receivable, less allowance for credit losses of $10 and $10, respectively	413	425
Current portion of program broadcast rights, net	16	24
Income tax refunds receivable	21	21
Prepaid and other current assets	29	61
Total current assets	1,298	1,304

Property and equipment, net	730	737
Operating leases right of use asset	56	57
Broadcast licenses	3,584	3,579
Goodwill	1,466	1,460
Other intangible assets, net	376	395
Investment in broadcasting and technology companies	95	72
Other	55	39
Total assets	$7,660	$7,643

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	March 31,	December 31,
	2021	2020
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$19	$10
Employee compensation and benefits	56	53
Accrued interest	50	37
Accrued network programming fees	31	39
Other accrued expenses	19	29
Federal and state income taxes	26	20
Current portion of program broadcast obligations	17	25
Deferred revenue	10	22
Dividends payable	13	13
Current portion of operating lease liabilities	8	7
Total current liabilities	249	255

Long-term debt, less current portion and deferred financing costs	3,976	3,974
Program broadcast obligations, less current portion	4	5
Deferred income taxes	894	885
Accrued pension costs	43	43
Operating lease liabilities, less current portion	51	51
Other	19	27
Total liabilities	5,236	5,240

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 103,847,337 shares and 103,100,856 shares, respectively, and outstanding 88,628,868 shares and 88,140,259 shares, respectively	1,119	1,110
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,169,198 shares and 8,935,773 shares, respectively, and outstanding 7,171,019 shares and 7,048,006 shares, respectively	35	34
Retained earnings	880	862
Accumulated other comprehensive loss, net of income tax benefit	(39)	(39)
	1,995	1,967
Treasury stock at cost, common stock, 15,218,469 shares and 14,960,597 shares, respectively	(193)	(188)
Treasury stock at cost, Class A common stock, 1,998,179 shares and 1,887,767 shares, respectively	(28)	(26)
Total stockholders’ equity	1,774	1,753
Total liabilities and stockholders’ equity	$7,660	$7,643

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended
	March 31,
	2021	2020

Revenue (less agency commissions):
Broadcasting	$530	$515
Production companies	14	19
Total revenue (less agency commissions)	544	534
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcasting	361	335
Production companies	17	19
Corporate and administrative	18	15
Depreciation	25	21
Amortization of intangible assets	26	26
Gain on disposal of assets, net	(4)	(6)
Operating expenses	443	410
Operating income	101	124
Other income (expense):
Miscellaneous income, net	1	(1)
Interest expense	(48)	(52)
Income before income taxes	54	71
Income tax expense	15	18
Net income	39	53
Preferred stock dividends	13	13
Net income attributable to common stockholders	$26	$40

Basic per common share information:
Net income	$0.28	$0.41
Weighted average common shares outstanding	94	98

Diluted per common share information:
Net income	$0.27	$0.40
Weighted average common shares outstanding	95	99

Dividends declared per common share	$0.08	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	$1,464

Net income	-	-	-	-	53	-	-	-	-	-	53

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
401(k) Plan	-	-	430,899	4	-	-	-	-	-	-	4
2007 Long Term Incentive Plan - stock options exercised	-	-	274,746	-	-	-	-	(154,935)	(2)	-	(2)
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	166,814	-	248,543	-	-	-	-	(118,550)	(2)	-	(2)
Forfeiture of restricted stock awards	-	-	(85,630)	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(500,923)	(6)	-	(6)

Share-based compensation	-	-	-	4	-	-	-	-	-	-	4

Balance at March 31, 2020	8,935,773	$31	102,615,418	$1,101	$544	(1,887,767)	$(26)	(9,862,906)	$(117)	$(31)	$1,502

Balance at December 31, 2020	8,935,773	$34	103,100,856	$1,110	$862	(1,887,767)	$(26)	(14,960,597)	$(188)	$(39)	$1,753

Net income	-	-	-	-	39	-	-	-	-	-	39

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	390,389	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	233,425	-	296,042	-	-	(110,412)	(2)	(239,597)	(4)	-	(6)
Restricted stock unit awards	-	-	60,050	-	-	-	-	(18,275)	(1)	-	(1)

Share-based compensation	-	1	-	2	-	-	-	-	-	-	3

Balance at March 31, 2021	9,169,198	$35	103,847,337	$1,119	$880	(1,998,179)	$(28)	(15,218,469)	$(193)	$(39)	$1,774

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income	$39	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25	21
Amortization of intangible assets	26	26
Amortization of deferred loan costs	3	3
Amortization of restricted stock awards	4	4
Amortization of program broadcast rights	9	9
Payments on program broadcast obligations	(9)	(10)
Common stock contributed to 401(k) plan	1	-
Deferred income taxes	9	9
Gain on disposal of assets, net	(4)	(6)
Other	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	12	26
Other current assets	31	(12)
Accounts payable	10	12
Employee compensation, benefits and pension cost	10	(20)
Accrued network fees and other expenses	(19)	(3)
Accrued interest	12	9
Income taxes payable	5	9
Deferred revenue	(12)	1
Net cash provided by operating activities	147	131

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(40)	(1)
Purchases of property and equipment	(13)	(27)
Proceeds from asset sales	-	1
Proceeds from Repack reimbursement (Note 1)	4	6
Investments in broadcast, production and technology companies	(24)	-
Other	-	(3)
Net cash used in investing activities	(73)	(24)

Financing activities
Payments for the repurchase of common stock	-	(6)
Payment of common stock dividends	(8)	-
Payment of preferred stock dividends	(13)	(13)
Deferred and other loan costs	(1)	-
Payment for taxes related to net share settlement of equity awards	(6)	(4)
Net cash used in financing activities	(28)	(23)
Net increase in cash	46	84
Cash and restricted cash at beginning of period	773	212
Cash at end of period	$819	$296

See notes to condensed consolidated financial statements.

1.      Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2020, which was derived from the Company’s audited financial statements as of December 31, 2020, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Our financial condition as of, and operating results for the three-months ended March 31, 2021, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2021.

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

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. We account for all material investments in which we have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous (expense) income, net in our consolidated statements of operations. Investments are also increased by contributions made to and decreased by the distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

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

Use of Estimates. The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The business and economic uncertainty resulting from the novel coronavirus and its related disease (collectively, “COVID-19”) has made such estimates and assumptions more difficult to calculate. Our actual results could differ materially from these estimated amounts. Our most significant estimates are our allowance for credit losses in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Earnings Per Share. We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share is computed by including all potentially dilutive common shares, including restricted shares, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three-months ended March 31, 2021 and 2020, respectively (in millions):

	Three Months Ended
	March 31,
	2021	2020

Weighted-average common shares outstanding-basic	94	98
Common stock equivalents for stock options and restricted stock	1	1
Weighted-average common shares outstanding-diluted	95	99

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of March 31, 2021 and December 31, 2020, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the three-months ended March 31, 2021 and 2020 consisted solely of our net income. As of March 31, 2021 and December 31, 2020 the balances were as follows (in millions):

	March 31,	December 31,
	2021	2020
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(52)	$(52)
Income tax benefit	(13)	(13)
Accumulated other comprehensive loss	$(39)	$(39)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	March 31,	December 31,	Useful Lives
	2021	2020	(in years)
Property and equipment:
Land	$124	$123
Buildings and improvements	306	305	7	to	40
Equipment	850	834	3	to	20
	1,280	1,262
Accumulated depreciation	(550)	(525)
Total property and equipment, net	$730	$737

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750 million may be made available to reimburse the Repack costs of full power, Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. 48 of our current full power stations and 37 of our current low power stations were affected by the Repack. The Repack process began in the summer of 2017 and we expect that it will conclude for nearly all of our stations before the end of 2021. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Gain on disposal of fixed assets, net:
Proceeds from sale of assets	$-	$(1)
Proceeds from Repack	(4)	(6)
Net book value of assets disposed	1	1
Other	(1)	-
Total	$(4)	$(6)

Purchase of property and equipment:
Recurring purchases - operations	$12	$21
Repack	1	6
Total	$13	$27

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

We are closely monitoring the potential impact of the COVID-19 global pandemic on the collectability of our receivables. As such, we did not adjust our allowance for credit loss as of March 31, 2021.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	$10	$11
Provision for credit losses	-	1
Amounts written off	-	-
Amounts recovered from previous write-offs	-	-
Ending balance	$10	$12

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate. The amendments in this ASU apply to all entities that elect to apply the optional guidance in Topic 848. An entity may elect to apply the amendments in this Update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. We are currently evaluating the applicability of this guidance.

In addition to the accounting standards described above, certain amounts in the condensed consolidated balance sheets and statements of cash flows have also been reclassified to conform to the current presentation.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $21 million of revenue in the three-months ended March 31, 2021 that was included in the deposit liability balance as of December 31, 2020. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $8 million and $21 million as of March 31, 2021 and December 31, 2020, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended
	March 31,
	2021	2020
Market and service type:
Broadcast advertising:
Local	$203	$199
National	57	51
Political	9	36
Total advertising	269	286
Retransmission consent	247	213
Production companies	14	19
Other	14	16
Total revenue	$544	$534

Sales Channel:
Direct	$357	$327
Advertising agency intermediary	187	207
Total revenue	$544	$534

3.      Acquisitions

Lubbock Transactions. On December 31, 2020, we acquired television station KLCW-TV (CW) and certain low power television stations in the Lubbock, Texas market (DMA 142), as well as certain non-license assets of KJTV-TV (FOX) and two additional low power stations and certain real estate, for a combined purchase price of $24 million, using cash on hand. On that date, we also entered into a shared services agreement with SagamoreHill to provide news and back-office services to KJTV-TV and its associated low power stations using cash on hand (the “Lubbock Transactions”).

Due to the proximity of the acquisition date to the date of the filing of our annual report on Form 10-K, we were unable to complete the allocation of the purchase price until the first quarter of 2021. The following table summarizes the preliminary values of the assets acquired and resulting goodwill of the Lubbock Transactions (in millions):

Property and equipment	$6
Operating lease right of use asset	1
Goodwill	6
Broadcast licenses	5
Other intangible assets	7
Other liabilities	(1)
Total	$24

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

Pending Acquisitions. On January 31, 2021, we entered into an agreement with Quincy Media, Inc. (“Quincy”) to acquire all of the outstanding shares of capital stock of Quincy for $925 million in cash, subject to certain adjustments, including, among other things, adjustments based on a determination of net working capital, cash, transaction expenses and indebtedness, as provided in the purchase agreement (the “Quincy Transaction”). Gray intends to finance the transaction, net of divestiture proceeds, with cash on hand and/or new debt. We have obtained a debt financing commitment under our 2019 Senior Credit Facility to finance up to the full purchase price of $925 million.

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

On April 29, 2021, we entered into an agreement with Allen Media Broadcasting, LLC to divest Quincy’s television stations in the seven markets in which we currently operate, for $380 million in cash, in order to facilitate regulatory approvals for the Quincy Transaction. We expect to close the Quincy Transaction and related divestitures concurrently following receipt of regulatory and other approvals, in the third quarter of 2021.

4.       Long-term Debt

As of March 31, 2021 and December 31, 2020, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”) and our 4.75% senior notes due 2030 (the “2030 Notes”). as follows (in millions):

	March 31,	December 31,
	2021	2020
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2026 Notes	700	700
2027 Notes	750	750
2030 Notes	800	800
Total outstanding principal, including current portion	4,035	4,035
Unamortized deferred loan costs - 2019 Senior Credit Facility	(33)	(34)
Unamortized deferred loan costs - 2026 Notes	(6)	(6)
Unamortized deferred loan costs - 2027 Notes	(10)	(10)
Unamortized deferred loan costs - 2030 Notes	(13)	(14)
Unamortized premium - 2026 Notes	3	3
Long-term debt, less current portion and deferred financing costs	$3,976	$3,974

Borrowing availability under 2019 Revolving Credit Facility	$299	$200

On February 19, 2021, we entered into the first amendment (the “Amendment”) to our Fourth Amended and Restated Credit Agreement (the “2019 Senior Credit Facility”). The Amendment, among other things, (i) increases availability under the Revolving Credit Facility from an aggregate principal amount of $200 million to an aggregate principal amount of  $300 million, (ii) extends the maturity date of borrowings under the Revolving Credit Facility to January 2, 2026 and (iii) modifies certain terms of the Revolving Credit Facility relating to the implementation of a LIBOR replacement rate. As of March 31, 2021, the 2019 Senior Credit Facility provided total commitments of approximately $2.1 billion, consisting of a $595 million term loan facility (the “2017 Term Loan”), a $1.2 billion term loan facility (the “2019 Term Loan”) and a $299 million revolving credit facility.

As of March 31, 2021, the interest rate on the balance outstanding under the 2019 Term Loan was 2.6%. The 2019 Term Loan matures on January 2, 2026. As of March 31, 2021, the interest rate on the balance outstanding under the 2017 Term Loan was 2.4%. The 2017 Term Loan matures on February 7, 2024. We expect to enter into a further amendment of our 2019 Senior Credit Facility that will modify its terms relating to the implementation of a LIBOR replacement rate that will apply to our current and future term loans.

As of March 31, 2021, the aggregate minimum principal maturities of our long term debt for the remainder of 2021 and the succeeding five years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	Total
Remainder of 2021	$-	$-	$-	$-	$-
2022	-	-	-	-	-
2023	-	-	-	-	-
2024	595	-	-	-	595
2025	-	-	-	-	-
2026	1,190	700	-	-	1,890
Thereafter	-	-	750	800	1,550
Total	$1,785	$700	$750	$800	$4,035

As of March 31, 2021, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes and the 2030 Notes include covenants with which we must comply. As of March 31, 2021 and December 31, 2020, we were in compliance with all required covenants under all our debt obligations.

For all of our interest bearing obligations, we made interest payments of approximately $32 million and $39 million during the three-months ended March 31, 2021 and 2020, respectively. We did not capitalize any interest payments during the three-months ended March 31, 2021 or 2020.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both March 31, 2021 and December 31, 2020.

At each of March 31, 2021 and December 31, 2020 the carrying amount of our long-term debt was $4.0 billion, and the fair value was $4.1 billion. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. On February 24, 2021, the Board of Directors initiated and declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock, to shareholders of record on March 15, 2021, payable on March 31, 2021. The total dividend paid was approximately $8 million. During the three-months ending March 31, 2020, we did not declare or pay any dividends on our common stock or Class A common stock.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of March 31, 2021, we had reserved 3,260,467 shares and 1,103,015 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2020, we had reserved 4,006,948 shares and 1,336,440 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

During the three-months ended March 31, 2021, we have not repurchased any shares of our common stock or Class A common stock under our share repurchase programs. As of March 31, 2021, approximately $204 million was available to repurchase shares of our common stock and/or Class A common stock under these programs.

7.      Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our income statement. During the three-months ended March 31, 2021, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2021, we expect to contribute $4 million to this plan.

During the three-months ended March 31, 2021, we contributed $5 million in matching cash contributions, and shares of our common stock valued at approximately $7 million for our 2020 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2020 and accrued as of December 31, 2020. During the remainder of 2021, we expect to contribute approximately $8 million of matching cash contributions to this plan.

8.      Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plan, is the 2017 Equity and Incentive Compensation Plan (the “2017 EICP”). Our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2021 and 2020, respectively (in millions).

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense, gross	$4	$4
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(1)
Stock-based compensation expense, net	$3	$3

All shares of common stock and Class A common stock underlying Restricted stock, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP for purposes of determining the number of shares available for future issuance.

During the three-months ended March 31, 2021, we granted under the 2017 EICP:

●

96,355 shares of restricted Class A common stock with a grant date fair value per share of $17.20 to an employee, of which 32,118 shares will vest on each of January 31, 2022 and 2023 and 32,119 shares will vest on January 31, 2024;

●

96,355 shares of restricted Class A common stock with a grant date fair value per share of $17.20 to an employee, subject to the achievement of certain performance measures, which will vest on February 29, 2024;

●	247,497 shares of restricted common stock with a grant date fair value per share of $18.21 to certain employees, of which 82,499 shares will vest on each of January 31, 2022, 2023 and 2024;

●

48,545 shares of restricted common stock with a grant date fair value per share of $18.21 to an employee, subject to the achievement of certain performance measures, which will vest on February 29, 2024;

●	restricted stock units representing 95,115 shares of our common stock, to certain employees, which will vest on March 1, 2022; and

●	40,715 vested shares of our Class A common stock with a grant date fair value per share of $19.87 to an employee, upon the achievement of certain performance measures.

During the three-months ended March 31, 2020, we granted under the 2017 EICP:

●

83,407 shares of restricted Class A common stock with a grant date fair value per share of $19.87 to an employee, of which 27,802 shares vested on January 31, 2021, 27,802 shares will vest on January 31, 2022 and 27,803 shares will vest on January 31, 2023;

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

●

restricted stock units representing 90,184 shares of our common stock, to certain employees, of which 60,052 shares vested on March 1, 2021, and 15,066 shares will vest on each of March 1, 2022 and 2023.

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2021 and 2020, respectively, is as follows:

	Three Months Ended March 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	917,533	$16.84	977,547	$15.45
Granted (1)	296,042	18.21	248,543	21.69
Forfeited	-	-	(85,630)	15.53
Vested	(502,241)	16.10	(260,004)	14.20
Outstanding - end of period	711,334	$17.94	880,456	$17.57

Restricted Class A common stock:
Outstanding - beginning of period	480,042	$16.10	449,284	$13.55
Granted (1)	233,425	17.67	166,814	19.87
Vested	(248,539)	15.00	(136,056)	12.32
Outstanding - end of period	464,928	$17.47	480,042	$16.10

Restricted stock units - common stock:
Outstanding - beginning of period	90,184	$18.92	398,000	$18.21
Granted	95,115	19.05	90,184	18.92
Vested	(60,052)	18.92	-	-
Outstanding - end of period	125,247	$19.02	488,184	$18.34

        (1) For awards subject to future performance conditions, amounts assume target performance.

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of March 31, 2021, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three-months ended March 31, 2021.

As of March 31, 2021, the weighted average remaining term of our operating leases was 11 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.73%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three-months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Lease expense
Operating lease expense	$3	$3
Short-term lease expense	1	1
Total lease expense	$4	$4

The maturities of operating lease liabilities as of March 31, 2021, for the remainder of 2021 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2021	$8
2022	10
2023	8
2024	8
2025	7
Thereafter	42
Total lease payments	$83
Less: Imputed interest	(24)
Present value of lease liabilities	$59

10.     Commitments and Contingencies

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

Pending Acquisitions. Please refer to Note 3. “Acquisitions” for a discussion of our commitments related to the pending acquisition of Quincy Media, Inc. and Note 14. “Subsequent Events” for a discussion of our recent and pending transactions.

11.    Goodwill and Intangible Assets

A summary of changes in our goodwill and other intangible assets, on a net basis, for the three-months ended March 31, 2021 is as follows (in millions):

	Net Balance at				Net Balance at
	December 31,				March 31,
	2020	Net Additions	Impairments	Amortization	2021

Goodwill	$1,460	$6	$-	$-	$1,466
Broadcast licenses	3,579	5	-	-	3,584
Finite-lived intangible assets	395	7	-	(26)	376
Total intangible assets net of accumulated amortization	$5,434	$18	$-	$(26)	$5,426

A summary of the changes in our goodwill, on a gross basis, for the three-months ended March 31, 2021, is as follows (in millions):

	As of			As of
	December 31,			March 31,
	2020	Net Additions	Impairments	2021

Goodwill, gross	$1,559	$6	$-	$1,565
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$1,460	$6	$-	$1,466

As of March 31, 2021 and December 31, 2020, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2021			As of December 31, 2020
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,638	$(54)	$3,584	$3,633	$(54)	$3,579
Goodwill	1,466	-	1,466	1,460	-	1,460
	$5,104	$(54)	$5,050	$5,093	$(54)	$5,039

Intangible assets subject to amortization:
Network affiliation agreements	$67	$(31)	$36	$67	$(28)	$39
Other finite-lived intangible assets	651	(311)	340	644	(288)	356
	$718	$(342)	$376	$711	$(316)	$395

Total intangible assets	$5,822	$(396)	$5,426	$5,804	$(370)	$5,434

Amortization expense for each of the three-months ended March 31, 2021 and 2020 was $26 million. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2021 will be approximately $77 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2022, $99 million; 2023, $93 million; 2024, $27 million; 2025, $18 million; and 2026, $17 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

12.    Income Taxes

For the three-months ended March 31, 2021 and 2020, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Income tax expense	$15	$18
Effective income tax rate	28%	25%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the three-months ended March 31, 2021, these estimates increased our statutory Federal income tax rate to our effective income tax rate of 28% as follows: state income taxes added 5%; permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 2%. For the three-months ended March 31, 2020, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 25% as follows: state income taxes added 5%; permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 1%; stock option exercises and restricted stock vesting resulted in a decrease of 2%.

During the first quarter of 2021, we made no material federal or state income tax payments. During the remainder of 2021, we anticipate making income tax payments (net of refunds) of approximately $28 million. As of March 31, 2021, we have approximately $204 million of federal operating loss carryforwards, which expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods. Therefore, we believe that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $567 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in a refund of $21 million.

13.     Segment information

The Company operates in two business segments: broadcasting and production companies. The broadcasting segment operates television stations located across 94 local markets in the U.S. The production companies segment includes the production of television content. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning the Company’s operating segments (in millions):

		Production
As of and for the three months ended March 31, 2021:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$530	$14	$-	$544
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	361	17	18	396
Depreciation and amortization	47	3	1	51
Gain on disposal of assets, net	(4)	-	-	(4)
Operating expenses	404	20	19	443
Operating income (loss)	$126	$(6)	$(19)	$101

Interest expense	$-	$-	$48	$48
Capital expenditures (excluding business combinations)	$13	$-	$-	$13
Goodwill	$1,425	$41	$-	$1,466
Total Assets	$6,613	$123	$924	$7,660

For the three months ended March 31, 2020:

Revenue (less agency commissions)	$515	$19	$-	$534
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	335	19	15	369
Depreciation and amortization	43	3	1	47
Gain on disposal of assets, net	(6)	-	-	(6)
Operating expenses	372	22	16	410
Operating income (loss)	$143	$(3)	$(16)	$124

Interest expense	$-	$-	$52	$52
Capital expenditures (excluding business combinations)	$27	$-	$-	$27

As of December 31, 2020:

Goodwill	$1,419	$41	$-	$1,460
Total Assets	$6,631	$141	$871	$7,643

14.     Subsequent Events

Acquisition of Doraville Land. On April 7, 2021 we acquired land in the Atlanta suburb of Doraville, Georgia for $83 million. We intend to use this property, in part, for future studio production facilities.

Acquisition of Meredith. On May 3, 2021, we agreed to acquire all outstanding shares of Meredith Corporation (“Meredith”) for approximately $14.50 per share in cash, or $2.7 billion in total enterprise value, subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders. The parties expect to close the transaction in the fourth quarter of 2021. At the closing, Gray will acquire Meredith’s remaining operating division, known as the Local Media Group, which owns 17 television stations in 12 local markets, adding 11 new markets to our operations. To facilitate regulatory approvals for this transaction, we will divest our existing television station in one market.

The merger agreement contains certain termination rights for both parties. Upon termination under specific circumstances, Meredith would be required to pay us a termination fee of $36 million, including in the event that Meredith enters into a definitive agreement with respect to a superior proposal or an adverse recommendation is issued by Meredith’s board of directors with respect to the transaction. If the required Meredith shareholder vote is not obtained or the transaction does not occur by the date specified in the merger agreement due to the failure of certain conditions to consummate the distribution and the spinoff, Meredith would be required to pay us an amount based upon the costs and expenses incurred by us related to the transaction. The merger agreement also provides that we will be required to pay a termination fee to Meredith of $125 million if the merger agreement is terminated by Meredith due to our breach of the agreement or failure to close, subject to certain limitations.

Also on May 3, 2021, we entered into a financing commitment letter to provide the debt financing for a portion of the purchase price to be paid to complete the transaction with an incremental term loan facility in an aggregate principal amount of $1.45 billion (the “2021 Term Loan”) and a bridge facility in an aggregate principal amount of $1.35 billion (the “2021 Bridge Facility”). The Commitment Letter contains conditions to funding of the debt financing customary for commitments of this type. The 2021 Term Loan will be secured on a pari passu basis with our other obligations under our 2019 Senior Credit Facility, and senior in lien priority to the 2021 Bridge Facility. The 2021 Bridge Facility will be second lien senior secured debt, ranking pari passu in right of payment with all our other senior debt and the guarantors, but junior in lien priority to the liens securing the 2021 Term Loan and all other obligations as defined in the 2019 Senior Credit Facility, in each case on terms reasonably satisfactory to the lead arranger. Various economic terms of the debt financing are subject to change in the process of syndication.

The transaction is subject to customary closing conditions and regulatory approvals, including certain consents necessary to effectuate the spinoff of Meredith’s National Media Group immediately prior to the closing of our acquisition of Meredith.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC.

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

Our revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the three-months ended March 31, 2021 and 2020, we generated revenue of $544 million and $534 million, respectively.

Impact of the COVID-19 Global Pandemic and Related Government Restrictions on our Markets and Operations. The impact of the COVID-19 global pandemic and measures to prevent its spread continue to affect our businesses in a number of ways. We have experienced a disruption in creation of content that we broadcast on our television stations and of events and programs we produce at our production companies, including the cancellation of certain sports events and the shutting down of production of certain television content. The extent to which the COVID-19 global pandemic impacts our business, financial condition, results of operations and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that might be imposed in response to the pandemic; its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 global pandemic subsides. The COVID-19 global pandemic’s impact on the capital markets could impact our cost of borrowing.

We have continued to actively monitor the global outbreak and spread of COVID-19 and contnue to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these challenges presented by the COVID-19 global pandemic through protecting the safety of our employees, seeking to maintain revenues, reducing expenses and delaying capital expenditures. There are certain limitations on our ability to mitigate the adverse financial impact of the pandemic, including the high fixed-cost nature of our businesses. The COVID-19 global pandemic, and the related economic disruptions and uncertainty,also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term, and consequently the broader impact that it could have on our business, financial condition, results of operations and cash flows. See “The novel coronavirus disease and its related diseases (“COVID-19”) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part I, Item 1A. Risk Factors of our 2020 Form 10-K.

Since March 2020, most of our employees have been working from home, with only essential employees working on site. We have recently begun to implement plans to re-open our offices and studios. For employees working on site, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those sites and undertaken other actions to make these sites safer. We have reduced employee travel to only essential business needs. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and state and local governments and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees. We cannot predict when or how we will begin to curtail these efforts or lift these restrictions, including remaining work from home requirements and travel restrictions. Currently, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.

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

Pending Acquisition of Quincy Media. On January 31, 2021, we entered into an agreement with, among others, Quincy, to acquire all of the outstanding shares of capital stock of Quincy for $925 million in cash, subject to certain adjustments, including, among other things, adjustments based on a determination of net working capital, cash, transaction expenses and indebtedness, as provided in the Quincy Transaction. We have obtained a debt financing commitment under our 2019 Senior Credit Facility to finance up to the full purchase price of $925 million. Upon closing the Quincy Transaction, and net of divestitures required to meet regulatory requirements, we will own television stations serving 102 television markets that collectively will reach over 25% of US television households, including the number-one ranked television station in 77 markets and the first and/or second highest ranked television station in 93 markets according to Comscore’s average all-day ratings for calendar year 2020.

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

On April 29, 2021, we entered into an agreement with Allen Media Broadcasting, LLC to divest Quincy’s television stations in the seven markets in which we currently operate, for $380 million in cash, in order to facilitate regulatory approvals for the Quincy Transaction. We expect to close the Quincy Transaction and related divestitures concurrently following receipt of regulatory and other approvals, in the third quarter of 2021.

On April 7, 2021 we acquired land in the Atlanta suburb of Doraville, Georgia for $83 million. We intend to use this property, in part, for future studio production facilities.

On May 3, 2021, we agreed to acquire all outstanding shares of Meredith Corporation (“Meredith”) for approximately $14.50 per share in cash, or $2.7 billion in total enterprise value, subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders (the “Meredith Transaction”), The Meredith Transaction is subject to customary closing conditions and regulatory approvals, including certain consents necessary to effectuate the spinoff of Meredith’s National Media Group immediately prior to the closing of our acquisition of Meredith.

Also on May 3, 2021, we entered into a financing commitment letter to provide the debt financing for a portion of the purchase price to be paid to complete the transaction with an incremental term loan facility in an aggregate principal amount of $1.45 billion (the “2021 Term Loan”) and a bridge facility in an aggregate principal amount of $1.35 billion (the “2021 Bridge Facility”). The Commitment Letter contains conditions to funding of the debt financing customary for commitments of this type. The 2021 Term Loan will be secured on a pari passu basis with our other obligations under our 2019 Senior Credit Facility, and senior in lien priority to the 2021 Bridge Facility. The 2021 Bridge Facility will be second lien senior secured debt, ranking pari passu in right of payment with all our other senior debt and the guarantors, but junior in lien priority to the liens securing the 2021 Term Loan and all other obligations as defined in the 2019 Senior Credit Facility, in each case on terms reasonably satisfactory to the lead arranger. Various economic terms of the debt financing are subject to change in the process of syndication.

Please see Note 14. “Subsequent Events – Acquisition of Meredith ” in our unaudited condensed consolidated financial statements contained elsewhere herein for further discussion of the Meredith Transaction.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During the three-months ended March 31, 2021 and 2020, we derived approximately 22% and 23% respectively, of our total broadcast advertising revenue (excluding political advertising revenue) from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended March 31,
	2021		2020
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$203	37%	$199	37%
National	57	10%	51	10%
Political	9	2%	36	7%
Retransmission consent	247	45%	213	40%
Production companies	14	3%	19	3%
Other	14	3%	16	3%
Total	$544	100%	$534	100%

Results of Operations

Three-Months Ended March 31, 2021 (“the 2021 three-month period”) Compared to Three-Months Ended March 31, 2020 (“the 2020 three-month period”)

Revenue. Total revenue increased $10 million, or 2%, to $544 million in the 2021 three-month period. Total revenue increased primarily due to retransmission consent revenue that increased by $34 million due to an increase in rates. Combined, local and national revenue increased by $10 million in the 2021 three-month period We attribute these increases primarily to the lessening effects of the COVID-19 global pandemic which affected our customers beginning in the 2020 three-month period. Political advertising revenue decreased by $27 million, resulting primarily from 2021 being the “off-year” of the two-year election cycle. Local and national revenue from the broadcast of the 2021 Super Bowl on our CBS-affiliated stations was approximately $6 million, compared to $3 million that we earned from the broadcast of the 2020 Super Bowl on our FOX-affiliated stations. Production company revenue decreased by $5 million in the 2021 three-month period primarily as a result of the impact of COVID-19 on sporting events.

Broadcast Expenses. Broadcast expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $26 million, or 8%, to $361 million in the 2021 three-month period. Payroll and related broadcast operating expenses increased by approximately $2 million in the 2021 three-month period. Non-payroll broadcast operating expenses increased by approximately $24 million. Retransmission expense increased by $23 million in the 2021 three-month period consistent with the increased retransmission consent revenue and with increases in rates, effective in the new year. We recorded broadcast non-cash stock-based amortization expense of $1 million and $2 million in the 2021 and 2020 three-month periods, respectively.

Production Company Expenses. Production company operating expenses were approximately $17 million in the 2021 three-month period, and decreased $2 million compared to the 2020 three-month period due primarily to the disruption in creation of content as a result of the of the COVID-19 global pandemic. Production company compensation expenses and non-compensation expenses each decreased by approximately $1 million in the 2021 three-month period.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $3 million, or 20%, to $18 million in the 2021 three-month period. These increases were primarily the result of Transaction Related Expenses of $1 million in the current year and non-cash stock-based amortization expenses that increased to $3 million in the 2021 three-month period compared to $2 million in the 2020 three-month period.

Depreciation. Depreciation of property and equipment totaled $25 million and $21 million for the 2021 three-month period and the 2020 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets totaled $26 million in each of the 2021 and 2020 three-month periods.

Interest Expense. Interest expense decreased $4 million to $48 million for the 2021 three-month period compared to $52 million in the 2020 three-month period. This decrease was attributable to a reduction of approximately 1.6% in the average interest rate on our Term Loans. This was offset by increases in the balance of our subordinated notes outstanding. Our average outstanding debt balance was $4.0 billion and $3.8 billion during the 2021 and 2020 three-month periods, respectively.

Income tax expense. During the 2021 three-month period, we recognized income tax expense of $15 million. During the 2020 three-month period, we recognized income tax expense of $18 million. For the 2021 three-month period and the 2020 three-month period, our effective income tax rate was 28% and 25%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2021 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate of 28% as follows: state income taxes added 5%; permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 2%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$147	$131
Net cash used in investing activities	(73)	(24)
Net cash used in financing activities	(28)	(23)
Net increase in cash	$46	$84

	As of
	March 31,	December 31,
	2021	2020
Cash	$819	$773
Long-term debt, less deferred financing costs	$3,976	$3,974
Borrowing availability under the Revolving Credit Facility	$299	$200
Series A Perpetual Preferred Stock	$650	$650

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $147 million in the 2021 three-month period compared to net cash provided by operating activities of $131 million in the 2020 three-month period. The increase of $16 million was primarily the result of decreased net income of $14 million offset by $31 million of cash provided by changes in net working capital.

Net cash used in investing activities was $73 million in the 2021 three-month period compared to $24 million in the 2020 three-month period. The increase in the amount used was largely due to the acquisition and investment activities in the 2021 three-month period compared to the 2020 three-month period.

Net cash used in financing activities was approximately $28 million in the 2021 three-month period compared to $23 million in the 2020 three-month period. We used approximately $8 million to pay dividends to holders of our Class A common stock and our common stock in the 2021 three-month period and $13 million of cash to pay dividends to holders of our Series A Preferred Stock in each of the 2021 and 2020 three-month periods.

Liquidity. We estimate that we will make approximately $178 million in debt interest payments over the twelve months immediately following March 31, 2021.

Although our cash flows from operations are subject to a number of risks and uncertainties, including the COVID-19 global pandemic and related economic effects, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the 2017 Term Loan under the 2019 Senior Credit Facility.

Debt. As of March 31, 2021, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our $700 million in aggregate principal amount of senior notes due 2026, our $750 million in aggregate principal amount of senior notes due 2027 and our $800 million in aggregate principal amount of senior notes due 2030. As of March 31, 2021, the 2019 Senior Credit Facility provided total commitments of $2.1 billion, consisting of a $595 million term loan facility, a $1.2 billion term loan facility and $299 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at March 31, 2021.

Capital Expenditures. In April 2017, the Federal Communications Commission (“FCC”) began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2021 and 2020 three-month periods were $13 million and $27 million, respectively. Excluding Repack, our capital expenditures were $12 million and $21 million for the 2021 and 2020 three-month periods, respectively. Our capitalized Repack costs and associated reimbursements for 2021 and 2020 three-month periods were $1 million and $6 million, respectively. As of March 31, 2021, the amount requested from the FCC for Repack, but not yet received, was approximately $6 million. Excluding Repack, but including Repack related expenditures, we expect that our capital expenditures will range between approximately $75 million to $85 million during 2021. In addition, capital expenditures for Repack during 2021 are expected to be approximately $7 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Pending Transactions. On January 31, 2021, we entered into the Quincy Transaction to acquire all of the outstanding shares of capital stock of Quincy for $925 million in cash, subject to certain adjustments, including, among other things, adjustments based on a determination of net working capital, cash, transaction expenses and indebtedness, as provided in the purchase agreement. We have obtained a debt financing commitment under our 2019 Senior Credit Facility to finance up to the full purchase price of $925 million. The purchase agreement includes a provision that we must pay a termination fee of $25 million if the purchase agreement is terminated as a result of a failure to satisfy certain regulatory approvals.

On April 29, 2021, we entered into an agreement with Allen Media Broadcasting, LLC to divest Quincy’s television stations in the seven markets in which we currently operate, for $380 million in cash, in order to facilitate regulatory approvals for the Quincy Transaction. We expect to close the Quincy Transaction and related divestitures concurrently following receipt of regulatory and other approvals, in the third quarter of 2021.

On April 7, 2021 we acquired land in the Atlanta suburb of Doraville, Georgia for $83 million. We intend to use this property, in part, for future studio production facilities.

On May 3, 2021, we agreed to acquire all outstanding shares of Meredith Corporation (“Meredith”) for approximately $14.50 per share in cash, or $2.7 billion in total enterprise value, subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders (the “Meredith Transaction”), The Meredith Transaction is subject to customary closing conditions and regulatory approvals, including certain consents necessary to effectuate the spinoff of Meredith’s National Media Group immediately prior to the closing of our acquisition of Meredith.

Also on May 3, 2021, we entered into a financing commitment letter to provide the debt financing for a portion of the purchase price to be paid to complete the transaction with an incremental term loan facility in an aggregate principal amount of $1.45 billion (the “2021 Term Loan”) and a bridge facility in an aggregate principal amount of $1.35 billion (the “2021 Bridge Facility”). The Commitment Letter contains conditions to funding of the debt financing customary for commitments of this type. The 2021 Term Loan will be secured on a pari passu basis with our other obligations under our 2019 Senior Credit Facility, and senior in lien priority to the 2021 Bridge Facility. The 2021 Bridge Facility will be second lien senior secured debt, ranking pari passu in right of payment with all our other senior debt and the guarantors, but junior in lien priority to the liens securing the 2021 Term Loan and all other obligations as defined in the 2019 Senior Credit Facility, in each case on terms reasonably satisfactory to the lead arranger. Various economic terms of the debt financing are subject to change in the process of syndication.

Please see Note 14. “Subsequent Events – Acquisition of Meredith ” in our unaudited condensed consolidated financial statements contained elsewhere herein for further discussion of the Meredith Transaction.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the first quarter of 2021, we made no material federal or state income tax payments. During the remainder of 2021, we anticipate making income tax payments (net of refunds) of approximately $28 million. As of March 31, 2021, we have approximately $204 million of federal operating loss carryforwards, which expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods. We therefore believe that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $567 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryforwards and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in a refund of $21 million.

During the 2021 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2021, we expect to contribute $4 million to this pension plan.

Off-Balance Sheet Arrangements. There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2020 Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2020 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general, our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments, acquisitions and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2020 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2021 has not materially changed since December 31, 2020. Our market risk profile on December 31, 2020 is disclosed in our 2020 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 6.  Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of May 3, 2021, by and among Gray Television, Inc., Gray Hawkeye Stations, Inc., and Meredith Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A filed with the SEC on May 5, 2021)
31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2021 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: May 6, 2021	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer