Form 10-Q
period 2021-06-30
GRAY TELEVISION INC
filed 2021-08-05
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
88,662,892 shares outstanding as of July 30, 2021	7,171,019 shares outstanding as of July 30, 2021

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash	$785	$773
Accounts receivable, less allowance for credit losses of $10 and $10, respectively	408	425
Current portion of program broadcast rights, net	7	24
Income tax refunds receivable	21	21
Prepaid income taxes	9	-
Prepaid and other current assets	27	61
Total current assets	1,257	1,304

Property and equipment, net	809	737
Operating leases right of use asset	55	57
Broadcast licenses	3,584	3,579
Goodwill	1,466	1,460
Other intangible assets, net	349	395
Investments in broadcasting and technology companies	95	72
Other	55	39
Total assets	$7,670	$7,643

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	June 30,	December 31,
	2021	2020
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$33	$10
Employee compensation and benefits	66	53
Accrued interest	37	37
Accrued network programming fees	30	39
Other accrued expenses	20	29
Federal and state income taxes	-	20
Current portion of program broadcast obligations	8	25
Deferred revenue	8	22
Dividends payable	13	13
Current portion of operating lease liabilities	8	7
Total current liabilities	223	255

Long-term debt, less deferred loan costs	3,979	3,974
Program broadcast obligations, less current portion	3	5
Deferred income taxes	905	885
Accrued pension costs	43	43
Operating lease liabilities, less current portion	50	51
Other	20	27
Total liabilities	5,223	5,240

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 103,898,352 shares and 103,100,856 shares, respectively, and outstanding 88,662,892 shares and 88,140,259 shares, respectively	1,122	1,110
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,169,198 shares and 8,935,773 shares, respectively, and outstanding 7,171,019 shares and 7,048,006 shares, respectively	36	34
Retained earnings	899	862
Accumulated other comprehensive loss, net of income tax benefit	(39)	(39)
	2,018	1,967
Treasury stock at cost, common stock, 15,235,460 shares and 14,960,597 shares, respectively	(193)	(188)
Treasury stock at cost, Class A common stock, 1,998,179 shares and 1,887,767 shares, respectively	(28)	(26)
Total stockholders’ equity	1,797	1,753
Total liabilities and stockholders’ equity	$7,670	$7,643

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue (less agency commissions):
Broadcasting	$537	$449	$1,067	$964
Production companies	10	2	24	21
Total revenue (less agency commissions)	547	451	1,091	985
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcasting	354	324	715	659
Production companies	9	5	26	24
Corporate and administrative	25	17	43	32
Depreciation	25	21	50	42
Amortization of intangible assets	27	26	53	52
Gain on disposal of assets, net	(1)	(7)	(5)	(13)
Operating expenses	439	386	882	796
Operating income	108	65	209	189
Other expense:
Miscellaneous expense, net	(7)	(2)	(6)	(3)
Interest expense	(47)	(46)	(95)	(98)
Income before income taxes	54	17	108	88
Income tax expense	15	6	30	24
Net income	39	11	78	64
Preferred stock dividends	13	13	26	26
Net income (loss) attributable to common stockholders	$26	$(2)	$52	$38

Basic per share information:
Net income (loss) attributable to common stockholders	$0.27	$(0.02)	$0.55	$0.39
Weighted-average shares outstanding	95	97	94	98

Diluted per share information:
Net income (loss) attributable to common stockholders	$0.27	$(0.02)	$0.55	$0.39
Weighted-average shares outstanding	95	97	95	98

Dividends declared per common share	$0.08	$-	$0.16	$-

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	$1,464

Net income	-	-	-	-	53	-	-	-	-	-	53

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
401(k) Plan	-	-	430,899	4	-	-	-	-	-	-	4
2007 Long Term Incentive Plan stock options exercised	-	-	274,746	-	-	-	-	(154,935)	(2)	-	(2)
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	166,814	-	248,543	-	-	-	-	(118,550)	(2)	-	(2)
Forfeiture of restricted stock awards	-	-	(85,630)	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(500,923)	(6)	-	(6)

Stock-based compensation	-	-	-	4	-	-	-	-	-	-	4

Balance at March 31, 2020	8,935,773	$31	102,615,418	$1,101	$544	(1,887,767)	$(26)	(9,862,906)	$(117)	$(31)	$1,502

Net income	-	-	-	-	11	-	-	-	-	-	11

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	78,722	-	-	-	-	(17,296)	-	-	-
Vesting of restricted stock units	-	-	374,500	-	-	-	-	(112,564)	(2)	-	(2)

Repurchase of common stock	-	-	-	-	-	-	-	(3,335,255)	(43)	-	(43)

Stock-based compensation	-	-	-	3	-	-	-	-	-	-	3

Balance at June 30, 2020	8,935,773	$31	103,068,640	$1,104	$542	(1,887,767)	$(26)	(13,328,021)	$(162)	$(31)	$1,458
.

Balance at December 31, 2020	8,935,773	$34	103,100,856	$1,110	$862	(1,887,767)	$(26)	(14,960,597)	$(188)	$(39)	$1,753

Net income	-	-	-	-	39	-	-	-	-	-	39

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	390,389	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	233,425	-	296,042	-	-	(110,412)	(2)	(239,597)	(4)	-	(6)
Restricted stock unit awards	-	-	60,050	-	-	-	-	(18,275)	(1)	-	(1)

Stock-based compensation	-	1	-	2	-	-	-	-	-	-	3

Balance at March 31, 2021	9,169,198	$35	103,847,337	$1,119	$880	(1,998,179)	$(28)	(15,218,469)	$(193)	$(39)	$1,774

Net income	-	-	-	-	39	-	-	-	-	-	39

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Issuance of common stock:
401(k) Plan	-	-	3,655	-	-	-	-	-	-	-	-
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	47,360	-	-	-	-	(16,991)	-	-	-

Stock-based compensation	-	1	-	3	-	-	-	-	-	-	4

Balance at June 30, 2021	9,169,198	$36	103,898,352	$1,122	$899	(1,998,179)	$(28)	(15,235,460)	$(193)	$(39)	$1,797

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$78	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50	42
Amortization of intangible assets	53	52
Amortization of deferred loan costs	6	6
Amortization of restricted stock awards	7	7
Amortization of program broadcast rights	17	19
Payments on program broadcast obligations	(18)	(20)
Common stock contributed to 401(k)	1	5
Deferred income taxes	21	13
Gain on disposal of assets, net	(5)	(13)
Other	1	2
Changes in operating assets and liabilities:
Accounts receivable	17	57
Prepaid income taxes	(9)	-
Other current assets	51	6
Accounts payable	23	75
Employee compensation, benefits and pension cost	13	(12)
Accrued network fees and other expenses	(34)	(5)
Accrued interest	-	(2)
Income taxes payable	(20)	10
Deferred revenue	(14)	1
Net cash provided by operating activities	238	307

Investing activities:
Acquisitions of television businesses and licenses, net of cash acquired	(41)	(1)
Purchases of property and equipment	(121)	(51)
Proceeds from asset sales	3	1
Proceeds from Repack reimbursement (Note 1)	7	14
Investment in broadcast, production and technology companies	(25)	(22)
Net cash used in investing activities	(177)	(59)

Financing activities:
Repurchase of common stock	-	(49)
Common stock dividends	(15)	-
Preferred stock dividends	(26)	(26)
Deferred and other loan costs	(1)	-
Taxes related to net share settlement of equity awards	(7)	(6)
Net cash used in financing activities	(49)	(81)
Net increase in cash	12	167
Cash at beginning of period	773	212
Cash at end of period	$785	$379

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2020, which was derived from the Company’s audited financial statements as of December 31, 2020, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the periods ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Our financial condition as of, and operating results for the three and six-months ended June 30, 2021, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2021.

Overview. We are a television broadcasting company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television (“television” or “TV”) stations and digital assets in the United States. Upon our anticipated acquisition of the television stations of Meredith Corporation, we will become the nation’s second largest television broadcaster, with television stations serving 113 markets that reach approximately 36 percent of US television households.  The portfolio will include 79 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station according to Comscore’s audience measurement data. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo Honey, and RTM Studios, the producer of PowerNation programs and content and is the majority owner of Swirl Films, which we refer to collectively as our “production companies.”

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. We account for all material investments in which we have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous (expense) income, net in our condensed consolidated statements of operations. Investments are also increased by contributions made to and decreased by the distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous (expense) income, net in our condensed consolidated statements of operations. These investments are reported together as a non-current asset on our condensed consolidated balance sheets.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2021 and 2020, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Weighted-average shares outstanding-basic	95	97	94	98
Common stock equivalents for stock options and restricted shares	-	-	1	-
Weighted-average shares outstanding-diluted	95	97	95	98

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of June 30, 2021 and December 31, 2020, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the six-month periods ended June 30, 2021 and 2020 consisted solely of our net income. As of June 30, 2021 and December 31, 2020 the balances were as follows (in millions):

	June 30,	December 31,
	2021	2020

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(52)	$(52)
Income tax benefit	(13)	(13)
Accumulated other comprehensive loss	$(39)	$(39)

Accounts Receivable and Allowance for Credit Losses. We record accounts receivable from sales and service transactions in our condensed consolidated balance sheets at amortized cost adjusted for any write-offs and net of allowance for credit losses. We are exposed to credit risk primarily through sales of broadcasting and digital advertising with a variety of direct and agency-based advertising customers, retransmission consent agreements with multichannel video program distributors and program production sales and services.

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

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

Six Months Ended
June 30, 2021
Beginning balance	$10
Provision for credit losses	1
Amounts written off	(1)
Ending balance	$10

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	June 30,	December 31,	Useful Lives
	2021	2020	(in years)
Property and equipment:
Land	$206	$123
Buildings and improvements	308	305	7	to	40
Equipment	857	834	3	to	20
	1,371	1,262
Accumulated depreciation	(562)	(525)
Total property and equipment, net	$809	$737

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with a $1.7 billion fund to reimburse all reasonable costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. Subsequent legislation in March 2018 appropriated an additional $1.0 billion for the Repack fund, of which up to $750 million may be made available to reimburse the Repack costs of full power, Class A television stations and multichannel video programming distributors. Other funds are earmarked to assist low power television stations and for other transition costs. The sufficiency of the FCC’s fund to reimburse for Repack costs is dependent upon a number of factors including the amounts to be reimbursed to other industry participants for Repack costs. Therefore, we cannot predict whether the fund will be sufficient to reimburse our Repack costs to the extent authorized under the legislation. 48 of our current full power stations and 37 of our current low power stations are affected by the Repack. The Repack process began in the summer of 2017 and we expect that it will conclude for nearly all of our stations before the end of 2021. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our gain on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gain on disposal of assets, net:
Proceeds from sale of assets	$(3)	$-	$(3)	$(1)
Proceeds from FCC - Repack	(3)	(8)	(7)	(14)
Net book value of assets disposed	4	1	5	2
Other	1	-	-	-
Total	$(1)	$(7)	$(5)	$(13)

Purchase of property and equipment:
Recurring purchases - operations			$39	$37
Doraville land purchase			80	-
Repack			2	14
Total			$121	$51

Recent Accounting Pronouncements. In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01, Reference Rate Reform (Topic 848), in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate. The amendments in this ASU apply to all entities that elect to apply the optional guidance in Topic 848. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final standard, up to the date that financial statements are available to be issued. We are currently evaluating the applicability of this guidance.

In addition to the accounting standards described above, certain amounts in the condensed consolidated balance sheets and statements of cash flows have also been reclassified to conform to the current presentation.

2.      Revenue

Revenue Recognition. We recognize revenue when we have completed a specified service and effectively transferred the control of that service to a customer in return for an amount of consideration we expect to be entitled to receive. The amount of revenue recognized is determined by the amount of consideration specified in a contract with our customers. We have elected to exclude taxes assessed by a governmental authority on transactions with our customers from our revenue. Any unremitted balance is included in current liabilities on our condensed consolidated balance sheets.

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our condensed consolidated balance sheets. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our condensed consolidated balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $21 million of revenue in the six months ended June 30, 2021 that was included in the deposit liability balance as of December 31, 2020. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $7 million and $21 million as of June 30, 2021 and December 31, 2020, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Market and service type:
Advertising:
Local (including internet/digital/mobile)	$222	$162	$425	$361
National	57	36	114	87
Political	6	21	15	57
Total advertising	285	219	554	505
Retransmission consent	242	220	489	433
Production companies	10	2	24	21
Other	10	10	24	26
Total revenue	$547	$451	$1,091	$985

Sales channel:
Direct	$358	$306	$715	$633
Advertising agency intermediary	189	145	376	352
Total revenue	$547	$451	$1,091	$985

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

Due to the proximity of the acquisition date to the date of the filing of our annual report on Form 10-K, we were unable to prepare the allocation of the purchase price until the first quarter of 2021. The following table summarizes the preliminary values of the assets acquired and resulting goodwill of the Lubbock Transactions (in millions):

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

Pending Acquisitions

Acquisition of Quincy. On January 31, 2021, we entered into an agreement with Quincy Media, Inc. (“Quincy”) to acquire all of the outstanding shares of capital stock of Quincy for $925 million in cash, subject to certain adjustments, including, among other things, adjustments based on a determination of net working capital, cash, transaction expenses and indebtedness, as provided in the purchase agreement (the “Quincy Transaction”).

On April 29, 2021, we entered into an agreement with Allen Media Broadcasting, LLC (“Allen”) to divest Quincy’s television stations in the seven markets in which we currently operate, for $380 million in cash, before taxes, in order to facilitate regulatory approvals for the Quincy Transaction (the “Allen Transaction”).

The Quincy Transaction and the Allen Transaction were completed simultaneously on August 2, 2021, using cash on hand and the net proceeds of the Allen Transaction.

Acquisition of Meredith. On May 3, 2021, we agreed to acquire all outstanding shares of Meredith Corporation (“Meredith”), subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders (the “Meredith Transaction”). The agreement was amended on June 2, 2021 to revise the purchase consideration to $16.99 per share in cash, or $2.825 billion in total enterprise value. The parties expect to close the transaction in the fourth quarter of 2021. At the closing, Gray will acquire Meredith’s remaining operating division, known as the Local Media Group, which owns 17 television stations in 12 local markets, adding 11 new markets to our operations. To facilitate regulatory approvals for the Meredith Transaction, on July 14, 2021, we agreed to divest our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market, to Allen for $70 million in cash, before taxes.

The merger agreement contains certain termination rights for both parties. Upon termination under specific circumstances, Meredith would be required to pay us a termination fee of $113 million, including in the event that Meredith enters into a definitive agreement with respect to a superior proposal or an adverse recommendation is issued by Meredith’s board of directors with respect to the transaction. In certain circumstances, Meredith would only be required to pay us $73 million. If the required Meredith shareholder vote is not obtained or the transaction does not occur by the date specified in the merger agreement due to the failure of certain conditions to consummate the distribution and the spinoff, Meredith would be required to pay us an amount based upon the costs and expenses incurred by us related to the transaction, but not to exceed $10 million. However, if the merger agreement is terminated for failure to consummate certain financing arrangements by Meredith, a termination fee would be payable by Meredith in the amount of $73 million (in lieu of expense reimbursement). The merger agreement also provides that we will be required to pay a termination fee to Meredith of $125 million if the merger agreement is terminated by Meredith due to our breach of the agreement or failure to close, subject to certain limitations.

On June 2, 2021, we entered into a second amended and restated financing “Commitment Letter” that provides for debt financing for a portion of the purchase price to complete the Meredith Transaction consisting of an incremental term loan facility in an aggregate principal amount of $1.45 billion (the “2021 Term Loan”); a bridge facility in an aggregate principal amount of $1.475 billion (the “2021 Bridge Facility”) and an amendment to the Revolving Credit Facility, as defined herein, to increase the commitment thereunder to $425 million. The Commitment Letter contains conditions to funding of the debt financing customary for commitments of this type. The 2021 Term Loan will be secured on a pari passu basis with our other obligations under our 2019 Senior Credit Facility, and senior in lien priority to the 2021 Bridge Facility. The 2021 Bridge Facility will be second lien senior secured debt, ranking pari passu in right of payment with all our, and the guarantors’, other senior debt, but junior in lien priority to the liens securing the 2021 Term Loan and all other obligations under the 2019 Senior Credit Facility, in each case on terms reasonably satisfactory to the lead arranger. Various economic terms of the debt financing are subject to change in the process of syndication.

The transaction is subject to customary closing conditions and regulatory approvals, including certain consents necessary to effectuate the spinoff of Meredith’s National Media Group immediately prior to the closing of our acquisition of Meredith.

4.      Long-term Debt

As of June 30, 2021 and December 31, 2020, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”) and our 4.75% senior notes due 2030 (the “2030 Notes”) as follows (in millions):

	June 30,	December 31,
	2021	2020
Long-term debt :
2019 Senior Credit Facility:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2026 Notes	700	700
2027 Notes	750	750
2030 Notes	800	800
Total outstanding principal, including current portion	4,035	4,035
Unamortized deferred loan costs - 2019 Senior Credit Facility	(31)	(34)
Unamortized deferred loan costs - 2026 Notes	(6)	(6)
Unamortized deferred loan costs - 2027 Notes	(9)	(10)
Unamortized deferred loan costs - 2030 Notes	(13)	(14)
Unamortized premium - 2026 Notes	3	3
Long-term debt, less deferred financing costs	3,979	3,974

Borrowing availability under Revolving Credit Facility	$299	$200

On February 19, 2021, we entered into the first amendment (the “Amendment”) to our Fourth Amended and Restated Credit Agreement (the “2019 Senior Credit Facility”). The Amendment, among other things, (i) increases availability under the Revolving Credit Facility from an aggregate principal amount of $200 million to an aggregate principal amount of  $300 million, (ii) extends the maturity date of borrowings under the Revolving Credit Facility to January 2, 2026 and (iii) modifies certain terms of the Revolving Credit Facility relating to the implementation of a LIBOR replacement rate. As of June 30, 2021, the 2019 Senior Credit Facility provided total commitments of approximately $2.1 billion, consisting of a $595 million term loan facility (the “2017 Term Loan”), a $1.2 billion term loan facility (the “2019 Term Loan”) and $299 million available under our Revolving Credit Facility.

As of June 30, 2021, the interest rate on the balance outstanding under the 2019 Term Loan was 2.6%. The 2019 Term Loan matures on January 2, 2026. As of June 30, 2021, the interest rate on the balance outstanding under the 2017 Term Loan was 2.3%. The 2017 Term Loan matures on February 7, 2024. We expect to enter into a further amendment of our 2019 Senior Credit Facility that will modify its terms relating to the implementation of a LIBOR replacement rate that will apply to our current and future term loans.

As of June 30, 2021, the aggregate minimum principal maturities of our long term debt for the remainder of 2021 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	Total
Remainder of 2021	$-	$-	$-	$-	$-
2022	-	-	-	-	-
2023	-	-	-	-	-
2024	595	-	-	-	595
2025	-	-	-	-	-
2026	1,190	700	-	-	1,890
Thereafter	-	-	750	800	1,550
Total	$1,785	$700	$750	$800	$4,035

As of June 30, 2021, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes and the 2030 Notes include covenants with which we must comply. As of June 30, 2021 and December 31, 2020, we were in compliance with all required covenants under all our debt obligations.

For all of our interest bearing obligations, we made interest payments of approximately $89 million and $95 million during the six-months ended June 30, 2021 and 2020, respectively.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both June 30, 2021 and December 31, 2020.

At each of June 30, 2021 and December 31, 2020 the carrying amount of our long-term debt was $4.0 billion, and the fair value was $4.1 billion. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. On February 24, 2021, the Board of Directors initiated a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock. The total dividends declared and paid during the six-months ended June 30, 2021 was approximately $15 million. During the six-months ending June 30, 2020, we did not declare or pay any dividends on our common stock or Class A common stock.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of June 30, 2021, we had reserved 3,209,452 shares and 1,103,015 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2020, we had reserved 4,006,948 shares and 1,336,440 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

During the six-months ended June 30, 2021, we have not repurchased any shares of our common stock or Class A common stock under our share repurchase programs. As of June 30, 2021, approximately $204 million was available to repurchase shares of our common stock and/or Class A common stock under these programs.

7.      Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our condensed consolidated statements of operations. During the six-months ended June 30, 2021, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2021, we expect to contribute $4 million to this plan.

During the six-month period ended June 30, 2021, we contributed $8 million in matching cash contributions, and shares of our common stock valued at approximately $7 million for our 2020 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2020 and accrued as of December 31, 2020. Based upon our staffing and employee participation as of June 30, 2021, during the remainder of 2021, we expect to contribute approximately $5 million of matching cash contributions to this plan. This estimate will increase significantly upon the completion of our pending acquisitions.

8.      Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plan is the 2017 Equity and Incentive Compensation Plan (the “2017 EICP”). The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2021 and 2020 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation expense, gross	$4	$3	$7	$7
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(1)	(1)	(2)
Stock-based compensation expense, net	$3	$2	$6	$5

All shares of common stock and Class A common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP for purposes of determining the number of shares available for future issuance.

During the six-months ended June 30, 2021, we granted under the 2017 EICP:

●	47,360 shares of restricted common stock with a grant date fair value of $21.96 to our non-employee directors that will vest on April 30, 2022;

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

●	restricted stock units representing 95,115 shares of our common stock, to certain employees, which will vest on March 1, 2022; and

●	40,715 vested shares of our Class A common stock with a grant date fair value per share of $19.87 to an employee, upon the achievement of certain performance measures.

During the six-months ended June 30, 2020, we granted under the 2017 EICP:

●	78,722 shares of restricted common stock with a grant date fair value of $11.56 to our non-employee directors that vested on April 30, 2021;

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

●

Restricted stock units representing 90,184 shares of our common stock, to certain employees, of which 60,052 shares that vested on March 1, 2021; and 15,066 shares will vest on each of March 1, 2022 and 2023; and

●	Restricted stock units representing 3,000 shares of our common stock to an employee, which vested on June 1, 2020.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2021 and 2020, respectively, is as follows:

	Six Months Ended
	June 30, 2021		June 30, 2020
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	917,533	$16.84	977,547	$15.45
Granted (1)	343,402	$18.73	327,265	$19.25
Vested	(580,963)	$15.48	(301,185)	$15.28
Forfeited	-	-	(85,630)	$15.53
Outstanding - end of period (1)	679,972	$18.96	917,997	$16.86

Restricted stock - Class A common:
Outstanding - beginning of period (1)	480,042	$16.10	449,284	$13.55
Granted (1)	233,425	$17.67	166,814	$19.87
Vested	(248,539)	$15.00	(136,056)	$12.32
Outstanding - end of period (1)	464,928	$17.47	480,042	$16.10

Restricted stock units - common stock:
Outstanding - beginning of period	90,184	$18.92	398,000	$18.21
Granted	95,115	$19.05	93,184	$18.77
Vested	(60,052)	$18.92	(374,500)	$18.18
Forfeited	-	-	(26,500)	$18.21
Outstanding - end of period	125,247	$19.02	90,184	$18.92

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of June 30, 2021, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six-months ended June 30, 2021.

As of June 30, 2021, the weighted-average remaining term of our operating leases was approximately 11 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.76%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and six-months ended June 30, 2021 and 2020, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$3	$3	$6	$6
Short-term lease expense	-	-	1	1
Total lease expense	$3	$3	$7	$7

The maturities of operating lease liabilities as of June 30, 2021, for the remainder of 2021 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2021	$5
2022	10
2023	8
2024	8
2025	8
Thereafter	42
Total lease payments	81
Less: Imputed interest	(23)
Present value of lease liabilities	$58

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

Pending Acquisitions. Please refer to Note 3. “Acquisitions” for a discussion of our commitments related to the pending acquisition of Quincy and Meredith.

11.    Goodwill and Intangible Assets

A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-months ended June 30, 2021 is as follows (in millions):

	Net Balance at				Net Balance at
	December 31,	Acquisitions			June 30,
	2020	and Adjustments	Impairments	Amortization	2021

Goodwill	$1,460	$6	$-	$-	$1,466
Broadcast licenses	3,579	5	-	-	3,584
Finite-lived intangible assets	395	7	-	(53)	349
Total intangible assets net of accumulated amortization	$5,434	$18	$-	$(53)	$5,399

A summary of the changes in our goodwill, on a gross basis, for the six-months ended June 30, 2021, is as follows (in millions):

	As of			As of
	December 31,	Acquisitions		June 30,
	2020	and Adjustments	Impairments	2021

Goodwill, gross	$1,559	$6	$-	$1,565
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$1,460	$6	$-	$1,466

As of June 30, 2021 and December 31, 2020, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2021			As of December 31, 2020
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,638	$(54)	$3,584	$3,633	$(54)	$3,579
Goodwill	1,466	-	1,466	1,460	-	1,460
	$5,104	$(54)	$5,050	$5,093	$(54)	$5,039

Intangible assets subject to amortization:
Network affiliation agreements	$67	$(34)	$33	$67	$(28)	$39
Other definite lived intangible assets	651	(335)	316	644	(288)	356
	$718	$(369)	$349	$711	$(316)	$395

Total intangibles	$5,822	$(423)	$5,399	$5,804	$(370)	$5,434

Amortization expense for the six-months ended June 30, 2021 and 2020 was $53 million and $52 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2021 will be approximately $51 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2022, $100 million; 2023, $94 million; 2024, $28 million; 2025, $19 million; and 2026, $18 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

.

12.    Income Taxes

For the three-month and six-month periods ended June 30, 2021 and 2020, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income tax expense	$15	$6	$30	$24
Effective income tax rate	28%	35%	28%	27%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the six-months ended June 30, 2021, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 28% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 2%. For the six-months ended June 30, 2020, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 27% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 1%.

During the six-months ended June 30, 2021, we made $38 million of federal and state income tax payments, net of refunds. During the remainder of 2021, we anticipate making income tax payments (excluding pending refunds) of approximately $12 million. As of June 30, 2021, we have approximately $204 million of federal operating loss carryforwards, which expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods. Therefore, we believe that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $567 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

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

		Production
As of and for the six months ended June 30, 2021:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,067	$24	$-	$1,091
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	715	26	43	784
Depreciation and amortization	95	6	2	103
Gain on disposal of assets, net	(5)	-	-	(5)
Operating expenses	805	32	45	882
Operating income (loss)	$262	$(8)	$(45)	$209

Interest expense	$-	$-	$95	$95
Capital expenditures (excluding acquisitions)	$28	$6	$87	$121
Goodwill	$1,425	$41	$-	$1,466
Total assets	$6,598	$121	$951	$7,670

For the six months ended June 30, 2020:

Revenue (less agency commissions)	$964	$21	$-	$985
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	659	24	32	715
Depreciation and amortization	87	6	1	94
Gain on disposal of assets, net	(13)	-	-	(13)
Operating expenses	733	30	33	796
Operating income (loss)	$231	$(9)	$(33)	$189

Interest expense	$-	$-	$98	$98
Capital expenditures (excluding acquisitions)	$51	$-	$-	$51

As of December 31, 2020:

Goodwill	$1,419	$41	$-	$1,460
Total assets	$6,631	$141	$871	$7,643

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

Business Overview. We are a television broadcasting company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television stations and digital assets in the United States. Upon our anticipated acquisition of the television stations of Meredith, we will become the nation’s second largest television broadcaster, with television stations serving 113 markets that reach approximately 36 percent of US television households. The portfolio will include 79 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station according to Comscore’s audience measurement data. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo Honey, and RTM Studios, the producer of PowerNation programs and content and is the majority owner of Swirl Films, which we refer to collectively as our “production companies.”

Our revenues are derived primarily from broadcasting and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the six-months ended June 30, 2021 and 2020, we generated revenue of $1.1 billion and $985 million, respectively.

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

We have continued to actively monitor the global outbreak and spread of COVID-19 and continue to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these challenges presented by the COVID-19 global pandemic through protecting the safety of our employees, seeking to maintain revenues and reducing expenses. There are certain limitations on our ability to mitigate the adverse financial impact of the pandemic, including the high fixed-cost nature of our businesses. The COVID-19 global pandemic, and the related economic disruptions and uncertainty,also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term, and consequently the broader impact that it could have on our business, financial condition, results of operations and cash flows. See “The novel coronavirus disease and its related diseases (“COVID-19”) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part I, Item 1A. Risk Factors of our 2020 Form 10-K.

In March 2020, most of our employees began working from home, with only essential employees working on site. We have recently begun to implement plans to reopen our offices through a hybrid format in which our employees work part of each week in our offices and part remotely. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and state and local governments and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees. We cannot predict when or how these these policies will change in the future. Currently, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.

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

Acquisition of Quincy. On January 31, 2021, we entered into an agreement with Quincy to acquire all of the outstanding shares of capital stock of Quincy for $925 million in cash, subject to certain adjustments, including, among other things, adjustments based on a determination of net working capital, cash, transaction expenses and indebtedness, as provided in the purchase agreement.

On April 29, 2021, we entered into an agreement with Allen to divest Quincy’s television stations in the seven markets in which we currently operate, for $380 million in cash, before taxes, in order to facilitate regulatory approvals for the Quincy Transaction.

The Quincy Transaction and the Allen Transaction were completed simultaneously on August 2, 2021, using cash on hand and the net proceeds of the Allen Transaction.

Acquisition of Meredith. On May 3, 2021, we entered into a merger agreement, as amended on June 2, 2021, in which we agreed to acquire all outstanding shares of Meredith, subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders. The agreement was amended to revise the purchase consideration to $16.99 per share in cash, or $2.825 billion in total enterprise value. The parties expect to close the transaction in the fourth quarter of 2021. At the closing, Gray will acquire Meredith’s remaining operating division, known as the Local Media Group, which owns 17 television stations in 12 local markets, adding 11 new markets to our operations. To facilitate regulatory approvals for the Meredith transaction, on July 14, 2021, we agreed to divest our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market, to Allen for $70 million in cash, before taxes.

The merger agreement contains certain termination rights for both parties. Upon termination under specific circumstances, Meredith would be required to pay us a termination fee of $113 million, including in the event that Meredith enters into a definitive agreement with respect to a superior proposal or an adverse recommendation is issued by Meredith’s board of directors with respect to the transaction. If the required Meredith shareholder vote is not obtained or the transaction does not occur by the date specified in the merger agreement due to the failure of certain conditions to consummate the distribution and the spinoff, Meredith would be required to pay us an amount based upon the costs and expenses incurred by us related to the transaction; however, if the merger agreement is terminated for failure to consummate certain financing arrangements by Meredith, a termination fee would be payable by Meredith in the amount of $73 million (in lieu of expense reimbursement). The merger agreement also provides that we will be required to pay a termination fee to Meredith of $125 million if the merger agreement is terminated by Meredith due to our breach of the agreement or failure to close, subject to certain limitations.

On June 2, 2021, we entered into the financing Commitment Letter to provide debt financing for a portion of the purchase price to complete the Meredith Transaction consisting of the $1.45 billion 2021 Term Loan, the $1.475 billion 2021 Bridge Facility and an amendment to the Revolving Credit Facility, as defined herein, to increase the commitment thereunder to $425 million. The Commitment Letter contains conditions to funding of the debt financing customary for commitments of this type. The 2021 Term Loan will be secured on a pari passu basis with our other obligations under our 2019 Senior Credit Facility, and senior in lien priority to the 2021 Bridge Facility. The 2021 Bridge Facility will be second lien senior secured debt, ranking pari passu in right of payment with all our, and the guarantors’, other senior debt, but junior in lien priority to the liens securing the 2021 Term Loan and all other obligations under the 2019 Senior Credit Facility, in each case on terms reasonably satisfactory to the lead arranger. Various economic terms of the debt financing are subject to change in the process of syndication.

The transaction is subject to customary closing conditions and regulatory approvals, including certain consents necessary to effectuate the spinoff of Meredith’s National Media Group immediately prior to the closing of our acquisition of Meredith.

Please see Note 3. “Acquisitions” in our unaudited condensed consolidated financial statements contained elsewhere herein for further discussion of the Quincy Transaction and Meredith Transaction.

Acquisition of Doraville Land. On April 7, 2021, we acquired land in the Atlanta suburb of Doraville, Georgia for approximately $80 million. We intend to use this property, in part, for future studio production facilities.

Revenues, Operations, Cyclicality and Seasonality. Broadcasting advertising is sold for placement generally preceding or following a television station’s network programming and within local and syndicated programming. Broadcasting advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach. In addition, broadcasting advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcasting advertising rates are generally the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming. Most advertising contracts are short-term, and generally run only for a few weeks.

We also sell internet advertising on our stations’ websites and mobile apps. These advertisements may be sold as banner advertisements, video advertisements and other types of advertisements or sponsorships.

Our broadcasting and internet advertising revenues are affected by several factors that we consider to be seasonal in nature. These factors include:

●

Spending by political candidates, political parties and special interest groups increases during the even-numbered “on-year” of the two-year election cycle. This political spending typically is heaviest during the fourth quarter of such years;

●

Broadcasting advertising revenue is generally highest in the second and fourth quarters each year. This seasonality results partly from increases in advertising in the spring and in the period leading up to, and including, the holiday season;

●	Local and national advertising revenue on our NBC-affiliated stations increases in certain years as a result of broadcasts of the Olympic Games; and

●

Because our stations and markets are not evenly divided among the Big Four broadcast networks, our local and national advertising revenue can fluctuate between years related to which network broadcasts the Super Bowl.

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During the six-months ended June 30, 2021 and 2020, we derived approximately 19% and 20% respectively, of our total broadcasting advertising revenue (excluding political advertising revenue) from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/ digital/mobile)	$222	41%	$162	36%	$425	39%	$361	37%
National	57	10%	36	8%	114	10%	87	9%
Political	6	1%	21	5%	15	1%	57	6%
Retransmission consent	242	44%	220	49%	489	45%	433	44%
Production companies	10	2%	2	0%	24	2%	21	2%
Other	10	2%	10	2%	24	3%	26	2%
Total	$547	100%	$451	100%	$1,091	100%	$985	100%

Results of Operations

Three-Months Ended June 30, 2021 (“the 2021 three-month period”) Compared to Three-Months Ended June 30, 2020 (“the 2020 three-month period”)

Revenue. Total revenue increased $96 million, or 21%, to $547 million in the 2021 three-month period. Total revenue increased primarily due to an increase in combined, local and national revenue of $81 million in the 2021 three-month period. We attribute these increases primarily to the lessening effects of the COVID-19 global pandemic. Retransmission consent revenue also increased by $22 million due to an increase in rates. Political advertising revenue decreased by $15 million, resulting primarily from 2021 being the “off-year” of the two-year election cycle. Production company revenue increased by $8 million in the 2021 three-month period.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $30 million, or 9%, to $354 million in the 2021 three-month period. Payroll and related broadcast operating expenses increased by approximately $4 million in the 2021 three-month period as a result of increases in compensation consistent with prior years. Non-payroll broadcasting expenses increased by approximately $26 million primarily as a result of retransmission expense that increased by approximately $20 million in the 2021 three-month period consistent with the increased retransmission consent revenue and increases in professional service expenses of $6 million in the 2021 three-month period. We recorded broadcasting non-cash stock-based amortization expense of $1 million in each of the 2021 and 2020 three-month periods, respectively.

Production company expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets), were approximately $9 million in the 2021 three-month period, an increase of $4 million from the 2020 three-month period. The increase was the result of non-compensation expenses due to the lessening effects of the COVID-19 pandemic.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets), increased by $8 million, or 47%, to $25 million in the 2021 three-month period. These increases were primarily the result of $7 million of transaction related expenses in the 2021 three-month period. We recorded corporate non-cash stock-based amortization expense of $3 million in each of the 2021 and 2020 three-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $25 million and $21 million for the 2021 three-month period and the 2020 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets increased $1 million, or 4%, to $27 million in the 2021 three-month period compared to the 2020 three-month period

Gain on Disposal of Assets, Net. We reported gains on disposals of assets of $1 million in the 2021 three-month period and $7 million in the 2020 three-month period. These gains in each period were primarily related to assets disposals from the FCC Repack process.

Interest Expense. Interest expense increased $1 million, or 2%, to $47 million for the 2021 three-month period. This increase was attributable to increases in the balance of our subordinated notes outstanding offset by a reduction of approximately 0.4% in the average interest rate on our Terms Loans. Our average outstanding debt balance was $4.0 billion and $3.8 billion during the 2021 and 2020 three-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $15 million and $6 million in the 2021 three-month period and the 2020 three-month period, respectively. For the 2021 three-month period and the 2020 three-month period, our effective income tax rates were 28% and 35%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2021 three-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 28% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 2%.

Six-months Ended June 30, 2021 (“the 2021 six-month period”) Compared to Six-months Ended June 30, 2020 (“the 2020 six-month period”)

Revenue. Total revenue increased $106 million, or 11%, to $1.1 billion in the 2021 six-month period. Total revenue increased primarily due to combined, local and national revenue that increased by $91 million in the 2021 six-month period. We attribute these increases primarily to the lessening effects of the COVID-19 global pandemic. Retransmission consent revenue also increased by $56 million due to an increase in rates. Political advertising revenue decreased by $42 million, resulting primarily from 2021 being the “off-year” of the two-year election cycle. Local and national revenue from the broadcast of the 2021 Super Bowl on our CBS-affiliated stations was approximately $6 million, compared to $3 million that we earned from the broadcast of the 2020 Super Bowl on our FOX-affiliated stations.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $56 million, or 8%, to $715 million in the 2021 six-month period. Compensation expenses increased by approximately $6 million in the 2021 six-month period as a result of increases in compensation consistent with prior years. Non-payroll broadcasting expenses increased by approximately $51 million which included retransmission expense that increased by $43 million in the 2021 six-month period consistent with the increased retransmission consent revenue and net increases in professional service and other expenses of $7 million in the 2021 six-month period. We recorded broadcasting non-cash stock-based amortization expense of $1 million and $3 million in the 2021 and 2020 six-month periods, respectively.

Production Company Expenses. Production company expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased by approximately $2 million in the 2021 six-month period to $26 million, primarily due to the lessening effects of the COVID-19 pandemic.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and loss (gain) on disposal of assets) increased $11 million, or 34%, to $43 million in the 2021 six-month period. These increases were the result of $8 million of transaction related expenses incurred in the 2021 six-month period. We recorded corporate non-cash stock-based amortization expense of $6 million and $4 million in the 2021 and 2020 six-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $50 million and $42 million for the 2021 six-month period and the 2020 six-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets increased $1 million, or 2%, to $53 million in the 2021 six-month period compared to the 2020 six-month period.

Gain on Disposal of Assets, Net. We reported gains on disposals of assets of $5 million and $13 million in the 2021 and 2020 six-month periods, respectively. These gains were primarily related to asset disposals from the FCC Repack process.

Interest Expense. Interest expense decreased $3 million, or 3%, to $95 million for the 2021 six-month period. This decrease was attributable to a reduction of approximately 1% in the average interest rate on our Term Loans. This was offset by increases in the balance of our senior unsecured notes outstanding. Our average outstanding debt balance was $4.0 billion and $3.8 billion during the 2021 and 2020 six-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $30 million and $24 million in the 2021 and 2020 six-month periods, respectively. Our effective income tax rates were 28% and 27% in the 2021 and 2020 six-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2021 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate of 28% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 2%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$238	$307
Net cash used in investing activities	(177)	(59)
Net cash used in financing activities	(49)	(81)
Increase in cash	$12	$167

	As of
	June 30, 2021	December 31, 2020
Cash	$785	$773
Long-term debt, including current portion	$3,979	$3,974
Borrowing availability under Revolving Credit Facility	$299	$200
Series A Perpetual Preferred Stock	$650	$650

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $238 million in the 2021 six-month period compared to $307 million in the 2020 six-month period, a net decrease of $69 million. The decrease was primarily the result of $103 million less cash provided by changes in operating assets and liabilities in the 2021 six-month period compared to the 2020 six-month period, partially offset by increases in net income of $14 million and a $20 million net increase in non-cash expenses, primarily depreciation of fixed assets and amortization of definite-lived intangible assets.

Net cash used in investing activities was $177 million in the 2021 six-month period compared to net cash used in investing activities of $59 million for the 2020 six-month period. The increase in the amount used was largely due to increased fixed asset additions in the 2021 six-month period, primarily for the acquisition of land.

Net cash used in financing activities was $49 million in the 2021 six-month period compared to net cash used in financing activities of $81 million in the 2020 six-month period. We used $26 million of cash to pay dividends to holders of our preferred stock and $15 million of cash to pay dividends to holders of our common stock in the 2021 six-month period. We used we used $26 million of cash to pay dividends to holders of our preferred stock and approximately $49 million to repurchase shares of our common stock on the open market in the 2020 six-month period.

Liquidity. Based on our debt outstanding as of June 30, 2021, we estimate that we will make approximately $178 million in debt interest payments over the twelve months immediately following June 30, 2021. This estimate will increase significantly upon the completion of our pending acquisitions.

Although our cash flows from operations are subject to a number of risks and uncertainties, including our pending acquisitions and the recent COVID-19 global pandemic and related economic effects, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the 2017 Term Loan under the 2019 Senior Credit Facility.

Debt. As of June 30, 2021, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our $700 million in aggregate principal amount of senior notes due 2026, our $750 million in aggregate principal amount of senior notes due 2027 and our $800 million in aggregate principal amount of senior notes due 2030. As of June 30, 2021, the 2019 Senior Credit Facility provided total commitments of $2.1 billion, consisting of a $595 million term loan facility, a $1.2 billion term loan facility and $299 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at June 30, 2021. As described above, we will incurr approximately $2.9 billion of new debt obligations to complete the Meredith Transaction. We currently expect that the Meredith Transaction will be completed in the fourth quarter of 2021.

Capital Expenditures. In April 2017, the Federal Communications Commission (“FCC”) began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2021 and 2020 six-month periods were $121 million and $51 million, respectively. Excluding Repack, our capital expenditures were $119 million (including approximately $80 million for the Doraville land purchase) and $37 million for the 2021 and 2020 six-month periods, respectively. Our Repack associated reimbursements for the 2021 and 2020 six-month periods were $7 million and $14 million for the 2021 and 2020 six-month periods, respectively. As of June 30, 2021, the amount requested from the FCC for Repack, but not yet received, was approximately $4 million. Excluding Repack, we expect that our capital expenditures will range between approximately $185 million to $190 million during full-year 2021. The full-year 2021 capital expenditure estimates excluding Repack include an estimate of $110 million for the Doraville land purchase project and estimates of $75 million to $80 million for routine capital expenditures.  In addition, capital expenditures for Repack during full-year 2021 are expected to be approximately $7 million and we anticipate being reimbursed for the majority of these Repack costs. Reimbursement, however, may be received in periods subsequent to those in which they were expended.

Pending Acquisition of Meredith. On May 3, 2021, we entered into an agreement to acquire all outstanding shares of Meredith, subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders. The agreement was amended on June 2, 2021 to revise the purchase consideration to $16.99 per share in cash, or $2.825 billion in total enterprise value. The parties expect to close the transaction in the fourth quarter of 2021. At the closing, Gray will acquire Meredith’s remaining operating division, known as the Local Media Group, which owns 17 television stations in 12 local markets, adding 11 new markets to our operations. To facilitate regulatory approvals for the Meredith Transaction, on July 14, 2021, we agreed to divest our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market, to Allen for $70 million in cash, before taxes.

On June 2, 2021, we entered into the Commitment Letter to provide debt financing for a portion of the purchase price to complete the Meredith Transaction with the $1.45 billion 2021 Term Loan, the $1.475 billion 2021 Bridge Facility and an amendment to the Revolving Credit Facility, as defined herein, to increase the commitment thereunder to $425 million. The Commitment Letter contains conditions to funding of the debt financing customary for commitments of this type. The 2021 Term Loan will be secured on a pari passu basis with our other obligations under our 2019 Senior Credit Facility, and senior in lien priority to the 2021 Bridge Facility. The 2021 Bridge Facility will be second lien senior secured debt, ranking pari passu in right of payment with all our, and the guarantors’, other senior debt, but junior in lien priority to the liens securing the 2021 Term Loan and all other obligations under the 2019 Senior Credit Facility, in each case on terms reasonably satisfactory to the lead arranger. Various economic terms of the debt financing are subject to change in the process of syndication.

The transaction is subject to customary closing conditions and regulatory approvals, including certain consents necessary to effectuate the spinoff of Meredith’s National Media Group immediately prior to the closing of our acquisition of Meredith.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2021 six-month period, we made $38 million of federal or state income tax payments. During the remainder of 2021, we anticipate making income tax payments (net of refunds) of approximately $12 million. As of June 30, 2021, we have approximately $204 million of federal operating loss carryforwards, which expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods. We therefore believe that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $567 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits NOL carryforwards and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain NOLs resulting in a refund of $21 million.

During the 2021 six-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2021, we expect to contribute $4 million to this pension plan.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general, our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments, acquisitions, divestitures and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2020 Form 10-K and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2021 has not materially changed since December 31, 2020. Our market risk profile on December 31, 2020 is disclosed in our 2020 Form 10-K.

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

2.1

Amendment No. 1, dated as of June 2, 2021, to Agreement and Plan of Merger, dated May 3, 2021, by and among Gray Television, Inc., Gray Hawkeye Stations, Inc., and Meredith Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A filed with the SEC on June 3, 2021)

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2021 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: August 5, 2021	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer