Form 10-Q
period 2021-09-30
GRAY TELEVISION INC
filed 2021-11-04
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2021 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________ .

Commission file number: 1-13796

Gray Television, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-0285030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 Peachtree Road, NE, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
88,652,172 shares outstanding as of October 29, 2021	7,171,019 shares outstanding as of October 29, 2021

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash	$322	$773
Accounts receivable, less allowance for credit losses of $11 and $10, respectively	440	425
Program broadcast rights, net	32	24
Income tax refund receivable	21	21
Prepaid income taxes	28	-
Prepaid and other current assets	29	61
Total current assets	872	1,304

Property and equipment, net	908	737
Operating leases right of use asset	56	57
Broadcast licenses	3,784	3,579
Goodwill	1,633	1,460
Other intangible assets, net	407	395
Investments in broadcasting, production and technology companies	105	72
Other	14	39
Total assets	$7,779	$7,643

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	September 30,	December 31,
	2021	2020
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$34	$10
Employee compensation and benefits	70	53
Accrued interest	50	37
Accrued network programming fees	35	39
Other accrued expenses	26	29
Federal and state income taxes	-	20
Program broadcast obligations	33	25
Deferred revenue	11	22
Dividends payable	13	13
Operating lease liabilities	8	7
Total current liabilities	280	255

Long-term debt, less deferred financing costs	3,981	3,974
Program broadcast obligations	3	5
Deferred income taxes	994	885
Accrued pension costs	39	43
Operating lease liabilities	51	51
Other	19	27
Total liabilities	5,367	5,240

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares, at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 103,898,352 shares and 103,100,856 shares, respectively outstanding 88,652,172 shares and 88,140,259 shares, respectively	1,124	1,110
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,169,198 shares and 8,935,773 shares, respectively outstanding 7,171,019 shares and 7,048,006 shares, respectively	37	34
Retained earnings	861	862
Accumulated other comprehensive loss, net of income tax benefit	(39)	(39)
	1,983	1,967
Treasury stock at cost, common stock, 15,246,180 shares and 14,960,597 shares, respectively	(193)	(188)
Treasury stock at cost, class A common stock, 1,998,179 shares and 1,887,767 shares, respectively	(28)	(26)
Total stockholders’ equity	1,762	1,753
Total liabilities and stockholders’ equity	$7,779	$7,643

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue (less agency commissions):
Broadcasting	$581	$593	$1,648	$1,557
Production companies	20	11	44	32
Total revenue (less agency commissions)	601	604	1,692	1,589
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	384	326	1,099	985
Production companies	13	8	39	32
Corporate and administrative	32	15	75	47
Depreciation	26	27	76	69
Amortization of intangible assets	28	26	81	78
Loss (gain) on disposal of assets, net	51	(10)	46	(23)
Operating expenses	534	392	1,416	1,188
Operating income	67	212	276	401
Other (expense) income:
Miscellaneous (expense), net	(1)	(2)	(7)	(5)
Interest expense	(48)	(45)	(143)	(143)
Income before income taxes	18	165	126	253
Income tax expense	35	43	65	67
Net (loss) income	(17)	122	61	186
Preferred stock dividends	13	13	39	39
Net (loss) income attributable to common stockholders	$(30)	$109	$22	$147

Basic per share information:
Net (loss) income attributable to common stockholders	$(0.32)	$1.15	$0.23	$1.52
Weighted-average shares outstanding	95	95	94	97

Diluted per share information:
Net (loss) income attributable to common stockholders	$(0.32)	$1.14	$0.23	$1.52
Weighted-average shares outstanding	95	96	95	97
			.
Dividends declared per common share	$0.08	$-	$0.24	$-

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

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2020	8,935,773	$34	103,100,856	$1,110	$862	(1,887,767)	$(26)	(14,960,597)	$(188)	$(39)	$1,753

Net income	-	-	-	-	39	-	-	-	-	-	39

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	390,389	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	233,425	-	296,042	-	-	(110,412)	(2)	(239,597)	(4)	-	(6)
Restricted stock unit awards	-	-	60,050	-	-	-	-	(18,275)	(1)	-	(1)

Stock-based compensation	-	1	-	2	-	-	-	-	-	-	3

Balance at March 31, 2021	9,169,198	$35	103,847,337	$1,119	$880	(1,998,179)	$(28)	(15,218,469)	$(193)	$(39)	$1,774

Net income	-	-	-	-	39	-	-	-	-	-	39

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Issuance of common stock:
401(k) Plan	-	-	3,655	-	-	-	-	-	-	-	-
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	47,360	-	-	-	-	(16,991)	-	-	-

Stock-based compensation	-	1	-	3	-	-	-	-	-	-	4

Balance at June 30, 2021	9,169,198	$36	103,898,352	$1,122	$899	(1,998,179)	$(28)	(15,235,460)	$(193)	$(39)	$1,797

Net loss	-	-	-	-	(17)	-	-	-	-	-	(17)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	-	-	-	-	-	(10,720)	-	-	-

Stock-based compensation	-	1	-	2	-	-	-	-	-	-	3

Balance at September 30, 2021	9,169,198	$37	103,898,352	$1,124	$861	(1,998,179)	$(28)	(15,246,180)	$(193)	$(39)	$1,762

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$61	$186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76	69
Amortization of intangible assets	81	78
Amortization of deferred loan costs	9	9
Amortization of restricted stock awards	11	12
Amortization of program broadcast rights	26	28
Payments on program broadcast obligations	(27)	(29)
Common stock contributed to 401(k)	1	5
Deferred income taxes	(18)	41
Loss (gain) on disposals of assets, net	46	(23)
Other	(7)	6
Changes in operating assets and liabilities:
Accounts receivable	6	28
Prepaid income taxes	(28)	(13)
Other current assets	33	2
Accounts payable	23	68
Employee compensation, benefits and pension cost	19	(9)
Accrued network fees and other expenses	(13)	(1)
Accrued interest	13	7
Income taxes payable	(17)	(11)
Deferred revenue	(12)	35
Net cash provided by operating activities	283	488

Investing activities:
Acquisitions of businesses and licenses, net of cash acquired	(956)	(47)
Proceeds from sale of television stations	470	-
Purchases of property and equipment	(154)	(70)
Proceeds from Repack reimbursement (Note 1)	10	19
Proceeds from asset sales	3	8
Investments in broadcast, production and technology companies	(37)	(38)
Other	-	(1)
Net cash used in investing activities	(664)	(129)

Financing activities:
Borrowings of long-term debt	250	-
Repayments of long-term debt	(250)	-
Repurchase of common stock	-	(59)
Common stock dividends	(23)	-
Preferred stock dividends	(39)	(39)
Deferred and other loan costs	(1)	-
Taxes related to net share settlement of equity awards	(7)	(6)
Net cash used in financing activities	(70)	(104)
Net (decrease) increase in cash	(451)	255
Cash at beginning of period	773	212
Cash at end of period	$322	$467

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2020, which was derived from the Company’s audited financial statements as of December 31, 2020, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the periods ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Our financial condition as of, and operating results for the three and nine-months ended September 30, 2021, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2021.

Overview. We are a television broadcasting company headquartered in Atlanta, Georgia, that is the largest owner of top-rated local television (“television” or “TV”) stations and digital assets in the United States. Upon the completion of our anticipated acquisition of the Local Media Group of Meredith Corporation (the “Meredith Transaction” as defined herein), we will become the nation’s second largest television broadcaster, with television stations serving 113 markets that reach approximately 36 percent of US television households. The portfolio will include 79 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station according to Comscore’s audience measurement data. We also own video program production, marketing, and digital businesses including Raycom Sports, Tupelo Honey, and RTM Studios, the producer of PowerNation programs and content, and is the majority owner of Swirl Films, which we refer to collectively as our “production companies.”

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2021 and 2020, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Weighted-average shares outstanding-basic	95	95	94	97
Common stock equivalents for stock options and restricted stock	-	1	1	-
Weighted-average shares outstanding-diluted	95	96	95	97

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of September 30, 2021 and December 31, 2020, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the nine-month periods ended September 30, 2021 and 2020 consisted solely of our net income. As of September 30, 2021 and December 31, 2020 the balances were as follows (in millions):

	September 30,	December 31,
	2021	2020

Items included in accumulated other comprehensive loss:
Increase in pension liability	$(52)	$(52)
Income tax benefit	(13)	(13)
Accumulated other comprehensive loss	$(39)	$(39)

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

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

Nine Months Ended
September 30, 2021
Beginning balance	$10
Provision for credit losses	2
Amounts written off	(1)
Amounts recovered from previous write-offs	-
Ending balance	$11

Property and Equipment, Net. Property and equipment are carried at cost, or in the case of acquired businesses, at their initial fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	September 30,	December 31,	Useful Lives
	2021	2020	(in years)
Property and equipment, net:
Land	$217	$123
Buildings and improvements	332	305	7	to	40
Equipment	927	834	3	to	20
	1,476	1,262
Accumulated depreciation	(568)	(525)
Total property and equipment, net	$908	$737

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (the “FCC”) began a process of reallocating the broadcast spectrum (the “Repack”). Specifically, the FCC is requiring certain television stations to change channels and/or modify their transmission facilities. The U.S. Congress passed legislation which provides the FCC with funds to reimburse certain costs incurred by stations operating under a full power license and a portion of the costs incurred by stations operating under a low power license that are reassigned to new channels. A significant number of our current full power and low power stations are affected by the Repack. The Repack process began in the summer of 2017 and we expect that it will conclude for nearly all of our stations before the end of 2021. The majority of our costs associated with the Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our loss (gain) on disposal of assets, net.

The following tables provide additional information related to (loss) gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Loss) gain on disposal of assets, net:
Proceeds from sale of assets	$-	$7	$3	$8
Proceeds from FCC - Repack	4	5	10	19
Net book value of assets disposed	(2)	(2)	(6)	(4)
Non-cash loss on divestitures	(53)	-	(53)	-
Total	$(51)	$10	$(46)	$23

Purchase of property and equipment:
Recurring purchases - operations			$57	$51
Doraville land purchase			91	-
Repack			6	19
Total			$154	$70

Recent Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). In January 2021, the FASB issued an amendment to ASU 2020-04, ASU 2021-01, Reference Rate Reform (Topic 848), in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply to all entities that elect to apply the optional guidance in Topic 848. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final standard, up to the date that financial statements are available to be issued. We are currently evaluating the applicability of this guidance.

In addition to the accounting standards described above, certain amounts in the condensed consolidated statements of cash flows have also been reclassified to conform to the current presentation.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our condensed consolidated balance sheets. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our condensed consolidated balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $21 million of revenue in the nine months ended September 30, 2021 that was included in the deposit liability balance as of December 31, 2020. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $8 million and $21 million as of September 30, 2021 and December 31, 2020, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Market and service type:
Advertising:
Local	$232	$188	$657	$549
National	60	49	174	136
Political	9	128	24	185
Total advertising	301	365	855	870
Retransmission consent	266	217	755	650
Production companies	20	11	44	32
Other	14	11	38	37
Total revenue	$601	$604	$1,692	$1,589

Sales channel:
Direct	$402	$316	$1,117	$948
Advertising agency intermediary	199	288	575	641
Total revenue	$601	$604	$1,692	$1,589

3.	Acquisitions and Divestitures

Quincy Transaction. On August 2, 2021, we completed the acquisition of all the equity interests of Quincy Media, Inc. (“Quincy”) for an adjusted purchase price of $930 million, which amount includes an additional $5 million for working capital. Quincy owned and operated television stations in 16 markets. Also on August 2, 2021, and concurrently with the acquisition of Quincy, we completed the divestiture to Allen Media (“Allen”) of television stations in seven markets previously owned by Quincy and located in our existing television markets, for an adjusted divestiture price of $398 million, which amount includes $18 million for working capital (the “Quincy Divestiture”). The Quincy Divestiture resulted in a non-cash loss of $48 million. We refer to the acquisition of Quincy and the Quincy Divestiture collectively as the “Quincy Transaction.”

The following table lists the stations acquired and retained, net of divestitures:

Current DMA Rank	Designated Market Area ("DMA")	Station Call Letters	Network Affiliations

104	Fort Wayne, IN	WPTA/WISE	ABC/NBC/CW
118	Peoria, IL	WEEK	NBC/ABC/CW
136	Duluth, MN, Superior, WI	KBJR/KDLH	NBC/CBS/CW
147	Sioux City, IA	KTIV	NBC/CW
156	Rochester, MN - Mason City, IA	KTTC	NBC/CW
158	Binghamton, NY	WBNG	CBS/CW
162	Bluefield-Beckley, WV	WVVA	NBC/CW
172	Quincy, IL	WGEM	NBC/FOX/CW

The following stations were acquired and divested in the Quincy Transaction:

Current DMA Rank	DMA	Station Call Letters	Network Affiliations

75	Tucson, AZ	KVOA	NBC
80	Madison, WI	WKOW	ABC
91	Paducah, KY - Harrisburg, IL	WSIL	ABC
92	Cedar Rapids, IA	KWWL	NBC
123	La Crosse-Eau Claire, WI	WXOW	ABC
132	Rockford, IL	WREX	NBC
134	Wausau-Stevens Point, WI	WAOW	ABC

The following table summarizes the allocation of consideration paid in the Quincy Transaction (in millions):

Adjusted purchase price	$930
Less - consideration allocated to assets acquired and liabilities assumed for the Quincy overlap markets that were divested on August 2, 2021	383
Purchase consideration for assets acquired and liabilities assumed, net of divestitures	$547

Third Rail Acquisition. On September 13, 2021, we acquired the studio, production and office facilities as well as the related production and administrative assets and liabilities of Third Rail Studios (“Third Rail”) from Third Rail Studios, LLC and Studio Sixty, LLC for an adjusted purchase price of $27 million of cash. We refer to this transaction as the “Third Rail Acquisition”. This transaction represents an initial step in the broader development of our planned studio production facilities.

Purchase Price Allocations. The following table summarizes the values of the assets acquired, liabilities assumed and resulting goodwill of the Quincy Transaction and the Third Rail Acquisition (together, the “2021 Acquisitions”), in millions:

	Quincy	Third Rail	Total
Cash	$4	$-	$4
Accounts receivable, net	23	-	23
Other current assets	5	-	5
Property and equipment	73	24	97
Operating lease right of use asset	1	-	1
Goodwill	184	4	188
Broadcast licenses	245	-	245
Other intangible assets	86	-	86
Other current liabilities	(7)	(1)	(8)
Deferred income taxes	(66)	-	(66)
Operating lease liabilities	(1)	-	(1)
Total	$547	$27	$574

Due to the proximity of the acquisition date to the date of the filing of this quarterly report, these amounts are based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches. In determining the preliminary fair value of the acquired assets and assumed liabilities, the fair values were estimated based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

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

Flint Divestiture. To facilitate regulatory approvals for the pending Meredith Transaction, on September 23, 2021, we divested our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market (DMA 64), to Allen for an adjusted purchase price of $72 million in cash, including working capital (the “Flint Divestiture”). The Flint Divestiture resulted in a non-cash loss of $5 million.

The Company’s consolidated results of operations for the nine-months ended September 30, 2021 includes the results of the Quincy Transaction beginning on August 2, 2020 and the Third Rail Acquisition beginning on September 13, 2021. Revenues attributable to the 2021 Acquisitions and included in our condensed consolidated statements of operations for the three and nine-months ended September 30, 2021 was $25 million, in each period.

The following table summarizes the approximate “Transaction Related Expenses” incurred in connection with the 2021 Acquisitions and the Flint Divestiture, during the three and nine-months ended September 30, 2021, by type and by financial statement line item (in millions):

	September 30, 2021
	Three Months	Nine Months
	Ended	Ended
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$11	$19
Incentive compensation and other severance costs	-	-
Termination of financing agreement	-	7
Total Transaction Related Expenses	$11	$26

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	$-	$-
Corporate and administrative	11	19
Miscellaneous (income) expense, net	-	7
Total Transaction Related Expenses	$11	$26

Unaudited Pro Forma Financial Information – 2021 Acquisitions. The following table sets forth certain unaudited pro forma information for the nine-months ended September 30, 2021 and 2020, assuming that the 2021 Acquisitions and the Flint Divestiture occurred on January 1, 2020 (in millions, except per share data):

	Nine Months Ended
	September 30,
	2021	2020

Revenue (less agency commissions)	$1,751	$1,678

Net income	$126	$153

Net income attributable to common stockholders	$87	$114

Basic net income attributable to common stockholders, per share	$0.93	$1.18

Diluted net income attributable to common stockholders, per share	$0.92	$1.18

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the businesses acquired, net of divestitures, included in the 2021 Acquisitions and the Flint Divestiture, adjusted for the effects of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2021 Acquisitions and the Flint Divestiture, on January 1, 2020, or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the nine-months ended September 30, 2021 and 2020 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, Transaction Related Expenses and related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

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

Pending Acquisition

Acquisition of Meredith. On May 3, 2021, we entered into the Meredith Transaction, in which we agreed to acquire all outstanding shares of Meredith Corporation (“Meredith”), subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders. The agreement was amended on June 2, 2021 and October 6, 2021, to revise the purchase consideration to $16.99 per share in cash, or $2.8 billion in total enterprise value and to modify certain terms of the agreement. The parties expect to close the transaction in the fourth quarter of 2021. At the closing, Gray will acquire Meredith’s remaining operating division, known as the Local Media Group, which owns 17 television stations in 12 local markets, adding 11 new markets to our operations.

The transaction is subject to approval of Meredith’s shareholders and customary closing conditions and regulatory approvals, including certain consents necessary to effectuate the spinoff of Meredith’s National Media Group immediately prior to the closing of our acquisition of Meredith.

Refer to Note 4. “Long-Term Debt” for a description of the debt financing arrangements related to this transaction.

4.	Long-term Debt

As of September 30, 2021 and December 31, 2020, long-term debt consisted of obligations under our senior credit facility (the “2019 Senior Credit Facility”), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”) and our 4.75% senior notes due 2030 (the “2030 Notes”) as follows (in millions):

	September 30,	December 31,
	2021	2020
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2026 Notes	700	700
2027 Notes	750	750
2030 Notes	800	800
Total outstanding principal, including current portion	4,035	4,035
Unamortized deferred loan costs - 2019 Senior Credit Facility	(30)	(34)
Unamortized deferred loan costs - 2026 Notes	(5)	(6)
Unamortized deferred loan costs - 2027 Notes	(9)	(10)
Unamortized deferred loan costs - 2030 Notes	(13)	(14)
Unamortized premium - 2026 Notes	3	3
Long-term debt, less deferred financing costs	3,981	3,974

Borrowing availability under Revolving Credit Facility	$299	$200

Borrowings under the 2019 Term Loan and the 2017 Term Loan bear interest, at our option, at either the LIBOR or the Base Rate, in each case, plus an applicable margin. As of September 30, 2021, the interest rate on the balance outstanding under the 2019 Term Loan and the 2017 Term Loan were 2.6% and 2.3%, respectively. The 2019 Term Loan and the 2017 Term Loan mature on January 2, 2026 and February 7, 2024, respectively.

As of September 30, 2021, the aggregate minimum principal maturities of our long term debt for the remainder of 2021 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	Total
Remainder of 2021	$-	$-	$-	$-	$-
2022	-	-	-	-	-
2023	-	-	-	-	-
2024	595	-	-	-	595
2025	-	-	-	-	-
2026	1,190	700	-	-	1,890
Thereafter	-	-	750	800	1,550
Total	$1,785	$700	$750	$800	$4,035

As of September 30, 2021, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes and the 2030 Notes include covenants with which we must comply. As of September 30, 2021 and December 31, 2020, we were in compliance with all required covenants under all our debt obligations.

For all our interest bearing obligations, we made interest payments of approximately $121 million and $127 million during the nine-months ended September 30, 2021 and 2020, respectively. We did not capitalize any interest payments during the nine-months ended September 30, 2021 and 2020.

Meredith Transaction Financing. In connection with, and contingent upon the completion of the Meredith Transaction, we have agreed to complete certain financing transactions. Related to our Senior Credit Facility, we (1) agreed to incur a $1.5 billion incremental term loan under our senior credit facility, subject to market conditions at the time of financing and (2) agreed to amend and restate our existing revolving credit facility to increase our borrowing capacity under the facility from up to $300 million to up to $500 million, which will consist of (i) a $425 million five year revolving credit facility and (ii) a $75 million revolving credit facility with commitments expiring January 2, 2026. In addition, Gray Escrow II, Inc. (“Escrow Issuer”), a special purpose wholly-owned subsidiary, has agreed to issue $1.3 billion in aggregate principal amount of 5.375% senior unsecured notes due 2031 (the “2031 Notes”) at par, which we intend to assume upon completion of the Meredith Transaction. The proceeds of the transactions mentioned above, after deducting transaction fees and estimated expenses, will be used to pay a portion of the consideration for the Meredith Transaction. The amendment of our Senior Credit Facility is likely to result in a gain or loss on early extinguishment of debt that is not yet determinable.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the carrying amount of our long-term debt was $4.0 billion, and the fair value was $4.1 billion. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. On February 24, 2021, the Board of Directors initiated a quarterly cash dividend of $0.08 per share on our common stock and class A common stock. The total dividends declared and paid during the nine-months ended September 30, 2021 was approximately $23 million. During the nine-months ending September 30, 2020, we did not declare or pay any dividends on our common stock or class A common stock.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our class A common stock or common stock. As of September 30, 2021, we had reserved 3,209,452 shares and 1,103,015 shares of our common stock and class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2020, we had reserved 4,006,948 shares and 1,336,440 shares of our common stock and class A common stock, respectively, for future issuance under various employee benefit plans.

During the nine-months ended September 30, 2021, we have not repurchased any shares of our common stock or class A common stock under our share repurchase programs. As of September 30, 2021, approximately $204 million was available to repurchase shares of our common stock and/or class A common stock under these programs.

7.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous (expense) income, net in our condensed consolidated statements of operations. During the nine-months ended September 30, 2021, the amount recorded as a benefit was not material. During the nine-months ended September 30, 2021, we contributed $4 million to this plan.

During the nine-month period ended September 30, 2021, we contributed $11 million in matching cash contributions, and shares of our common stock valued at approximately $7 million for our 2020 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2020 and accrued as of December 31, 2020. Based upon our staffing and employee participation as of September 30, 2021, during the remainder of 2021, we expect to contribute approximately $2 million of matching cash contributions to this plan. This estimate will increase upon the completion of the Meredith Transaction.

8.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plans include our 2017 Equity and Incentive Compensation Plan (the “2017 EICP”). The following table provides our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2021 and 2020 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense, gross	$3	$5	$10	$12
Income tax benefit at our statutory rate associated with share-based compensation	(1)	(1)	(3)	(3)
Stock-based compensation expense, net	$2	$4	$7	$9

All shares of class A common stock and common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2017 for purposes of determining the number of shares available for future issuance.

During the nine-months ended September 30, 2021, we granted under the 2017 EICP:

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

●	Restricted stock units representing 3,000 shares of our common stock to an employee, that vested on June 1, 2020; and

●	32,216 shares of restricted common stock with a grant date fair value per share of $15.52 to an employee that vested on September 1, 2021.

A summary of restricted class A common stock, common stock and restricted stock units activity for the nine-month periods ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended
	September 30, 2021		September 30, 2020
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - class A common:
Outstanding - beginning of period	480,042	$16.10	449,284	$13.55
Granted(1)	233,425	$17.67	166,814	$19.87
Vested	(248,539)	$15.00	(136,056)	$12.32
Outstanding - end of period	464,928	$17.47	480,042	$16.10

Restricted stock - common:
Outstanding - beginning of period	917,533	$16.84	977,547	$15.45
Granted(1)	343,402	$18.73	359,481	$18.92
Vested	(613,179)	$15.48	(333,865)	$15.35
Forfeited	-	$-	(85,630)	$15.53
Outstanding - end of period	647,756	$19.13	917,533	$16.84

Restricted stock units - common stock:
Outstanding - beginning of period	90,184	$18.92	398,000	$18.21
Granted	95,115	$19.05	93,184	$18.77
Vested	(60,052)	$18.92	(374,500)	$18.18
Forfeited	-	$-	(26,500)	$18.21
Outstanding - end of period	125,247	$19.02	90,184	$18.92

(1)	For awards subject to future performance conditions, amounts assume target performance.

9.	Leases

We determine if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use (“ROU”) assets related to our operating lease liabilities are measured at lease commencement based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease commencement may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components separately with only the lease component included in the calculation of the ROU asset and lease liability.

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of September 30, 2021, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine-months ended September 30, 2021.

As of September 30, 2021, the weighted-average remaining term of our operating leases was approximately 10.25 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.74%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and nine-months ended September 30, 2021 and 2020, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$3	$3	$9	$9
Short-term lease expense	1	-	2	1
Total lease expense	$4	$3	$11	$10

The maturities of operating lease liabilities as of September 30, 2021, for the remainder of 2021 and the succeeding years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2021	$3
2022	11
2023	9
2024	9
2025	8
Thereafter	43
Total lease payments	83
Less: Imputed interest	(24)
Present value of lease liabilities	$59

10.	Commitments and Contingencies

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

Pending Acquisitions. Please refer to Note 3. “Acquisitions and Divestitures” and Note 4. “Long-Term Debt”, for a discussion of our commitments related to the pending Meredith Transaction.

11.	Goodwill and Intangible Assets

During the nine-months ended September 30, 2021, we completed the 2021 Acquisitions and the Flint Divestiture that included the acquisition and divestiture of goodwill, broadcast licenses and definite-lived intangible assets. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions. Also, during the nine-months ended September 30, 2021, we completed the acquisition of other television station operations, including, in some cases, broadcast licenses that were not material. A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-months ended September 30, 2021 is as follows (in millions):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			September 30,
	2020	Adjustments, Net	Impairments	Amortization	2021

Goodwill	$1,460	$173	$-	$-	$1,633
Broadcast licenses	3,579	205	-	-	3,784
Finite-lived intangible assets	395	93	-	(81)	407
Total intangible assets net of accumulated amortization	$5,434	$471	$-	$(81)	$5,824

A summary of the changes in our goodwill, on a gross basis, for the nine-months ended September 30, 2021, is as follows (in millions):

	As of			As of
	December 31,	Net		September 30,
	2020	Additions	Impairments	2021

Goodwill, gross	$1,559	$173	$-	$1,732
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$1,460	$173	$-	$1,633

As of September 30, 2021 and December 31, 2020, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2021			As of December 31, 2020
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$3,838	$(54)	$3,784	$3,633	$(54)	$3,579
Goodwill	1,633	-	1,633	1,460	-	1,460
	$5,471	$(54)	$5,417	$5,093	$(54)	$5,039

Intangible assets subject to amortization:
Network affiliation agreements	$83	$(38)	$45	$67	$(28)	$39
Other definite lived intangible assets	717	(355)	362	644	(288)	356
	$800	$(393)	$407	$711	$(316)	$395

Total intangibles	$6,271	$(447)	$5,824	$5,804	$(370)	$5,434

Amortization expense for the nine-month periods ended September 30, 2021 and 2020 was $81 million and $78 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2021, we expect that amortization expense for the remainder of 2021 would be approximately $29 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2022, $112 million; 2023, $105 million; 2024, $40 million; 2025, $30 million; and 2026, $28 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

12.	Income Taxes

For the three and nine-month periods ended September 30, 2021 and 2020, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income tax expense	$35	$43	$65	$67
Effective income tax rate	194%	26%	52%	26%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the nine-month period ended September 30, 2021, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 52% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 3% and divestiture of component 2 goodwill resulted in an increase of 23%. For the nine-month period ended September 30, 2020, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 26% as follows: state income taxes added 4%, permanent differences between our U.S. GAAP income and taxable income added 1%.

During the nine-months ended September 30, 2021, we made $129 million of federal and state income tax payments, net of refunds, including $72 million related to the Quincy Divestiture. During the remainder of 2021, we anticipate making income tax payments (excluding pending refunds) of approximately $18 million, including $17 million related to the Flint Divestiture.

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

		Production
As of and for the nine-months ended September 30, 2021:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,648	$44	$-	$1,692
Operating expenses before depreciation, amortization and loss on disposal of assets, net:	1,099	39	75	1,213
Depreciation and amortization	146	9	2	157
Loss on disposal of assets, net	46	-	-	46
Operating expenses	1,291	48	77	1,416
Operating income (loss)	$357	$(4)	$(77)	$276

Interest expense	$-	$-	$143	$143
Capital expenditures (excluding business combinations)	$63	$88	$3	$154
Goodwill	$1,588	$45	$-	$1,633
Total assets	$7,229	$134	$416	$7,779

For the nine-months ended September 30, 2020:

Revenue (less agency commissions)	$1,557	$32	$-	$1,589
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	985	32	47	1,064
Depreciation and amortization	136	9	2	147
(Gain) loss on disposal of assets, net	(21)	(2)	-	(23)
Operating expenses	1,100	39	49	1,188
Operating income (loss)	$457	$(7)	$(49)	$401

Interest expense	$-	$-	$143	$143
Capital expenditures (excluding business combinations)	$69	$1	$-	$70

As of December 31, 2020:

Goodwill	$1,419	$41	$-	$1,460
Total assets	$6,631	$141	$871	$7,643

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) is prepared from the perspective of the Company’s management, and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC.

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

Our revenues are derived primarily from broadcasting and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the nine-months ended September 30, 2021 and 2020, we generated revenue of $1.7 billion and $1.6 billion, respectively.

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

We have continued to actively monitor the global outbreak and spread of COVID-19 and continue to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these challenges presented by the COVID-19 global pandemic through protecting the safety of our employees, seeking to maintain revenues and reducing expenses. There are certain limitations on our ability to mitigate the adverse financial impact of the pandemic, including the high fixed-cost nature of our businesses. The COVID-19 global pandemic, and the related economic disruptions and uncertainty also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term, and consequently the broader impact that it could have on our business, financial condition, results of operations and cash flows. See “The novel coronavirus disease and its related diseases (“COVID-19”) global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part I, Item 1A. Risk Factors of our 2020 Form 10-K.

In March 2020, most of our employees began working from home, with only essential employees working on site. We have recently begun to implement plans to reopen our offices through a hybrid format in which our employees work part of each week in our offices and part remotely. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and state and local governments and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees. We cannot predict when or how these policies will change in the future. Currently, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.

Quincy Transaction. On August 2, 2021, we completed the acquisition of all the equity interests of Quincy for an adjusted purchase price of $930 million, which amount includes an additional $5 million for working capital. Quincy owned and operated television stations in 16 markets. Also on August 2, 2021, and concurrently with the acquisition of Quincy, we completed the divestiture to Allen of television stations in seven markets previously owned by Quincy and located in our existing television markets, for an adjusted divestiture price of $398 million, which amount includes $18 million for working capital. The Quincy Divestiture resulted in a non-cash loss of $48 million.

Acquisition of Meredith. On May 3, 2021, we entered into a merger agreement, as amended on June 2, 2021, and October 6, 2021, in which we agreed to acquire all outstanding shares of Meredith, subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders. The agreement was amended to revise the purchase consideration to $16.99 per share in cash, or $2.8 billion in total enterprise value and modify certain terms of the agreement. The parties expect to close the transaction in the fourth quarter of 2021. At the closing, Gray will acquire Meredith’s remaining operating division, known as the Local Media Group, which owns 17 television stations in 12 local markets, adding 11 new markets to our operations. To facilitate regulatory approvals for the Meredith transaction, on September 23, 2021, we divested our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market, to Allen for an adjusted purchase price, including working capital of $72 million in cash.

In connection with, and contingent upon the completion of the Meredith Transaction, we have agreed to complete certain financing transactions. Related to our Senior Credit Facility, we (1) agreed to incur a $1.5 billion incremental term loan under our senior credit facility, subject to market conditions at the time of financing and (2) agreed to amend and restate our existing revolving credit facility to increase our borrowing capacity under the facility from up to $300 million to up to $500 million, which will consist of (i) a $425 million five year revolving credit facility and (ii) a $75 million revolving credit facility with commitments expiring January 2, 2026. In addition, Gray Escrow II, Inc., a special purpose wholly-owned subsidiary, has agreed to issue $1.3 billion in aggregate principal amount of 5.375% senior unsecured notes due 2031 at par, which we intend to assume upon completion of the Meredith Transaction. The proceeds of the transcations mentioned above, after deducting transaction fees and estimated expenses, will be used to pay a portion of the consideration for the Meredith Transaction.

The transaction is subject to Meredith shareholder approval customary closing conditions and regulatory approvals, including certain consents necessary to effectuate the spinoff of Meredith’s National Media Group immediately prior to the closing of our acquisition of Meredith.

Acquisition of Studio Production Facilities. On April 7, 2021, we acquired land in the Atlanta suburb of Doraville, Georgia for approximately $80 million of cash. We intend to use this property, in part, for future studio production facilities. On September 13, 2021, we completed the Third Rail Acquisition for an adjusted purchase price of $27 million in cash. The transaction represents an initial step in the broader development of our planned studio production facilities.

Please see Note 3. “Acquisitions and Divestitures” in our unaudited condensed consolidated financial statements contained elsewhere herein for further discussion of these transactions.

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

Automotive advertisers have traditionally accounted for a significant portion of our revenue. During the nine-months ended September 30, 2021 and 2020, we derived approximately 18% and 21%, respectively, of our total broadcasting advertising revenue (excluding political advertising revenue) from customers in the automotive industry. Strong demand for our advertising inventory from political advertisers can require significant use of available inventory, which in turn can lower our advertising revenue from our non-political advertising revenue categories in the even numbered “on-year” of the two-year election cycle. These temporary declines are expected to reverse in the following “off-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Local (including internet/digital/mobile)	$232	39%	$188	31%	$657	39%	$549	34%
National	60	10%	49	8%	174	10%	136	9%
Political	9	2%	128	21%	24	1%	185	12%
Retransmission consent	266	44%	217	36%	755	45%	650	41%
Production companies	20	3%	11	2%	44	3%	32	2%
Other	14	2%	11	2%	38	2%	37	2%
Total	$601	100%	$604	100%	$1,692	100%	$1,589	100%

Results of Operations

Three-Months Ended September 30, 2021 (“the 2021 three-month period”) Compared to Three-Months Ended September 30, 2020 (“the 2020 three-month period”)

Revenue. Total revenue decreased $3 million, to $601 million in the 2021 three-month period from the 2020 three-month period. Total revenue decreased primarily due to a decrease of $119 million in political advertising revenue as a result of 2021 being the “off-year” of the two-year election cycle, largely offset by increases in retransmission consent revenue, local advertising revenue and national advertising revenue. In addition, our broadcasting revenue benefited from our completion of the Quincy Transaction. Combined, local and national revenue increased by $55 million in the 2021 three-month period due to increasing post COVID-19 pandemic consumer demand; the broadcast of the Olympic Games, that contributed approximately $14 million; retransmission consent revenue increased $49 million due to increases in rates; production company revenue increased by $9 million, reflecting increasing post COVID-19 pandemic demand for production services.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $58 million, or 18%, to $384 million in the 2021 three-month period from the 2020 three-month period. The increase was the result of increased retransmission expense, consistent with the increased retransmission consent revenue, and increases in all operating expenses related to the Quincy Acquisition. We recorded broadcast non-cash stock-based amortization expense of $1 million in each of the 2021 and 2020 three-month periods.

Production company expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets), related to the production companies, were $13 million in the 2021 three-month period, compared to approximately $8 million in the 2020 three month period. The increase was primarily due to increasing post COVID-19 pandemic demand for production services.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $17 million, or 113%, to $32 million. Non-compensation expense increased primarily as a result of professional fees related to acquisition activities. Professional fees related to all of our acquisition activities were approximately $11 million in the 2021 three-month period. Compensation expense increased $2 million primarily as a result of incentive compensation costs. We recorded corporate non-cash stock-based amortization expense of $3 million in each of the 2021 and 2020 three-month periods.

Depreciation. Depreciation of property and equipment totaled $26 million and $27 million in the 2021 three-month period and the 2020 three-month period, respectively.

Amortization. Amortization of intangible assets totaled $28 million and $26 million in the 2021 three-month period and the 2020 three-month period, respectively.

Loss (Gain) on Disposals of Assets, Net. We reported loss on disposals of assets of $51 million in the 2021 three-month period and a gain of $10 million in the 2020 three-month period. In the 2021 three-month period, we reported a non-cash loss of $48 million on the Quincy Divestiture transaction and a non-cash loss of $5 million on the Flint Divestiture. These losses were partially offset by gains related to assets disposals from the FCC Repack process and in the normal course of business.

Interest Expense. Interest expense increased $3 million, or 7%, to $48 million for the 2021 three-month period compared to the 2020 three-month period. This increase in interest expense is due to an increase in principal, including a temporary draw on our Revolving Credit Facility. The average interest rate, excluding amortization of deferred financing costs, on our total outstanding debt balance was 4.4% during each of the 2021 and 2020 three-month periods. Our average outstanding debt principal balance was $4.0 billion and $3.8 billion during the 2021 and 2020 three-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $35 million and $43 million in the 2021 and 2020 three-month periods, respectively. Our effective income tax rates were 194% and 26% in the 2021 and 2020 three-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2021 three-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of 194% as follows: state income taxes added 6%, permanent differences between our U.S. GAAP income and taxable income added 7% and divestiture of component two goodwill, related to the Quincy Divestiture, and the Flint Divestiture, resulted in an increase of 160%.

Nine-Months Ended September 30, 2021 (“the 2021 nine-month period”) Compared to Nine-Months Ended September 30, 2020 (“the 2020 nine-month period”)

Revenue. Total revenue increased $103 million, or 6%, to $1.7 billion in the 2021 nine-month period from the 2020 nine-month period. Combined, local and national revenue increased by $146 million, to $831 million in the 2021 nine-month period and production company revenue increased by $12 million. We attribute these increases primarily to the return of customer demand in the post-COVID-19 pandemic period, which had affected our customers and our sports and event programming. Retransmission consent revenue increased by $105 million as a result of increased rates in 2021. Political advertising revenue decreased by $161 million, resulting primarily from 2021 being the “off-year” of the two-year election cycle. Local and national revenue also increased due to the broadcast of the Olympic Games, that contributed approximately $14 million, and the broadcast of the 2021 Super Bowl on our CBS-affiliated stations was approximately $6 million, compared to $3 million that we earned from the broadcasting of the 2020 Super Bowl on our FOX-affiliated stations.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $114 million, to $1.1 billion. Compensation expenses increased by approximately $17 million in the 2021 nine-month period as a result of incentive compensation costs and the addition of personnel related to the Quincy Acquisition. Non-payroll broadcast operating expenses increased by approximately $97 million which included retransmission expense that increased by $73 million in the 2021 nine-month period consistent with the increased retransmission consent revenue. Professional service expenses increased by $18 million in the 2021 nine-month period related to our acquisition activities. We recorded broadcasting non-cash stock-based amortization expense of $2 million and $4 million in the 2021 and 2020 nine-month periods, respectively.

Production Company Expenses. Production company expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by approximately $7 million in the 2021 nine-month period to $39 million, compared to $32 million in the 2020 nine-month period. The increase was consistent with increased revenue due to increasing post COVID-19 pandemic demand for production services.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $28 million, or 60%, to $75 million in the 2021 nine-month period compared to the 2020 nine-month period. These increases were the result of $19 million of transaction related expenses and increases in incentive compensation. We recorded corporate non-cash stock-based amortization expense of $9 million and $8 million in the 2021 and 2020 nine-month periods, respectively.

Depreciation. Depreciation of property and equipment totaled $76 million and $69 million in the 2021 nine-month period and the 2020 nine-month period, respectively. Depreciation increased primarily due to business acquisitions and to the addition of depreciable assets acquired in the normal course of business.

Amortization. Amortization of intangible assets totaled $81 million and $78 million in the 2021 nine-month period and the 2020 nine-month period, respectively. Amortization expense increased primarily due business acquisitions.

Loss (Gain) on Disposals of Assets, Net. We reported a loss on disposals of assets of $46 million in the 2021 nine-month period and a gain on disposals of assets of $23 million in the 2020 nine-month period. We reported a non-cash loss of $48 million on the Quincy Divestiture and a non-cash loss of $5 million on the Flint Divestiture in the 2021 nine-month period. These losses were partially offset by gains related to assets disposals from the FCC Repack process and in the normal course of business.

Interest Expense. Interest expense was $143 million in each of the 2021 and 2020 nine-month periods. This was attributable to both an increase in loan principal offset by decreasing interest rates. The average interest rate, excluding amortization of deferred financing costs, on our total outstanding debt balance was 4.4% and 4.7% during the 2021 and 2020 nine-month periods, respectively. Our average outstanding debt balance was $4.1 billion and $3.8 billion during the 2021 and 2020 nine-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $65 million and $67 million in the 2021 and 2020 nine-month periods, respectively. Our effective income tax rates were 52% and 26% in the 2021 and 2020 nine-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2021 nine-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 52% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 3% and divestiture of component two goodwill in the Quincy Divestiture and the Flint Divestiture resulted in an increase of 23%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$283	$488
Net cash used in investing activities	(664)	(129)
Net cash used in financing activities	(70)	(104)
Net (decrease) increase in cash	$(451)	$255

	As of
	September 30, 2021	December 31, 2020
Cash	$322	$773
Long-term debt, including current portion	$3,981	$3,974
Borrowing availability under Revolving Credit Facility	$299	$200
Series A Perpetual Preferred Stock	$650	$650

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $283 million in the 2021 nine-month period compared to $488 million in the 2020 nine-month period. The decrease of $205 million in the 2021 nine-month period was the result of a $125 million decrease in net income, primarily due to an increase in loss on disposal of assets and a decrease in political advertising revenue. Approximately $82 million of cash was used by changes in net working capital.

Net cash used in investing activities was $664 million in the 2021 nine-month period compared to net cash used in investing activities of $129 million for the 2020 nine-month period. The increase in the amount used was largely due to our acquisition activities, net of divestitures in the 2021 nine-month period, compared to the 2020 nine-month period.

Net cash used in financing activities was approximately $70 million in the 2021 nine-month period compared to net cash used in financing activities of $104 million in the 2020 nine-month period. The primary reasons for the decrease in cash used in the 2021 nine-month period, were the use of cash to pay dividends on our two classes of common stock in the 2021 nine-month period. In the 2020 nine month period, we did not pay dividends on either of our two classes of common stock. In the 2020 nine-month period, we used approximately $59 million to repurchase shares of our common stock on the open market. In the 2021 nine-month period, we did not repurchase any shares of our common stock.

Liquidity

Based on our debt outstanding as of September 30, 2021, we estimate that we will make approximately $178 million in debt interest payments over the twelve months immediately following September 30, 2021. This estimate will increase significantly upon the completion of our pending acquisition of Meredith.

Although our cash flows from operations are subject to a number of risks and uncertainties, including our pending acquisition of Meredith, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least February 7, 2024, which is the maturity date of the 2017 Term Loan under the 2019 Senior Credit Facility.

Debt. As of September 30, 2021, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our $700 million in aggregate principal amount of senior notes due 2026, our $750 million in aggregate principal amount of senior notes due 2027 and our $800 million in aggregate principal amount of senior notes due 2030. As of September 30, 2021, the 2019 Senior Credit Facility provided total commitments of $2.1 billion, consisting of a $595 million term loan facility, a $1.2 billion term loan facility and $299 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at September 30, 2021. As described above, we have incurred approximately $2.8 billion of new debt obligations in anticipation of completing the Meredith Transaction. We currently expect that the Meredith Transaction will be completed in the fourth quarter of 2021.

Capital Expenditures. In April 2017, the Federal Communications Commission (“FCC”) began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2021 and 2020 nine-month periods were $154 million and $70 million, respectively. Excluding Repack, our capital expenditures were $148 million (including approximately $91 million for the Doraville land purchase) and $51 million for the 2021 and 2020 nine-month periods, respectively. Our Repack associated reimbursements for the 2021 and 2020 nine-month periods were $10 million and $19 million for the 2021 and 2020 nine-month periods, respectively. As of September 30, 2021, the amount requested from the FCC for Repack, but not yet received, was approximately $5 million. Excluding Repack, we expect that our capital expenditures will range between approximately $185 million to $190 million during full-year 2021. The full-year 2021 capital expenditure estimates excluding Repack include an estimate of $110 million for the Doraville land purchase project and estimates of $75 million to $80 million for routine capital expenditures. In addition, capital expenditures for Repack during full-year 2021 are expected to be approximately $3 million and we anticipate being reimbursed for the majority of these Repack costs. Reimbursement, however, may be received in periods subsequent to those in which they were expended.

Pending Acquisition of Meredith. On May 3, 2021, we entered into an agreement to acquire all outstanding shares of Meredith, subject to and immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders. The agreement was amended on June 2, 2021 and October 6, 2021 to revise the purchase consideration to $16.99 per share in cash, or $2.8 billion in total enterprise value. The parties expect to close the transaction in the fourth quarter of 2021. At the closing, Gray will acquire Meredith’s remaining operating division, known as the Local Media Group, which owns 17 television stations in 12 local markets, adding 11 new markets to our operations. To facilitate regulatory approvals for the Meredith Transaction, on September 23, 2021, we divested our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market, to Allen for an adjusted purchase price of $72 million in cash, before taxes.

In connection with, and contingent upon the completion of the Meredith Transaction, we have agreed to complete certain financing transactions. Related to our Senior Credit Facility, we (1) agreed to incur a $1.5 billion incremental term loan under our senior credit facility, subject to market conditions at the time of financing and (2) agreed to amend and restate our existing revolving credit facility to increase our borrowing capacity under the facility from up to $300 million to up to $500 million, which will consist of (i) a $425 million five year revolving credit facility and (ii) a $75 million revolving credit facility with commitments expiring January 2, 2026. In addition, Gray Escrow II, Inc., a special purpose wholly-owned subsidiary, has agreed to issue $1.3 billion in aggregate principal amount of 5.375% senior unsecured notes due 2031 at par, which we intend to assume upon completion of the Meredith Transaction. The proceeds of the transcations mentioned above, after deducting transaction fees and estimated expenses, will be used to pay a portion of the consideration for the Meredith Transaction.

The completion of the Meredith Transaction will materially affect our operations, liquidity and capital expenditures. In addition to the effects on our balance sheet from the financing transactions described above, we expect that our results of operations and cash flows will increase.

Other

We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2021 nine-month period, we made $129 million of federal or state income tax payments, including $72 million relating to Quincy Divestiture. During the remainder of 2021, we anticipate making income tax payments (net of refunds) of approximately $18 million, including $17 million relating to the Flint Divestiture. As of September 30, 2021, we have approximately $204 million of federal operating loss carryforwards, which expire during the years 2023 through 2037. We expect to have federal taxable income in the carryforward periods. We therefore believe that these federal operating loss carryforwards will be fully utilized. Additionally, we have an aggregate of approximately $567 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

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

During the 2021 nine-month period, we contributed $4 million to our defined benefit pension plan.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are all statements other than those of historical fact. When used in this Quarterly Report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. Among other things, statements that describe our expectations regarding the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general, our results of operations, general and industry-specific economic conditions, future pension plan contributions, income tax payments, our ability to complete our pending acquisition of Meredith on the terms and within the timeframe, and on the financing terms, currently contemplated, any material regulatory or other unexpected requirements in connection therewith, or the inability to achieve expected synergies therefrom on a timely basis or at all, the expected impact of acquisitions, divestitures and capital expenditures are forward-looking statements. Readers of this Quarterly Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed under the heading “Risk Factors” in our 2020 Form 10-K, and as may be described in subsequently filed quarterly reports on Form 10-Q, as well as the other factors described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2021 has not materially changed since December 31, 2020. Our market risk profile on December 31, 2020 is disclosed in our 2020 Form 10-K.

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

2.1

Amendment and Consent, dated as of October 6, 2021, to Agreement and Plan of Merger, dated as of May 3, 2021, as amended on June 2, 2021, by and among Gray Television, Inc., Gray Hawkeye Stations, Inc., and Meredith Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 8, 2021)

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2021 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: November 4, 2021	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer