Form 10-K
period 2021-12-31
GRAY TELEVISION INC
filed 2022-02-25
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021

or

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

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2021: Class A common stock and common stock; no par value –$2,006,295,444.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
87,742,758 shares outstanding as of February 18, 2022	7,560,937 shares outstanding as of February 18, 2022

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, statements about the evolving and uncertain nature of novel coronavirus and its related disease (“COVID-19”) global pandemic and its impact on us, the media industry, and the economy in general, our strategies, expected results of operations, general and industry-specific economic conditions, the remediation of a material weakness and the ongoing effectiveness of internal control over financial reporting, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, assumptions underlying various estimates and estimates of future obligations and commitments, and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

General

We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations (“television” or “TV”) and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 80 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Honey, PowerNation Studios and Third Rail Studios which we refer to collectively as our “production companies.”

Our operating revenues are derived primarily from broadcast and internet advertising and from retransmission consent fees. For the years ended December 31, 2021, 2020 and 2019 our total revenue was $2.4 billion, $2.4 billion and $2.1 billion, respectively.

Markets and Stations

We believe a key driver for our strong market position is our focus on strong local news and information programming. We believe that our market position and our strong local teams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2021 and 2020, our largest market, by revenue, was Cleveland-Akron, Ohio and Charlotte, North Carolina which each contributed approximately 4% of our revenue in 2021 and 2020, respectively. Our top 10 markets by revenue contributed approximately 23% of our total revenue in each of the years ended December 31, 2021 and 2020. For the year ended December 31, 2021, our CBS-affiliated channels accounted for approximately 35% of total revenue; our NBC-affiliated channels accounted for approximately 32% of total revenue; our ABC-affiliated channels accounted for approximately 14% of total revenue; and our FOX-affiliated channels accounted for approximately 12% of total revenue. We refer to CBS, NBC, ABC and FOX as the “Big Four” networks.

In each of our markets, we own and operate at least one television station broadcasting a primary channel affiliated with one of the Big Four networks. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. Nearly all of our stations broadcast secondary digital channels that are affiliated with various networks or are independent of any network. The terms of our affiliations with broadcast networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates through December 2024.

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

Strategy

Our success is based on the following strategies:

Grow by Leveraging our Diverse National Footprint. We serve a diverse and national footprint of television stations. We currently operate in DMAs ranked between 10 and 209. We operate in many markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are also diversified across our broadcast programming.

Maintain and Grow our Market Leadership Position. According to Comscore, during 2021, our owned and operated television stations achieved the #1 ranking in overall audience in 80 of our 113 markets. In addition, our stations achieved the #1 and/or #2 ranking in overall audience in 100 of our 113 markets.

We believe there are significant advantages in operating the #1 or #2 television broadcasting stations in a local market. Strong audience and market share allow us to enhance our advertising revenue through price discipline and leadership. We believe a top-rated local news platform is critical to capturing incremental sponsorship and political advertising revenue. Our high-quality station group allows us to generate higher operating margins, which allows us additional opportunities to reinvest in our business to further strengthen our network and local news ratings. Furthermore, we believe operating the top ranked stations in our various markets allows us to attract and retain top talent.

We also believe that our local market leadership positions help us in negotiating more beneficial terms in our major network affiliation agreements, which currently expire at various dates through December 2024, and in our syndicated programming agreements. These leadership positions also give us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators, and other multichannel video programming distributors (“MVPDs”).

We intend to maintain our market leadership position through continued prudent investment in our local news and syndicated programs, as well as continued technological advances and workflow improvements. We expect to continue to invest in technological upgrades in the future. We believe the foregoing will help us maintain and grow our market leadership, thereby enhancing our ability to grow and further diversify our revenues and cash flows.

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally-driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. Consistent with this strategy, we have completed several acquisition and divestiture transactions, including some that had a material impact on our results of operations. For more information on these transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in each of 2021, 2020 and 2019, which we may also refer to collectively as our “acquisitions,” our “recent acquisitions” or “the acquisitions.”

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

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. In recent years, we acted to improve the terms of our debt by amending or replacing our long-term debt to secure favorable terms while interest rates are at historically low levels. During 2021, we completed the acquisition of all the equity interests of Meredith Corporation (“Meredith”) and of Quincy Media, Inc. (“Quincy”), and other transactions including divestitures resulting from the Meredith and Quincy acquisitions (collectively, the “2021 Acquisitions”) using a financing plan composed of our cash on hand, attractively priced fixed rate debt, proceeds from divestitures, and amended our Senior Credit Facility. During 2019, we completed the acquisition of all the equity interests of Raycom Media, Inc. (“Raycom”) and other related divestiture transactions (the “Raycom Merger”) using a financing plan composed of our cash on hand, common stock, preferred stock, attractively priced fixed rate debt and an amended term loan facility. We continually evaluate opportunities to improve our balance sheet. For more information regarding acquisition transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein.

Stations

Our television stations serve local communities across the country. From our largest market in Atlanta, Georgia (DMA 10) to our smallest in North Platte, Nebraska (DMA 209), we inform, educate, entertain and connect each of these communities to their state, the nation and the whole world. Each of our stations have a local studio, tower, sales, technical and administrative personnel dedicated to their community. Our network affiliations include the Big Four networks and more than a dozen specialized networks over their primary and secondary channels in nearly every market. Each station also provides these services through their local station website. For more information about our stations please visit our corporate website at www.gray.tv.

Cyclicality, Seasonality and Revenue Concentrations

Broadcast stations like ours rely on advertising revenue and are therefore sensitive to cyclical changes in the economy. Our political advertising revenue is generally not as significantly affected by economic slowdowns or recessions as non-political advertising revenue.

Broadcast advertising revenue is generally highest in the second and fourth quarters. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. Broadcast advertising revenue is also typically higher in even-numbered years due to spending by political candidates, political parties and special interest groups during the “on year” of the two-year election cycle. Political advertising spending is typically heaviest during the fourth quarter. In addition, the broadcast of the Olympic Games by our NBC-affiliated stations generally leads to increased viewership and revenue during those years.

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2021, 2020 or 2019, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2021, 2020 and 2019 approximately 29%, 28% and 25% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2021, 2020 and 2019 approximately 17%, 21% and 25%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

Station Network Affiliations. In addition to affiliations with ABC, CBS, NBC and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network, the MeTV Network, Justice, This TV Network, Antenna TV, Telemundo, Cozi, Heroes and Icons and MOVIES! Network. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast independent and local news/weather channels in some markets.

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

Other sources of competition for audiences, programming and advertisers include streaming services, connected televisions, internet websites, mobile applications and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems.

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

Programming. Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell “first run” and “off network” or rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to first run programming (such as Wheel of Fortune) and off network reruns (such as The Big Bang Theory). Broadcast stations also compete for exclusive news stories and features. Cable networks and internet service providers compete with local stations for programming.

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

Media Ownership Restrictions and FCC Proceedings. The FCC’s broadcast ownership rules affect the number, type and location of broadcast properties that we may hold or acquire. As part of its requirement to review its media ownership rules every four years, in late 2017 the FCC adopted significant changes to its ownership rules, which took effect in February 2018. The updated rules were temporarily vacated by a lower appeals court in 2019, but ultimately upheld by the Supreme Court of the United States and reinstated by the FCC in June 2021. The FCC’s current ownership rules generally prohibit an entity from owning or having “attributable” interests in two television stations in the same market if both are ranked among the top-four stations in the market. The FCC will consider waiver requests on a case-by-case basis. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In December 2018, the FCC began a new quadrennial review of its ownership rules with the issuance of a Notice of Proposed Rulemaking (“NPRM”) seeking comments on competition in the local television marketplace, including: (i) whether its current two-stations to a market limit should be relaxed or tightened; (ii) whether it should modify its general prohibition on owning two stations ranked among the top-four in a market; (iii) if the FCC’s television market analysis should consider the factors the United States Department of Justice (“DOJ”) applies to local television issues; and (iv) how the FCC should evaluate competition among television stations. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. On June 4, 2021, the FCC issued a public notice soliciting further comment to update the record in the 2018 quadrennial review. Comments and reply comments in response to this public notice were filed in September and October 2021.

Local TV Ownership Rules. The FCC’s current television ownership rules allow one entity to own two commercial television stations in a DMA as long as no more than one station is ranked among the top-four stations in the market. Waivers of this rule will be considered on a case-by-case basis.

National Television Station Ownership Rule. The maximum percentage of US households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations. In December 2017, the FCC issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF discount. Comments and reply comments were filed in 2018, and the proceeding remains open.

Conclusion. The FCC’s media ownership proceedings are on-going and, in many cases, are or will be subject to further judicial and potentially Congressional review. We cannot predict the outcome of any of these current or potential proceedings.

Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in another television broadcast station in the same area as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of media ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. 80a-3, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market television broadcast company; and (vi) time brokerage of a television broadcast station by a same-market television broadcast company providing more than 15 percent of the station’s weekly programming.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is more than $400,000 per incident. The FCC has sought comment on whether it should modify its indecency policies, but has not yet issued a decision in this proceeding. The outcome of this proceeding could affect future FCC policies in this area, which could have a material adverse effect on our business.

EEO Rules. The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with EEO rules and may be sanctioned for noncompliance.

MVPD Retransmission of Local Television Signals. Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all MVPD systems serving its market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s signal without its consent (“retransmission consent”). Stations must make this election by October 1 every three years. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current election cycle commenced on January 1, 2021 and ends on December 31, 2023. During this period, our stations elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets.

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

Certain online video distributors (“OVDs”) have explored streaming broadcast programming over the internet without the consent of the copyright owner of the programming. The majority of federal courts have sided with broadcasters and enjoined OVDs from streaming broadcast programming. Recently, a new OVD, Locast, organized as a non-profit, began offering free access to broadcast programming in select cities over the Internet. This OVD argued that its retransmission of broadcast signals via the internet is covered by an exemption from copyright liability applicable to non-profit entities. In July 2019, the major broadcast networks and certain affiliated entities filed a copyright suit in the United States District Court for the Southern District of New York challenging this OVD’s operations. In August 2021, the United States District Court for the Southern District of New York held that Locast was not covered by the copyright provision and was violating the copyright laws. Locast subsequently entered into an agreement to pay damages to settle the copyright claims and shut down its service.

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

We believe that diversity, equity and inclusion are principles that drive innovation and should guide us as we build our teams. We have been working with professional consulting and training teams to support our diversity, equity, and inclusion efforts since 2019.

●

Focusing on a safe and healthy workplace. We value our employees and are committed to providing a safe and healthy workplace. All employees are required to comply with company safety rules and expectations and are expected to actively contribute to making our company a safer place to work. In response to the COVID-19 global pandemic, we continue to maintain operations while employing the latest guidelines to promote the health of our employees including a requirement that all employees be fully vaccinated against COVID-19 (except where otherwise required by applicable law).

Employees

As of February 18, 2022, we had 8,608 full-time employees and 385 part-time employees, of which 500 full-time and 21 part-time employees at 14 stations were represented by various unions. We consider our relations with our employees to be good.

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

Currently we have approximately $6.8 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions under our Fifth Amended and Restated Credit Agreement (the “Senior Credit Facility”), we have the ability to incur significant additional debt, including secured debt under our un-drawn $500 million revolving credit facility. The terms of the indenture (the “2031 Notes Indenture”) governing our outstanding 5.375% senior notes due 2031 (the “2031 Notes”), the indenture (the “2030 Notes Indenture”) governing our outstanding 4.750% senior notes due 2030 (the “2030 Notes”), the indenture (the “2027 Notes Indenture”) governing our outstanding 7.0% senior notes due 2027 (the “2027 Notes”) and the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and, together with the 2031 Notes Indenture, the 2030 Notes Indenture and the 2027 Notes Indenture, the “Existing Indentures” or the “Indentures”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

Our substantial debt may have important consequences. For instance, it could:

●

require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which would reduce funds available for other business purposes, including capital expenditures, acquisitions and investments;

●	place us at a competitive disadvantage compared to some of our competitors that may have less debt and better access to capital resources;

●	limit our ability to obtain additional financing to fund acquisitions, working capital and capital expenditures and for other general corporate purposes; and

●	make it more difficult for us to satisfy our financial obligations.

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our Senior Credit Facility or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us.

The agreements governing our various debt obligations impose restrictions on our operations and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including our Senior Credit Facility and the Existing Indentures, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place, or will place, restrictions on our ability to, among other things:

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

The Existing Indentures and our Senior Credit Facility require us to comply with certain financial ratios or other covenants; our failure to do so would result in a default thereunder, which would have a material adverse effect on us.

We are required to comply with certain financial or other covenants under the Existing Indentures and our Senior Credit Facility. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, investment, acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the Existing Indentures or our Senior Credit Facility.

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

The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets. While the COVID-19 global pandemic had a material adverse impact on our business including our results of operations, financial condition and liquidity in 2020, the pandemic impacts were lessened considerably in 2021. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we cannot accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity; changes in advertising customers and consumer behavior; impact of governmental regulations that might be imposed in response to the pandemic; its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 global pandemic subsides. Although we have continued to operate our facilities to date and have taken precautions, consistent with federal guidelines and state and local orders, to protect the safety and well-being of our employees, customers and the general public, the COVID-19 global pandemic and any preventive or protective actions taken by governmental authorities may have a material adverse impact on our workforce and operations. In addition, we may become party to lawsuits related to the risk of exposure to the coronavirus that causes COVID-19 and/or with respect to the measures we take to protect our workplaces and employees from that coronavirus.

The COVID-19 global pandemic has had, and will continue to have, a widespread and broad reaching effect on the economy and could have adverse impacts on our clients that could result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our receivables.

Consumer spending and changes in advertising generally may also be negatively impacted by general macroeconomic conditions, consumer confidence, supply chain disruptions, macroeconomic inflation, the COVID-19 global pandemic and governmental responses to the pandemic. All of these factors and more may negatively impact revenues. In addition, disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.

The continued impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic, mutations of the coronavirus, and the resulting effects on local, national and global economies. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or its overall impact on our business. Even after the COVID-19 global pandemic subsides, we may continue to experience adverse impacts to our business as a result of macroeconomic forces triggered by pandemic-related conduct by governments, businesses, and individuals. The effects of the COVID-19 global pandemic may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters rather than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during these periods. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd-numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale of advertising to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2021 and 2020, we derived approximately 2% and 18%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2021 and 2020, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2021, 2020 and 2019 approximately 29%, 28% and 25% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2021, 2020 and 2019 approximately 17%, 21% and 25%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the services sector, automotive or certain other industries, such as the medical, restaurant, communications, or furniture and appliances industries, declined.

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

Our business depends in large part on the success of our network affiliations. Nearly all of our stations are directly or indirectly affiliated with at least one of the four major broadcast networks pursuant to a separate affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through December 2024.

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

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated.

The FCC has taken actions to implement various provisions of the STELAR Reauthorization Act of 2014 affecting the carriage of television stations, including (i) adopting rules that allow for the modification of satellite television markets in order to ensure that satellite operators carry the broadcast stations of most interest to their communities; (ii) tightening its rules on joint retransmission consent negotiations to prohibit joint negotiations by stations in the same market unless those stations are commonly controlled; (iii) prohibiting a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iv) eliminating the “sweeps prohibition,” which had precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

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

We use computers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products. Such use exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events. These incidents could include, but are not limited to, unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, data corruption or operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation, financial consequences and reputational damage adversely affecting customer or investor confidence, any or all of which could adversely affect our business. While we have experienced an incident in the past, and may experience additional incidents in the future, we are not aware of any incident having a material adverse effect on our business, results of operations or financial condition to date. However, there can be no assurance that we will not experience future incidents that may be material. Although we have systems and processes in place to protect against risks associated with cyber incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient.

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

As of December 31, 2021, the book value of our broadcast licenses was $5.3 billion and the book value of our goodwill was $2.6 billion, in comparison to total assets of $11.1 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements or otherwise adversely affect the accuracy, reliability or timeliness of our financial statements.

As described under Item 9A. "Controls and Procedures" below, we have concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2021 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation, management identified the material weakness as a result of deficiencies identified in our controls over user access which did not adequately restrict or provision/deprovision user access related to certain financial reporting programs and did not ensure appropriate segregation of duties as it relates to review.

Management has begun the process of evaluating the material weaknesses and developing its full remediation plan. Until the remediation plan is implemented, tested and deemed effective we cannot assure you that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability and timeliness of our financial statements and have other consequences that could materially and adversely affect our business.

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

We currently pay cash dividends on our common stock and Class A common stock but this is subject to approval by our Board each quarter. To the extent a potential investor ascribes value to a dividend paying stock, the value of our stock may be correspondingly affected.

Our Board of Directors reinstated a cash or stock dividend on both classes of our common stock beginning in the first quarter of 2021. The timing and amount of any future dividend is at the discretion of our Board of Directors, and they may be subject to limitations or restrictions in our Senior Credit Facility and other financing agreements we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on our common stock or Class A common stock. As a result, if and to the extent an investor ascribes value to a dividend paying stock, the value of our common stock or Class A common stock may be correspondingly affected.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is more than $400,000 per incident. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement policies without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision in this proceeding and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market.

The FCC’s ownership rules generally prohibit us from owning or having “attributable interests” in two television stations that are located in the same market unless at least one of the stations is not ranked among the top-four stations in the market (the “top-four” prohibition). In November 2017, the FCC released an order that eliminated or relaxed several long-standing media ownership rules, including the requirement that, in addition to compliance with the “top-four” prohibition, common ownership of two stations in a single market was permissible only if eight or more independently-owned television stations would remain in the market (the “eight voices” test). However, in November 2019, the United States Court of Appeals for the Third Circuit vacated these rule changes and reinstated the prior, more restrictive, ownership rules, including the “eight voices” test. The Supreme Court of the United States granted the FCC’s petition for certiorari seeking review of the Third Circuit decision; and on April 1, 2021, the Supreme Court reversed the Third Circuit’s decision. As a result of the Supreme Court’s ruling, the FCC’s less restrictive ownership rules became effective on June 30, 2021. In December 2018, the FCC launched a new proceeding to consider whether further changes in the media ownership rules are necessary. The FCC also considers television Local Marketing Agreements (“LMAs”) (which are agreements under which a television station sells or provides more than 15% of the programming on another same-market television station) as “attributable interests.” Pursuant to the FCC’s ownership rules currently in effect, our ability to expand in our present markets through additional station acquisitions or LMAs may be constrained.

The FCC’s National Television Station Ownership Rule limits the maximum number of households we can reach.

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39% of United States households through commonly owned television stations, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In December 2017, the FCC issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF Discount. This rule may constrain our ability to expand through additional station acquisitions. Currently our station portfolio reaches approximately 36% of total United States television households, or after applying the UHF discount approximately 25% of total United States television households.

The Company is subject to governmental oversight regarding compliance with antitrust law as well as related civil litigation.

Various governmental agencies, including the DOJ, have authority to enforce the antitrust laws of the United States in the broadcast television industry. The DOJ has increased its enforcement activities within the industry. For example, in the fourth quarter of 2018, the DOJ filed a lawsuit in the United States District Court for the District of Columbia against six broadcasters, including Raycom and Meredith, alleging an agreement to exchange certain competitively sensitive information relating to advertising sales among certain stations in some local markets. The broadcasters and the DOJ entered into substantially identical consent decrees, which, among other things, prohibits the defendant broadcasters from exchanging competitively sensitive information and impose certain compliance requirements. No party to the settlement agreement, including Raycom and Meredith, admitted to any wrongdoing. In addition, following the public disclosure of the DOJ’s investigation and settlement, various putative class action lawsuits were filed against a number of owners of television stations. The cases have been consolidated in a single multidistrict litigation in the District Court for the Northern District of Illinois and the Plaintiffs’ operative complaint alleges price fixing and unlawful information exchange among the defendants’ advertisement sales teams. We are unable to predict the outcome of these proceedings. For more information on these proceedings, see “Item 3. Legal Proceedings.”

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease our principal executive offices in a building located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. We also own or lease various other offices and technical facilities that support our operations. See “Stations”, in Item 1. of this Form 10-K.

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

Item 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We do not believe that any known legal proceedings or claims are likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 12 “Commitments and Contingencies” of our audited consolidated financial statements included elsewhere herein for a further discussion of our legal proceedings and incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers as of February 18, 2022:

Hilton H. Howell, Jr., age 59, has served as our Executive Chairman and Chief Executive Officer since January 2, 2019. Prior to that, Mr. Howell served as our Chairman, Chief Executive Officer and President from June 2013 to December 2018. Mr. Howell is a member of the Executive Committee of the Board, has been a Director since 1993, and served as the Vice Chairman of the Board from 2002 to April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. In addition, he has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, from 1995 to 2001, and as Chairman of that company since February 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell also serves as a Director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a Director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors. Previously, Mr. Howell served as a board member of the National Association of Broadcasters and the NBC Affiliate Board.

Donald P. LaPlatney, age 62, has served as our President and Co-Chief Executive Officer since January 2, 2019. Prior to that, from July 2016 until the closing of the Raycom Merger, he served as Chief Executive Officer and President of Raycom, and served as member on their Board of Directors. Before that, he served as Chief Operating Officer of Raycom from April 2014 to July 2016, as Senior Vice President, Digital Media from April 2012 until April 2014, and as Vice President, Digital Media from August 2007 to April 2012. Prior to joining Raycom in 2007, Mr. LaPlatney held various executive positions at The Tube Media Corp., Westwood One, and Raycom Sports. In addition, Mr. LaPlatney serves as a board member of Circle and the National Association of Broadcasters. Previously, Mr. LaPlatney served as Chairman of the NBC Affiliate Board.

James C. Ryan, age 61, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Prior to that, he was our Senior Vice President from September 2002 to January 2016 and our Vice President from October 1998 to August 2002.

Kevin P. Latek, age 51, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Prior to that, he served as our Senior Vice President, Business Affairs since July 2013 and as our Vice President for Law and Development from March 2012 to June 2013. Prior to joining Gray, Mr. Latek practiced law in Washington, DC representing television and radio broadcasters and financial institutions in FCC regulatory and transactional matters. He is a member and officer of the CBS Affiliate Board and a past member of the FOX Affiliate Board of Governors. Mr. Latek serves as a board member of Circle.

Robert L. Smith, age 59, has served as our Chief Operating Officer since January 2019. Prior to that, he served as our Co-Chief Operating Officer from February 2016 to December 2018 and as our Senior Vice President from July 2013 to January 2016. He is a past director of the Wisconsin Broadcaster’s Board, and a member of the Madison Chamber of Commerce and the Rockford Chamber of Commerce.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively, under the symbols “GTN” and “GTN.A,” respectively.

As of February 18, 2022, we had 87,742,758 outstanding shares of common stock held by 27,810 stockholders and 7,560,937 outstanding shares of Class A common stock held by 393 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

For matters submitted to a shareholder vote, our restated articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. Our restated articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

During 2021 we have paid quarterly cash dividends totaling $0.32 per share on both classes of our common stock. While we have paid dividends to holders of our common stock on a quarterly basis since the beginning of 2021 any future payments of dividends will depend on our financial condition, results of operations, cash flows and such other factors as our Board of Directors deems relevant. The Senior Credit Facility and our Indentures each contain covenants that could restrict our ability to pay cash dividends on our capital stock. Currently there are applicable restrictions. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

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

Stock Performance Graph

The following graphs compare the cumulative total return of our common stock and Class A common stock from January 1, 2017 to December 31, 2021, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on January 1, 2017. Any dividends are assumed to have been reinvested as paid.

	As of
	1/1/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Gray Television, Inc. common stock	$100	$154	$136	$198	$165	$189
NYSE Composite Index	$100	$119	$108	$136	$145	$175
TV Broadcasting Stations Index	$100	$101	$83	$106	$93	$115

	As of
	1/1/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Gray Television, Inc. Class A common stock	$100	$137	$127	$191	$161	$180
NYSE Composite Index	$100	$119	$108	$136	$145	$175
TV Broadcasting Stations Index	$100	$101	$83	$106	$93	$115

Issuer Purchases of Common Stock and Class A Common Stock

On November 5, 2019, our Board of Directors authorized the repurchase of up to $150 million of our outstanding common stock or our Class A common stock through December 31, 2022 (the “2019 Repurchase Authorization”). The 2019 Repurchase Authorization superseded all prior repurchase authorizations and prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (“401k Plan”). On November 4, 2020, the Board of Directors increased the 2019 Repurchase Authorization by an additional $150 million and extended the authorization to December 31, 2023.

On December 16, 2021, we entered into an Issuer Repurchase Plan (the “2021 IRP”), under Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934. The purpose of the 2021 IRP was to facilitate the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During 2021, under this plan, we purchased 1,501,088 shares of our common stock at an average purchase price of $19.95 per share, excluding commissions, for a total cost of approximately $30 million, after which the 2021 IRP was completed, according to its terms.

As of December 31, 2021, approximately $174 million was available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization.

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

The following table summarizes repurchases of our common stock in the three-months ended December 31, 2021 under the 2019 Repurchase Authorization, as amended:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

October 1, 2021 through October 31, 2021:	-	$-	-	$203,842,332

November 1, 2021 through November 30, 2021:	-	$-	-	$203,842,332

December 1, 2021 through December 31, 2021:	1,501,088	$19.95	1,501,088	$173,889,042

Total	1,501,088	$19.95	1,501,088

(1)	All shares purchased were shares of common stock.
(2)	Amount excludes standard brokerage commissions.
(3)	The amounts presented at each respective month-end include the remaining dollar value available to purchase common stock and/or our Class A common stock under the repurchase authorizations.

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

This section of our Annual Report on Form 10-K discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. A detailed discussion of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia, that is the nation’s second largest television broadcaster in terms of revenues. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households. This portfolio includes 80 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station. We also own video program companies Raycom Sports, Tupelo Honey, PowerNation Studios and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the years ended December 31, 2021, 2020 and 2019, we generated revenue of $2.4 billion, $2.4 billion and $2.1 billion, respectively.

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

We have continued to actively monitor the global outbreak and spread of COVID-19 and continue to take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We are focused on navigating these challenges presented by the COVID-19 global pandemic through protecting the safety of our employees, seeking to maintain revenues and reducing expenses. There are certain limitations on our ability to mitigate the adverse financial impact of the pandemic, including the high fixed-cost nature of our businesses. The COVID-19 global pandemic, and the related economic disruptions and uncertainty also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term, and consequently the broader impact that it could have on our business, financial condition, results of operations and cash flows. See “The “COVID-19” global pandemic has had and is expected to continue to have an adverse impact on our business.” in Part I, Item 1A. Risk Factors of our 2021 Form 10-K.

In March 2020, most of our employees began working from home, with only essential employees working on site. We have implemented plans to reopen our offices through a hybrid format in which our employees work part of each week in our offices and part remotely. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control, the World Health Organization and state and local governments and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees. We cannot predict when or how these policies will change in the future. We continue to maintain operations while employing the latest guidelines to promote the health of our employees including a requirement that all employees be fully vaccinated against COVID-19 (except where otherwise required by applicable law).

Quincy Transaction. On August 2, 2021, we completed the acquisition of all the equity interests of Quincy for an adjusted purchase price of $936 million, which amount includes an additional $6 million for working capital. Quincy owned and operated television stations in 16 markets. Also on August 2, 2021, and concurrently with the acquisition of Quincy, we completed the divestiture to Allen of television stations in seven markets previously owned by Quincy and located in our existing television markets, for an adjusted divestiture price of $401 million, which amount includes $21 million for working capital. The Quincy Divestiture resulted in a non-cash loss of $45 million.

Acquisition of Meredith. On December 1, 2021, we completed the acquisition of all the equity interests of Meredith, after the spinoff of Meredith’s National Media Group to the current Meredith shareholders for $16.99 per share in cash, or $2.8 billion in total enterprise value. In this transaction we acquired Meredith’s remaining operating division, known as the Local Media Group, which owns 17 television stations in 12 local markets, adding 11 new markets to our operations. To facilitate regulatory approvals for the Meredith transaction, on September 23, 2021, we divested our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market, to Allen for and adjusted purchase price, including working capital, of $72 million in cash.

Acquisition of Studio Production Facilities. On April 7, 2021, we acquired land in the Atlanta suburb of Doraville, Georgia for approximately $80 million of cash. We intend to use this property, in part, for future studio production facilities. On September 13, 2021, we completed the acquisition of Third Rail Studios for an adjusted purchase price of $27 million in cash. The transaction represents an initial step in the broader development of our planned studio production facilities.

Please see Note 3. “Acquisitions and Divestitures” in our consolidated financial statements contained elsewhere herein for further discussion of these transactions.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2021, 2020 and 2019 approximately 29%, 28% and 25% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2021, 2020 and 2019 approximately 17%, 21% and 25%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, and the percentage contribution of each to our total revenue (dollars in millions):

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Revenue:
Local (including internet /digital/mobile)	$934	39%	$771	32%	$898	42%
National	256	11%	198	8%	229	11%
Political	44	2%	430	18%	68	3%
Retransmission consent	1,049	43%	867	36%	796	38%
Production companies	73	3%	61	3%	87	4%
Other	57	2%	54	3%	44	2%
Total	$2,413	100%	$2,381	100%	$2,122	100%

Results of Operations

Year Ended December 31, 2021 (“2021”) Compared to Year Ended December 31, 2020 (“2020”)

Revenue. Total revenue increased approximately $32 million, or 1%, to $2.4 billion for 2021 compared to 2020, primarily as a result of the television stations acquired in our 2021 Acquisitions and increases in combined local and national advertising revenue and retransmission consent revenue at our legacy television stations. Total broadcasting revenue from our 2021 Acquisitions was $128 million.

Excluding the revenue from our 2021 Acquisitions:

●	Retransmission consent revenue increased by approximately $121 million or 14% to $988 million primarily due to higher retransmission consent rates;
●	Combined, local and national advertising revenue increased by $162 million or 17% to $1.1 billion;
●	Political advertising revenue decreased approximately $389 million, or 90% to $41 million, consistent with the 2021 being and off-year in the two-year political advertising cycle, and
●	Production company revenue increased by $11 million to $72 million.

Local and national advertising revenue also increased due to the broadcast of the Olympic Games that contributed approximately $14 million, and the broadcast of the 2021 Super Bowl on our CBS-affiliated stations was approximately $6 million, compared to $3 million that we earned from the broadcasting of the 2020 Super Bowl on our FOX-affiliated stations.

Broadcasting operating expenses. Broadcasting operating expenses (before depreciation, amortization and gain on disposal of assets) increased $208 million, or 16%, to $1.5 billion for 2021, compared to 2020, primarily as a result of the television stations acquired in our 2021 Acquisitions. Total broadcasting operating expenses from our 2021 Acquisitions were $79 million.

Excluding the broadcasting operating expenses from our 2021 Acquisitions:

●

Compensation expenses increased by approximately $17 million in 2021, primarily as a result of increases in incentive compensation related to increased combined local and national advertising revenue; and

●	Non-payroll broadcast operating expenses increased by approximately $107 million:
o	Retransmission expense increased by $85 million in 2021 consistent with the increased retransmission consent revenue;
o	Professional services that increased by $22 million; and
o	Broadcast transaction related expenses were $3 million in 2021.

We recorded broadcast non-cash stock-based amortization expense of $2 million and $5 million in 2021 and 2020, respectively.

Production Company Operating Expenses. Production company operating expenses (before depreciation, amortization and gain on disposal of assets) increased by approximately $10 million in 2021 to $62 million, compared to $52 million 2020. These increases were primarily due to increasing business activity consistent with the diminished effects of the COVID-19 global pandemic.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $94 million, or 145%, to $159 million in 2021 compared to 2020. Compensation expenses increased by approximately $15 million in 2021 primarily as a result of increases in incentive compensation. Non-payroll corporate expenses increased by approximately $80 million which included corporate transaction related expenses of $71 million in 2021. We recorded corporate non-cash stock-based amortization expense of $12 million and $11 million in 2021 and 2020, respectively.

Depreciation. Depreciation of property and equipment totaled $104 million and $96 million for 2021 and 2020, respectively. Depreciation expense increased due to the 2021 Acquisitions and to purchases of property and equipment at our existing stations.

Amortization of intangible assets. Amortization of intangible assets totaled $117 million and $105 million for 2021 and 2020, respectively. Amortization expense increased due to the 2021 Acquisitions.

Loss (gain) on disposal of assets, net. We reported a loss on disposals of assets of $42 million in 2021 and a gain of $29 million in 2020. These losses and gains were primarily related the divestitures of television stations required in order to comply with regulatory requirements for the 2021 Acquisitions and to asset disposals from the FCC Repack process.

Interest expense. Interest expense increased $14 million, or 7%, to $205 million for 2021 compared to 2020 due to additional borrowings of $1.5 billion under our Senior Credit Facility and the issuance of $1.3 billion of our 2031 Notes to finance our acquisition of Meredith. During 2021 the average interest rate on our Senior Credit Facility, excluding the amortization of deferred financing costs, decreased to 2.6% from 3.1% in 2020.

Income tax expense. Our effective income tax rate increased to a net provision of 46% for 2021 from 25% for 2020. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2021	2020
Statutory federal income tax rate	21%	21%
Current year permanent items	20%	1%
State and local taxes, net of federal taxes	5%	5%
Change in valuation allowance	0%	0%
Net operating loss carryback	0%	(1)%
Other items, net	0%	(1)%
Effective income tax expense rate	46%	25%

Liquidity and Capital Resources

General. The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$300	$652	$385
Net cash used in investing activities	(3,534)	(211)	(2,656)
Net cash provided by financing activities	2,650	120	1,064
Net increase (decrease) in cash	$(584)	$561	$(1,207)

	December 31,
	2021	2020
Cash	$189	$773
Long-term debt, including current portion, less deferred financing costs	$6,755	$3,974
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under senior credit facility	$497	$200

Financing Transactions. To complete the Meredith Transaction, we (1) incurred a $1.5 billion incremental term loan under our Senior Credit Facility, (2) amended our existing revolving credit facility to increase our borrowing capacity under the facility from up to $300 million to up to $500 million, which will consist of (i) a $425 million five year revolving credit facility and (ii) a $75 million revolving credit facility with commitments expiring January 2, 2026 and (3) on November 9, 2021, issued $1.3 billion in aggregate principal amount of 5.375% senior unsecured notes due 2031 at par (the “2031 Notes”). The interest rate and yield on the 2031 Notes is 5.375%. The 2031 Notes rank equally with the 2030 Notes, 2027 Notes and the 2026 Notes. The 2031 Notes mature on November 15, 2031 and interest is payable semiannually, on May 15 and November 15 of each year.

The proceeds of the transactions mentioned above, plus cash on hand, after deducting transaction fees and estimated expenses, were used to pay a portion of the consideration for the Meredith Transaction.

Income Taxes. We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We estimate that these income tax payments, net of refunds, will be within a range of $170 million to $190 million in 2022.

Dividend on common stock and Class A common stock. Beginning in 2021, the Board declared a quarterly cash dividend of $0.08 per share of its common stock and Class A common stock. We paid cash dividends on our common stock and Class A common stock totaling $31 million in the year ended December 31, 2021.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2021 Compared to 2020

Net cash provided by operating activities decreased $352 million to $300 million in 2021 compared to net cash provided by operating activities of $652 million in 2020. The decrease in cash provided by operating activities was due primarily to the net impact of several factors including: a decrease in net income of $320 million; a net decrease of $43 million in non-cash expenses; and an increase of $11 million due to changes in working capital balances.

Net cash used in investing activities increased to $3.5 billion for 2021 compared to $211 million for 2020. The net increase was due primarily to $3.8 billion of cash used to finance our acquisitions of businesses in 2021. In 2020, we completed only $91 million of acquisition transactions. Other significant changes in 2021 compared to 2020 included the receipt in 2021 of $473 million in proceeds from the divestiture of television stations to facilitate regulatory approval of our acquisitions of businesses in 2021.

Net cash provided by financing activities was $2.7 billion in 2021 compared to $120 million in 2020. This increase of $2.6 billion was due primarily to the borrowings of $1.5 billion in term loan financing under our Senior Credit Facility and the $1.3 billion of 2031 Notes to fund a portion of the cash consideration of the Meredith Transaction in 2021. During 2020, we borrowed $800 million of our 2030 Notes and redeemed our 2024 Notes in the amount of $525 million. Also during 2021, we used $30 million of cash to repurchase shares of our common stock compared to $75 million in 2020. During 2021 and 2020, we used $52 million of cash in each year to pay dividends on our Series A Perpetual Preferred stock. In 2021 paid $31 million of cash dividends our our common stock and Class A common stock. During 2021 we paid $30 million of deferred loan costs primarily related to the term loan financing and the 2031 Notes. In 2020 we paid $14 million of deferred loan costs related to the 2030 Notes.

Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans:

●	The Gray Television, Inc. Retirement Plan (the “Gray Pension Plan”)
●	The Gray Television, Inc. Capital Accumulation Plan (the “Gray 401(k) Plan”)
●	Gray Television, Inc. Retirement Plan for Certain Bargaining Class Employees (the “Meredith Plan”)

The Gray Pension Plan is a defined benefit pension plan covering certain of our legacy employees. Benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the plan.

Our funding policy for the Gray Pension Plan is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2021, was 2.73%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2020 was 2.38%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. In 2021, we use an assumed rate of return of 6.25% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a gain of 11.4% for the year ended December 31, 2021, and a gain of 11.1% for the year ended December 31, 2020. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the Pri-2012 total mortality table and the MP-2021 projection scale published by the Society of Actuaries.

During each of the years ended December 31, 2021 and 2020, we contributed an aggregate of $4 million, and $3 million, respectively, to the Gray Pension Plan, and we anticipate making an aggregate contribution of approximately $4 million to the Gray Pension Plan in 2022. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

The Gray 401(k) Plan is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Employer contributions under the Gray 401(k) Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2021 and 2020, our matching contributions to our Capital Accumulation Plan were approximately $15 million and $13 million, respectively. For the years ended December 31, 2021 and 2020, we accrued contributions of approximately $7 million and $6 million respectively, as discretionary profit-sharing contributions. Each of these discretionary profit-sharing contributions was subsequently made in the form of shares of our common stock.

In connection with the Meredith Transaction, On December 1, 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. The Meredith Plan had combined plan assets of $15 million and combined projected benefit obligations of $17 million. The net liability for this plan is recorded as a liability in our financial statements as of December 31, 2021.

See Note 11 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning these retirement plans.

Capital Expenditures

In April 2017, the FCC began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for each of the 2021 and 2020 periods were $207 million and $110 million, respectively. Excluding Repack, our capital expenditures were $199 million and $87 million, respectively. Our capitalized Repack costs for the 2021 and 2020 periods were $8 million and $23 million, respectively. As of December 31, 2021, the amount requested from the FCC for Repack, but not yet received, was approximately $7 million. Excluding Repack, we expect that our capital expenditures will be approximately $125 million during 2022 for routine purchases of broadcasting and production company equipment. In addition, we currently anticipate capital expenditures of between $110 million and $120 million in connection with development of our studio production facilities for our own use and several additional such facilities that we anticipate constructing on our property pursuant to a long-term lease with a major content creation company. Additional capital expenditures for Repack during 2022 are expected to be approximately $2 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Off-Balance Sheet Arrangements

Operating Commitments. We have various commitments for syndicated television programs. We have two types of syndicated television program contracts: first run programs and off network reruns. First run programs are programs such as Wheel of Fortune and off network reruns are programs such as The Big Bang Theory. First run programs have not been produced at the time the contract to air such programming is signed, and off network reruns have already been produced. For all syndicated television contracts, we record an asset and corresponding liability for payments to be made only for the current year of the first run programming and for the entire contract period for off network programming. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of the first run contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced or delivered.

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

The following are our material expected off balance sheet contractual obligations and commitments as of December 31, 2021:

●	Cash interest on long-term debt obligations including interest expense on long-term debt and required future principal repayments under those obligations.

●	Preferred Stock dividends

●	Programming obligations not currently accrued that represent obligations for syndicated television programming whose license period has not yet begun, or the program is not yet available.

●

Network affiliation agreements representing the fixed obligations under our current agreements with broadcast networks. Our network affiliation agreements expire at various dates primarily through December 2024.

●	Service and other agreements for various non-cancelable contractual agreements for maintenance services and other professional services.

●	Non-cancelable contractual obligations for various materials, services and construction costs related to development of our studio production facilities.

For more information about these off-balance sheet contractual obligations and commitments please refer to Note 12 “Commitments and Contingencies” of our audited consolidated financial statements included elsewhere herein.

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

Variability of Critical Accounting Estimates. Our critical accounting estimates include estimates and assumptions that are material to our financial statements. These estimates and assumptions are used in:

●	our annual impairment testing of broadcast licenses and goodwill;
●	our estimates of the fair value of assets acquired and liabilities assumed in businesses combinations; and
●	our estimates related to income taxes

Our estimates and assumptions have been materially accurate in the past and have not changed materially. We do not expect that these assumptions are likely to change in the future.

Annual Impairment Testing of Broadcast Licenses and Goodwill. We evaluate broadcast licenses and goodwill for impairment on an annual basis, or more often when certain triggering events occur. Goodwill is evaluated at the reporting unit level.

Beginning in 2021, we have changed our methodology for performing our annual evaluation of goodwill. Consistent with changes in our internal reporting systems and management structure for television station operations, we have determined that our broadcasting operating segment is comprised of six regional components, all of which report to the same segment manager. Based upon the economic similarities and the manner in which the six components of the broadcasting segment are managed, we have concluded that they aggregate into a single reporting unit.

Each of the distinct businesses within our production companies operating segment continue to be separately managed and each represent a reporting unit. This is consistent with the Company’s historical view of its reporting units within the production companies operating segment.

Therefore, beginning with our 2021 annual evaluation we now evaluate our goodwill for impairment for five reporting units. One reporting unit for all of our broadcast television operations and four for each of the distinct businesses within our production companies.

With respect to the accounting effects of this reorganization, the Company has considered the requirements as stipulated within ASC 350. Based upon the updated reporting structure, Management has identified the applicable assets and liabilities for each of the reporting units in accordance with ASC 350. With respect to the reassignment of goodwill to the Broadcast reporting unit, this reporting unit is an aggregation of the entirety of the Company’s previous television market reporting units prior to the reorganization. As such, the goodwill attributable to the Broadcast reporting unit would be the aggregate sum of the previous reporting units which now have been aggregated within the broadcast reporting unit. There is no reassignment of goodwill required within the Production Companies operating segment as the identified reporting units have not changed from Management’s previously identified reporting units.

In the process of preparing for this change we considered potential impairment of reporting units prior to the realignment using our prior definition of reporting units. In the performance of this test of reporting unit impairment assessments, we had the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. We performed a qualitative assessment for all of our reporting units as then defined and concluded that there was no impairment at the time of change.

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

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2021, we performed a qualitative assessment for 59 of our broadcast licenses and one of our reporting units. In 2020, we performed a qualitative assessment for 55 of our broadcast licenses and 36 of our reporting units.

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

For our annual broadcast licenses impairment test in 2021, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our remaining broadcast licenses and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2021, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for one of our reporting units. We elected to perform a quantitative assessment for the remainder of our reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations.

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

The recorded value of our broadcast licenses was $5.3 billion and $3.6 billion at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the recorded value of our goodwill was $2.6 billion and $1.5 billion, respectively. See Note 13 “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein, for the results of our annual impairment tests for the years ended December 31, 2021, 2020 and 2019.

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

The methodology we used to value our stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2021, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Due to certain characteristics of a small number of the stations acquired in 2021 and 2020, we ascribed approximately $136 million and $11 million of the value of those transactions to network affiliations, respectively.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2021 (in millions, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2021):
Broadcast licenses	$5,303	$2,652	$3,977
Other intangible assets, net (including network affiliation agreements)	825	2,719	1,772

Statement of Operations
(For the year ended December 31, 2021):
Amortization of intangible assets	117	267	192
Operating income	381	231	306
Net income attributable to common stockholders	38	(74)	(18)
per share - basic	$0.40	$(0.78)	$(0.19)
per share - diluted	$0.40	$(0.78)	$(0.19)

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes. As of December 31, 2021, we have an aggregate of approximately $10 million of federal operating loss carryforwards that expect to utilize in 2022 We have an aggregate of approximately $424 million of various state operating loss carryforwards. We expect to have state taxable income in the carryforward periods. Therefore, we believe that it is more likely than not that approximately half of the state operating loss carryforwards will be utilized.

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

Under the Senior Credit Facility, we pay interest based on a floating interest rate on balances outstanding. We pay a fixed rate of interest on the 2031 Notes, 2030 Notes, 2027 Notes and 2026 Notes. As of December 31, 2021, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also, as of that date, we were not a party to any interest rate swap agreements. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

Based on our floating rate debt outstanding at December 31, 2021, a 100 basis point increase or decrease in market interest rates would have increased or decreased our interest expense and decreased or increased our income before income taxes for the year ended December 31, 2021 by approximately $33 million.

At December 31, 2021 and 2020, the recorded amount of our long-term debt, including current portion, was $6.8 billion and $4.0 billion, respectively, and the fair value of our long-term debt, including current portion, was $6.9 billion and $4.1 billion, respectively, as of December 31, 2021 and 2020. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 as a result of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of management’s evaluation, we identified a material weakness as a result of deficiencies identified in our controls over user access which did not adequately restrict or provision/deprovision user access related to certain financial reporting programs and did not ensure appropriate segregation of duties as it relates to review. Notwithstanding the foregoing, and management believes partly as a result of other internal controls over financial reporting, management did not identify any incidents of improper system access related to the material weakness, nor did it result in any identified misstatements to our financial statements, and there were no changes to previously released financial results as a result of this material weakness.

The Company has begun the process to evaluate the material weakness and implement additional actions to improve user access controls and remediate the material weakness.

In the evaluation of internal control over financial reporting, management excluded the operations of all of the television stations acquired in the Meredith Transaction, the Quincy Transactions and the Third Rail transaction (together the “2021 Acquisitions”) from the assessment of internal control over financial reporting as of December 31, 2021. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2021. Collectively, these operations accounted for approximately 36% of our total assets and 5% of our total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 25, 2022 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Intangible Asset Impairment Assessment

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated broadcast licenses are $5.3 billion as of December 31, 2021 and are tested for impairment at least annually. In the Company’s assessment of impairment, management identified those broadcast licenses for which a qualitative assessment would be performed to determine whether it is more likely than not that the broadcast license is impaired. For those broadcast licenses for which the Company did not elect to perform a qualitative analysis, the Company performed a quantitative analysis which involves comparing the estimated fair value of the broadcast licenses to their respective carrying values. To estimate the fair value of the broadcast licenses, management used an income approach. Under this approach, the broadcast license value is based on the estimated after-tax discounted future cash flows of the license, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The assumptions considered by management in the analysis reflect historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

We identified the broadcast license impairment assessment as a critical audit matter because of the significant estimates and assumptions management used in the impairment analysis. Auditing management’s judgments used in the impairment assessment regarding forecasts of future revenue, operating margins, capital expenditures, and the discount rate to be applied involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialist.

Our audit procedures related to the Company’s broadcast license impairment assessment included the following, among others:

●

We obtained an understanding of the relevant controls related to the Company’s broadcast license impairment assessment, and tested such controls for design and operating effectiveness, including controls related to management’s review of the significant assumptions noted above.

●

We tested management’s process for determining the fair value of the broadcast licenses subject to the quantitative impairment assessment. We compared management’s forecasts of future revenue and operating margin to historical operating results for the Company’s similar existing broadcast licenses, as well as third-party market specific, industry data. We tested the assumptions related to the start-up years in the discounted cash flow model where there is no historical or third-party market data available to support those assumptions by ensuring that management’s build-up of revenues and operating margins were reasonable over the start-up period.

●

We utilized our valuation specialist to assist in testing the Company’s discounted cash flow models and certain significant assumptions, including discount rates, for broadcast licenses subject to a quantitative impairment assessment.

Valuation of Broadcast Licenses Acquired in a Business Combination

As described in Note 3 to the consolidated financial statements, the Company completed two significant business combinations that added $1.8 billion in broadcast licenses, which management considers to be indefinite-lived intangible assets, for the year ended December 31, 2021. Management used an income approach when valuing the broadcast licenses. Under this approach, a broadcast license is recorded based on the estimated fair value, which is based on the estimated after-tax discounted future cash flows of the acquired station, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The assumptions considered by management in the analysis reflect historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

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

●

We compared management’s forecasts of future revenue and operating margin to historical operating results for the Company’s similar existing owned broadcast licenses, as well as third-party market specific, industry data. We tested the assumptions related to the start-up years in the discounted cash flow model where there is no historical or third-party market data available to support those assumptions by ensuring that management’s build-up of revenues and operating margins were reasonable over the start-up period.  In addition, we compared estimated capital expenditures in year one to capital assets of the acquired station for consistency.

●	We utilized our valuation specialist to assist in testing the Company’s discounted cash flow models and certain significant assumptions, including the discount rate.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Atlanta, Georgia

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Gray Television, Inc.’s  (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gray Television, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 of the Company and our report dated February 25, 2022 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded the operations of the television stations acquired in the Meredith Transaction, the Quincy Transactions and the Third Rail transaction (together, the “2021 Acquisitions” as defined in Note 3), from its assessment of internal control over financial reporting as of December 31, 2021, because they were acquired by the Company in business combinations in 2021. We have also excluded the operations from our audit of internal control over financial reporting. The operations total assets and revenues represent approximately 36% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. There are deficiencies in the operating effectiveness of information technology controls related to user access controls that in the aggregate could materially impact the general ledger and sub-ledger systems that interface with the general ledger.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated February 25, 2022 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ RSM US LLP

Atlanta, Georgia

February 25, 2022

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$189	$773
Accounts receivable, less allowance for credit losses of $16 and $10, respectively	624	425
Current portion of program broadcast rights, net	35	24
Income tax refunds receivable	21	21
Prepaid income taxes	40	-
Prepaid and other current assets	54	61
Total current assets	963	1,304

Property and equipment, net	1,165	737
Operating lease right of use asset	70	57
Broadcast licenses	5,303	3,579
Goodwill	2,649	1,460
Other intangible assets, net	825	395
Investments in broadcasting and technology companies	117	72
Other	16	39
Total assets	$11,108	$7,643

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2021	2020
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$59	$10
Employee compensation and benefits	97	53
Accrued interest	52	37
Accrued network programming fees	34	39
Other accrued expenses	44	29
Federal and state income taxes	10	20
Current portion of program broadcast obligations	37	25
Deferred revenue	14	22
Dividends payable	13	13
Current portion of operating lease liabilities	9	7
Current portion of long-term debt	15	-
Total current liabilities	384	255

Long-term debt, less deferred financing costs	6,740	3,974
Program broadcast obligations, less current portion	5	5
Deferred income taxes	1,471	885
Accrued pension costs	24	43
Operating lease liabilities, less current portion	63	51
Other	14	27
Total liabilities	8,701	5,240

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares issued 104,286,324 shares and 103,100,856 shares, respectively outstanding 87,539,056 shares and 88,140,259 shares, respectively	1,127	1,110
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,424,691 shares and 8,935,773 shares, respectively outstanding 7,426,512 shares and 7,048,006 shares, respectively	39	34
Retained earnings	869	862
Accumulated other comprehensive loss	(27)	(39)
	2,008	1,967
Treasury stock at cost, common stock, 16,747,268 shares and 14,960,597 shares, respectively	(223)	(188)
Treasury stock at cost, Class A common stock, 1,998,179 shares and 1,887,767 shares, respectively	(28)	(26)
Total stockholders’ equity	1,757	1,753
Total liabilities and stockholders’ equity	$11,108	$7,643

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for net income per share data)

	Year Ended December 31,
	2021	2020	2019

Revenue (less agency commissions):
Broadcasting	$2,340	$2,320	$2,035
Production companies	73	61	87
Total revenue (less agency commissions)	2,413	2,381	2,122
Operating expenses before depreciation, amortization, and loss (gain) on disposals of assets, net:
Broadcasting	1,548	1,340	1,325
Production companies	62	52	74
Corporate and administrative	159	65	104
Depreciation	104	96	80
Amortization of intangible assets	117	105	115
Loss (gain) on disposal of assets, net	42	(29)	(54)
Operating expenses, net	2,032	1,629	1,644
Operating income	381	752	478
Other income (expense):
Miscellaneous (expense) income, net	(8)	(5)	4
Interest expense	(205)	(191)	(227)
Loss on early extinguishment of debt	-	(12)	-
Income before income taxes	168	544	255
Income tax expense	78	134	76
Net income	90	410	179
Preferred stock dividends	52	52	52
Net income attributable to common stockholders	$38	$358	$127

Basic per share information:
Net income attributable to common stockholders	$0.40	$3.73	$1.28
Weighted average shares outstanding	95	96	99

Diluted per share information:
Net income attributable to common stockholders	$0.40	$3.69	$1.27
Weighted average shares outstanding	95	97	100

Dividends declared per common share	$0.32	$-	$-

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019

Net income	$90	$410	$179

Other comprehensive income (loss):
Adjustment to pension liability	16	(10)	(7)
Income tax expense (benefit)	4	(2)	(2)
Adoption of ASU 2018-02	-	-	(5)
Other comprehensive income (loss)	12	(8)	(10)

Comprehensive income	$102	$402	$169

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
2017 Equity and Incentive Compensation Plan-
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

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for number of shares)

										Accumulated
	Class A					Treasury Stock		Treasury Stock		Other
	Common Stock		Common Stock		Retained	Class A Common Stock		Common Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2020	8,935,773	$34	103,100,856	$1,110	$862	(1,887,767)	$(26)	(14,960,597)	$(188)	$(39)	$1,753

Net income	-	-	-	-	90	-	-	-	-	-	90

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Common stock dividends	-	-	-	-	(31)	-	-	-	-	-	(31)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	12	12

Issuance of common stock:
401(k) Plan	-	-	394,044	8	-	-	-	-	-	-	8
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	488,918	-	731,374	-	-	(110,412)	(2)	(267,308)	(5)	-	(7)
Restricted stock unit awards	-	-	60,050	-	-	-	-	(18,275)	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(1,501,088)	(30)	-	(30)

Stock-based compensation	-	5	-	9	-	-	-	-	-	-	14

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$90	$410	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104	96	80
Amortization of intangible assets	117	105	115
Amortization of deferred loan costs	12	12	12
Accretion of original issue discount and premium related to long-term debt, net	(1)	(1)	(1)
Amortization of restricted stock awards	14	16	16
Amortization of program broadcast rights	38	38	39
Payments on program broadcast obligations	(38)	(39)	(43)
Common stock contributed to 401(k) plan	8	6	4
Deferred income taxes	(22)	75	55
Loss (gain) on disposal of assets, net	42	(29)	(54)
Loss on early extinguishment of debt	-	12	-
Other	(14)	12	7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30)	(14)	22
Income tax receivable or prepaid	(40)	(21)	-
Other current assets	10	(36)	(7)
Accounts payable	22	(1)	(1)
Employee compensation, benefits and pension costs	21	(16)	3
Accrued network fees and other expenses	(27)	7	(41)
Accrued interest	14	-	3
Income taxes payable	(8)	7	(6)
Deferred revenue	(12)	13	3
Net cash provided by operating activities	300	652	385
Cash flows from investing activities:
Acquisitions of television businesses and licenses, net of cash acquired	(3,765)	(91)	(2,837)
Proceeds from sale of television stations	473	-	253
Purchases of property and equipment	(207)	(110)	(110)
Proceeds from Repack reimbursement (Note 1)	11	29	41
Proceeds from asset sales	5	9	3
Investments in broadcast, production and technology companies	(49)	(48)	-
Other	(2)	-	(6)
Net cash used in investing activities	(3,534)	(211)	(2,656)
Cash flows from financing activities:
Borrowings - long-term debt	2,800	800	1,400
Repayments - long-term debt	-	(525)	(211)
Borrowings - revolving credit facility	250	-	-
Repayments - revolving credit facility	(250)	-	-
Repurchases of common stock	(30)	(75)	(32)
Common stock dividends	(31)	-	-
Preferred stock dividends	(52)	(52)	(39)
Deferred and other loan costs	(30)	(22)	(50)
Payments for taxes related to net share settlement of equity awards	(7)	(6)	(4)
Net cash provided by financing activities	2,650	120	1,064
Net (decrease) increase in cash	(584)	561	(1,207)
Cash and restricted cash at beginning of year	773	212	1,419
Cash and restricted cash at end of year	$189	$773	$212

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 80 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Honey, PowerNation Studios and Third Rail Studios.

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

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous (expense) income, net in our consolidated statements of operations. These investments are reported together as a non-current asset on our consolidated balance sheets.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”, or “GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are our allowance for credit losses in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

Allowance for Credit Losses. We are exposed to credit risk primarily through sales of broadcast and digital advertising with a variety of direct and agency-based advertising customers, retransmission consent agreements with multichannel video program distributors and program production sales and services. We recorded expenses for this allowance of $4 million, $2 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our consolidated balance sheets (in millions):

	Year Ended December 31,
	2021	2020
Beginning balance	$10	$11
Allowance obtained through acquisition	3	-
Provision for credit losses	4	2
Amounts written off	(1)	(3)
Ending balance	$16	$10

Program Broadcast Rights. We have two types of syndicated television program contracts: first run programs and off network reruns. First run programs are programs such as Wheel of Fortune and off network reruns are programs such as The Big Bang Theory. First run programs have not been produced at the time the contract to air such programming is signed, and off network rerun programs have already been produced. We record an asset and corresponding liability for payments to be made only for the current year of first run programming and for the entire contract period for off network programming. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of first run program contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced or delivered.

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

Property and Equipment. Property and equipment are recorded at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	December 31,		Useful Lives
	2021	2020	(in years)
Property and equipment, net:
Land	$277	$123
Buildings and improvements	453	305	7	to	40
Equipment	961	780	3	to	20
Construction in progress	63	54
	1,754	1,262
Accumulated depreciation	(589)	(525)
Total	$1,165	$737

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

The following tables provide additional information related to gain on disposal of assets, net included in our consolidated statements of operations and purchases of property and equipment included in our consolidated statements of cash flows (in millions):

	Year ended December 31,
	2021	2020	2019
(Loss) gain on disposal of assets, net:
Proceeds from sale of assets	$478	$9	$253
Proceeds from Repack	11	29	41
Net book value of assets disposed	(531)	(9)	(240)
Total	$(42)	$29	$54

Purchase of property and equipment:
Recurring purchases - operations	$90	$87	$89
Assembly Atlanta development	109	-	-
Repack	8	23	20
Repack related	-	-	1
Total	$207	$110	$110

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

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was approximately $3 million and $2 million at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, expenses related to our asset retirement obligations were not material.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2021, 2020 and 2019 approximately 29%, 28% and 25%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2021, 2020 and 2019 approximately 17%, 21% and 25%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Weighted average shares outstanding, basic	95	96	99
Weighted average shares underlying stock options and restricted shares	-	1	1
Weighted average shares outstanding, diluted	95	97	100

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

Goodwill represents the excess of acquisition cost over the fair value of assets acquired, identifiable intangible assets, less liabilities assumed in business combination transactions. Goodwill is tested for impairment on an annual basis (at year end) or between annual tests if events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount.

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

For purposes of testing goodwill for impairment, our broadcast television stations as a whole, and each of our production companies, is considered a separate reporting unit. In the performance of our annual assessment of goodwill for impairment, we have the option to qualitatively assess whether it is more likely than not a reporting unit has been impaired. As part of this qualitative assessment we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to each reporting unit’s carrying value since the last impairment test.

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

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2021 and 2020 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in millions):

	December 31,
	2021	2020
Items included in accumulated other comprehensive loss:
Increase in pension liability	$(36)	$(52)
Income tax benefit	(9)	(13)
Accumulated other comprehensive loss	$(27)	$(39)

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

In addition to the accounting standards described above, certain amounts in the consolidated statements of cash flows have also been reclassified to conform to the current presentation.

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

The nature of our contracts with advertising customers is such that our performance obligations arise and are satisfied concurrent with the broadcast or web placement of the advertisement. We did not have material incomplete or unsatisfied performance obligations at the end of any period presented.

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $21 million of revenue in the year ended December 31, 2021 that was included in the deposit liability balance as of December 31, 2020. The deposit liability balance is included in deferred revenue on our consolidated balance sheets. The deposit liability balance was $13 million and $21 million as of December 31, 2021 and 2020, respectively.

Disaggregation of Revenue. Revenue from our broadcast segment is generated through both our direct and advertising agency intermediary sales channels. Revenue from our production companies segment is generated through our direct sales channel. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Year Ended December 31,
	2021	2020	2019
Market and service type:
Advertising:
Local	$934	$771	$898
National	256	198	229
Political	44	430	68
Total advertising	1,234	1,399	1,195
Retransmission consent	1,049	867	796
Production companies	73	61	87
Other	57	54	44
Total revenue	$2,413	$2,381	$2,122

Sales channel:
Direct	$1,579	$1,302	$1,270
Advertising agency intermediary	834	1,079	852
Total revenue	$2,413	$2,381	$2,122

3.	Acquisitions and Divestitures

During 2021, 2020 and 2019, we completed a number of acquisition and divestiture transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties.

2021 Acquisitions.

Meredith Transaction. On December 1, 2021, we completed the acquisition of all the equity interests of Meredith, immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders, for an adjusted purchase price of $2.8 billion in total enterprise value. Meredith owned and operated television stations in 12 markets. To facilitate regulatory approvals for the Meredith Transaction, on September 23, 2021, we divested our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market (DMA 66), to Allen for an adjusted purchase price of $72 million in cash, including working capital (the “Flint Divestiture”). The Flint Divestiture resulted in a non-cash loss of $4 million. We refer to the acquisition of Meredith and the WJRT Divestiture collectively as the Meredith Transaction.

The following table lists the 17 television stations in 12 local markets that were acquired, adding 11 new markets to our operations:

Current DMA Rank	DMA	Station Call Letters	Network Affiliations

10	Atlanta, GA	WCGL/WPCH	CBS/Ind.
12	Phoenix, AZ	KPHO/KTVK	CBS/Ind.
23	St. Louis, MO	KMOV	CBS
26	Portland, OR	KPTV/KPDX	FOX/MY
28	Nashville, TN	WSMV	NBC
29	Hartford - New Haven, CT	WFSB	CBS
32	Kansas City, MO	KCTV/KSMO	CBS/MY
38	Greenville - Spartanburg, SC	WHNS	FOX
41	Las Vegas, NV	KVVU	FOX
60	Mobile, AL - Pensacola, FL	WALA	FOX
66	Flint - Saginaw, MI	WNEM	CBS
113	Springfield, MA	WGGB/WSHM	ABC/FOX/CBS

Quincy Transaction. On August 2, 2021, we completed the acquisition of all the equity interests of Quincy for an adjusted purchase price of $936 million, which amount includes an additional $6 million for working capital. Also on August 2, 2021, and concurrently with the acquisition of Quincy, we completed the divestiture to Allen of television stations in seven markets previously owned by Quincy and located in our existing television markets, for an adjusted divestiture price of $401 million, which amount includes $21 million for working capital. Consistent with an acquisition of equity interests, for tax purposes the divested stations recorded values included a deferred tax liability. Upon the subsequent sale, a tax gain was recognized and the deferred tax liability was relieved resulting in book loss. The Quincy Divestiture resulted in a non-cash loss of $45 million, which is included in loss on disposal of assets, net in our consolidated statement of operations in the year ended December 31, 2021. We refer to the acquisition of Quincy and the Quincy Divestiture collectively as the “Quincy Transaction.”

The following table lists the stations acquired and retained, net of divestitures:

Current DMA Rank	DMA	Station Call Letters	Network Affiliations

103	Fort Wayne, IN	WPTA/WISE	ABC/NBC/CW
119	Peoria, IL	WEEK	NBC/ABC/CW
134	Duluth, MN, Superior, WI	KBJR/KDLH	NBC/CBS/CW
147	Sioux City, IA	KTIV	NBC/CW
152	Binghamton, NY	WBNG	CBS/CW
153	Rochester, MN - Mason City, IA	KTTC	NBC/CW
161	Bluefield-Beckley, WV	WVVA	NBC/CW
174	Quincy, IL	WGEM	NBC/FOX/CW

The following stations were acquired and divested in the Quincy Transaction:

Current DMA Rank	DMA	Station Call Letters	Network Affiliations

76	Madison, WI	WKOW	ABC
80	Tucson, AZ	KVOA	NBC
92	Paducah, KY - Harrisburg, IL	WSIL	ABC
94	Cedar Rapids, IA	KWWL	NBC
128	La Crosse-Eau Claire, WI	WXOW	ABC
135	Wausau-Stevens Point, WI	WAOW	ABC
136	Rockford, IL	WREX	NBC

The following table summarizes the allocation of consideration paid in the Quincy Transaction (in millions):

Adjusted purchase price	$936
Less - consideration allocated to assets acquired and liabilities assumed for the Quincy overlap markets that were divested on August 2, 2021	383
Purchase consideration for assets acquired and liabilities assumed, net of divestitures	$553

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

Purchase Price Allocations. The following table summarizes the values of the assets acquired, liabilities assumed and resulting goodwill of the Meredith Transaction, Quincy Transaction and the Third Rail Acquisition (together, the “2021 Acquisitions”), in millions:

	Meredith	Quincy	Third Rail	Total
Cash	$1	$4	$-	$5
Accounts receivable, net	147	23	-	170
Other current assets	18	5	-	23
Property and equipment	235	74	24	333
Operating lease right of use asset	15	1	-	16
Goodwill	1,012	190	4	1,206
Broadcast licenses	1,516	245	-	1,761
Other intangible assets	455	85	-	540
Other current liabilities	(104)	(7)	(1)	(112)
Deferred income taxes	(477)	(66)	-	(543)
Operating lease liabilities	(15)	(1)	-	(16)
Total	$2,803	$553	$27	$3,383

Due to the proximity of the acquisition date of the Meredith Transaction, the Quincy Transaction and the Third Rail Acquisition to the date of the filing of this annual report, these amounts are based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches. The preliminary values of property and equipment, broadcast licenses, other intangible assets and goodwill are the most likely to be subject to further adjustment as we continue to assume the operation of the acquired property and equipment and to review the detail calculations of the values of the intangible assets. In determining the preliminary fair value of the acquired assets and assumed liabilities, the fair values were estimated based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Gross contractual amounts receivable were approximately $3 million more than their recorded fair value. Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years. Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $374 million, network affiliation agreements of $136 million. These intangible assets are each being amortized over their estimated useful lives of approximately 5 years. Amounts related to other intangible assets are being amortized over their estimated useful lives of approximately 1 to 10 years.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as future synergies that we expect to generate from each acquisition. A portion of the goodwill acquired in the Meredith and Quincy Transactions, in the amount of $89 million, will be deductible by us for income tax purposes.

In addition, we acquired broadcast licenses totaling approximately $4 million that did not qualify as acquisitions of businesses.

The Company’s consolidated results of operations for the year ended December 31, 2021 includes the results of the Meredith Transaction beginning on December 1, 2021, the Quincy Transaction beginning on August 2, 2021 and the Third Rail Acquisition beginning on September 13, 2021. Revenues attributable to the 2021 Acquisitions included in our consolidated statements of operations for the year ended December 31, 2021 were $128 million.

The following table summarizes the approximate “Transaction Related Expenses” incurred in connection with the 2021 Acquisitions and the Flint Divestiture, during the year ended December 31, 2021, by type and by financial statement line item (in millions):

Year Ended
December 31,
2021
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$80
Termination of sales representation and other agreements	1
Total Transaction Related Expenses	$81

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	$3
Corporate and administrative	71
Miscellaneous Expense	7
Total Transaction Related Expenses	$81

Unaudited Pro Forma Financial Information – 2021 Acquisitions. The following table sets forth certain unaudited pro forma information for the years December 31, 2021 and 2020, assuming that the 2021 Acquisitions and the Flint Divestiture occurred on January 1, 2020 (in millions, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Revenue (less agency commissions)	$3,153	$3,353

Net income	$199	$488

Net income attributable to common stockholders	$147	$436

Basic net income attributable to common stockholders, per share	$2.09	$4.54

Diluted net income attributable to common stockholders, per share	$2.09	$4.49

This pro forma financial information is based on our historical results of operations and the historical results of operations of the businesses acquired, net of divestitures, included in the 2021 Acquisitions and the Flint Divestiture, adjusted for the effects of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2021 Acquisitions and the Flint Divestiture, on January 1, 2020, or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the years ended December 31, 2021 and 2020 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, Transaction Related Expenses and related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

2020 Acquisitions.

Alaska Transactions. On July 31, 2020, we completed the acquisition of television station operations in the Anchorage and Juneau, Alaska television market (DMA 149 and 207, respectively), for $19 million, using cash on hand (the “Alaska Transactions”).

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

Lubbock Transactions. On December 31, 2020, we acquired television station KLCW-TV (CW) and certain low power television stations in the Lubbock, Texas market (DMA 141), as well as certain non-license assets of KJTV-TV (FOX) and two additional low power stations and certain real estate, for a combined purchase price of $24 million, using cash on hand. On that date, we also entered into a shared services agreement with SagamoreHill to provide news and back-office services to KJTV-TV and its associated low power stations using cash on hand (the “Lubbock Transactions”).

In addition, we acquired broadcast licenses totaling approximately $5 million that did not qualify as acquisitions of businesses.

The following table summarizes the preliminary values of the assets acquired and resulting goodwill of the Lubbock Transactions, Alaska Transactions, Columbus Transactions and the Sioux Falls Transactions (in millions):

	2020 Acquisitions
	Lubbock	Alaska	Columbus	Sioux Falls	Total
Accounts receivable and other current assets	$-	$1	$-	$-	$1
Property and equipment	6	5	2	-	13
Operating lease right of use asset	1	-	-	-	1
Goodwill	6	2	1	11	20
Broadcast licenses	5	2	-	-	7
Other intangible assets	7	9	19	11	46
Other current liabilities	(1)	-	-	-	(1)
Total	$24	$19	$22	$22	$87

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

The Company’s consolidated results of operations for year ended December 31, 2021 include the results of the 2020 Acquisitions beginning on each transaction’s date of acquisition, but these amounts were not material.

Transaction Related Expenses incurred in connection with the 2020 Acquisitions, during the year ended December 31, 2020, were approximately $1 million.

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

The Raycom Merger completed our transformation from a small, regional broadcaster to a leading media company with nationwide scale based on high-quality stations with exceptional talent in attractive markets. The following table lists the stations acquired and retained, net of divestitures:

Current		Station
DMA		Call	Network
Rank	DMA	Letters	Affiliation

16	Tampa-St. Petersburg (Sarasota), FL	WWSB	ABC
19	Cleveland/Akron (Canton)	WOIO	CBS
19	Cleveland/Akron (Canton)	WUAB	CW
22	Charlotte, NC	WBTV	CBS
31	West Palm Beach/Ft. Pierce, FL	WFLX	FOX
33	Cincinnati, OH	WXIX	FOX
48	Louisville, KY	WAVE	NBC
50	Birmingham (Anniston and Tuscaloosa), AL	WBRC	FOX
52	Memphis, TN	WMC	NBC
54	New Orleans, LA	WVUE	FOX
55	Richmond/Petersburg, VA	WWBT	NBC
55	Richmond/Petersburg, VA	WUPV	CW
63	Honolulu, HI	KHNL	NBC
63	Honolulu, HI	KGMB	CBS
63	Honolulu, HI	KHBC	NBC/CBS
63	Honolulu, HI	KOGG	NBC/CBS
79	Columbia, SC	WIS	NBC
80	Tucson/Nogales, AZ	KOLD	CBS
81	Huntsville/Decatur/Florence, AL	WAFF	NBC
85	Myrtle Beach/Florence, SC	WMBF	NBC
90	Charleston, SC	WCSC	CBS
91	Savannah, GA	WTOC	CBS
92	Paducah, KY/Cape Girardeau, MO/Harrisburg, IL	KFVS	CBS
95	Baton Rouge, LA	WAFB	CBS
95	Baton Rouge, LA	WBXH	MY
96	Shreveport, LA	KSLA	CBS
98	Jackson, MS	WLBT	NBC
106	Evansville, IN	WFIE	NBC
107	Boise, ID	KNIN	FOX
110	Tyler/Longview, TX	KLTV	ABC
110	Tyler/Longview, TX	KTRE	ABC
117	Wilmington, NC	WECT	NBC
118	Montgomery, AL	WSFA	NBC
129	Columbus, GA/Opelika, AL	WTVM	ABC
138	Amarillo, TX	KFDA	CBS
138	Amarillo, TX	KEYU	TEL
141	Lubbock, TX	KCBD	NBC
154	Biloxi/Gulfport, MS	WLOX	ABC/CBS
155	Odessa/Midland, TX	KWAB	CW
155	Odessa/Midland, TX	KTLE	TEL
157	Wichita Falls, TX/Lawton, OK	KSWO	ABC
157	Wichita Falls, TX/Lawton, OK	KKTM	TEL
160	Albany, GA	WALB	NBC/ABC
166	Hattiesburg/Laurel, MS	WDAM	NBC/ABC
181	Jonesboro, AR	KAIT	ABC/NBC
201	Ottumwa, IA/Kirksville, MO	KYOU	FOX/NBC

On January 2, 2019, the following stations were acquired from Raycom and their assets were immediately divested in eight markets as follows (dollars in millions):

	Total
	Cash	Station		Current
	Consideration	Call		DMA
Purchaser	Received	Letters	DMA	Rank

Lockwood Broadcasting, Inc.	$67	WTNZ	Knoxville, TN	59
		WFXG	Augusta, GA	111
		WPGX	Panama City, FL	140
		WDFX	Dothan, AL	172

Scripps Media, Inc.	55	KXXV	Waco/Temple/Bryan, TX	93
		KRHD	Waco/Temple/Bryan, TX	93
		WTXL	Tallahassee, FL	114

TEGNA, Inc.	109	WTOL	Toledo, OH	78
		KWES	Odessa/Midland, TX	155
Total	$231

The allocated portion of net consideration paid for the assets and liabilities divested for the stations in these eight overlap markets was approximately $234 million.

The net consideration paid to acquire Raycom consisted of $2.84 billion of cash, 11.5 million shares of our common stock, valued at $170 million (a non-cash financing transaction), and $650 million of a new series of preferred stock (a non-cash financing transaction), for a total of $3.66 billion. Please refer to Note 7 “Preferred Stock” for further information. The cash consideration paid to acquire the two stations that Raycom had previously agreed to acquire (KYOU-TV and WUPV-TV listed above) was $17 million. The following table summarizes the consideration paid related to the Raycom Merger and the amount representing the net assets acquired and liabilities assumed (in millions):

		KYOU
		and	Net
	Raycom	WUPV	Consideration

Purchase Price	$3,660	$17	$3,677
Less - consideration allocated to all assets acquired and net of liabilities assumed for the Raycom overlap market stations which were also divested on January 2, 2019	(234)	-	(234)
Purchase consideration for assets acquired and liabilities assumed net of divestitures	$3,426	$17	$3,443

United Acquisition. On May 1, 2019, we acquired the assets of WWNY-TV (CBS) and WNYF-CD (FOX) in Watertown, New York (DMA 173) and KEYC-TV (CBS/FOX) in Mankato, Minnesota (DMA 190) from United Communications Corporation (“United Acquisition”) for an adjusted purchase price of $48 million of cash, excluding Transaction Related Expenses. We began operating those stations on March 1, 2019 under a local programming and marketing agreement.

Sioux Falls Acquisition. On September 25, 2019, we acquired KDLT-TV (NBC), in the Sioux Falls, South Dakota market (DMA 115), for $33 million, using cash on hand (“Sioux Falls Acquisition”).

Charlottesville Acquisition and Divestiture. On October 1, 2019, we acquired the assets of WVIR-TV (NBC) in the Charlottesville, Virginia market (DMA 188) from Waterman Broadcasting Corporation for $13 million using cash on hand (the “Charlottesville Acquisition”). Also, on October 1, 2019, in order to meet regulatory requirements, we divested our legacy stations in that market, WCAV-TV (CBS/FOX) and WVAW-TV (ABC). The divestitures resulted in a gain of approximately $19 million.

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

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, as well as future synergies that we expect to generate from each acquisition. We recorded $829 million of goodwill related to stations acquired and retained in the Raycom Merger; $3 million of goodwill related to the stations acquired in the United Acquisition; $2 million of goodwill related to the stations acquired in the Sioux Falls Acquisition; and goodwill related to the stations acquired in the Charlottesville Acquisition was not material. A portion of the goodwill acquired in the Raycom Merger, in the amount of approximately $150 million, will be deductible by us for income tax purposes.

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

The following table summarizes the approximate Transaction Related Expenses incurred in connection with the 2019 Acquisitions, by type and by financial statement line item (in millions):

Year Ended
December 31,
2019
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$24
Incentive compensation and other severance costs	21
Termination of sales representation and other agreements	34
Total Transaction Related Expenses	$79

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	$45
Corporate and administrative	34
Total Transaction Related Expenses	$79

4.	Long-term Debt

As of December 31, 2021, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”) our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% senior notes due 2031 (the “2031 Notes”). As of December 31, 2020, long-term debt primarily consisted of obligations under our 2019 Senior Credit Facility, our 2026 Notes, our 2027 Notes and our 2030 Notes as follows (in millions):

	December 31,
	2021	2020
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2021 Term Loan	1,500	-
2026 Notes	700	700
2027 Notes	750	750
2030 Notes	800	800
2031 Notes	1,300	-
Total outstanding principal	6,835	4,035
Unamortized deferred loan costs - 2017 Term Loan	(7)	(4)
Unamortized deferred loan costs - 2019 Term Loan	(27)	(30)
Unamortized deferred loan costs - 2021 Term Loan	(5)	-
Unamortized deferred loan costs - 2026 Notes	(5)	(6)
Unamortized deferred loan costs - 2027 Notes	(8)	(10)
Unamortized deferred loan costs - 2030 Notes	(13)	(14)
Unamortized deferred loan costs - 2031 Notes	(18)	-
Unamortized premium - 2026 Notes	3	3
Less current portion	(15)	-
Long-term debt, less deferred financing costs	$6,740	$3,974

Borrowing availability under Revolving Credit Facility	$497	$200

2021 Term Loan. To complete the Meredith Transaction, on December 1, 2021, we incurred a $1.5 billion incremental term loan under our Senior Credit Facility. The 2021 Term Loan requires us to make quarterly principal payments of $3.75 million beginning March 31, 2022. The 2021 Term Loan matures on December 1, 2028.

Borrowings under the 2021 Term Loan, 2019 Term Loan and the 2017 Term Loan bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case, plus an applicable margin. As of December 31, 2021, the interest rate on the balance outstanding under the 2021 Term Loan, 2019 Term Loan and the 2017 Term Loan were 3.1%, 2.6% and 2.6%, respectively. The 2019 Term Loan and the 2017 Term Loan mature on January 2, 2026 and February 7, 2024, respectively.

On November 9, 2021, we issued $1.3 billion of our 2031 Notes and used the net proceeds therefrom, after deducting transaction fees and estimated expenses, to pay a portion of the consideration for the Meredith Transaction. The interest rate and yield on the 2031 Notes is 5.375%. The 2031 Notes rank equally with the 2030 Notes, 2027 Notes and the 2026 Notes and the 2031 Notes mature on November 15, 2031. Interest is payable semiannually, on May 15 and November 15 of each year.

As of December 31, 2021, the aggregate minimum principal maturities of our long-term debt were as follows (in millions):

	Minimum Principal Maturities
	2019 Senior	2026	2027	2030	2031
Year	Credit Facility	Notes	Notes	Notes	Notes	Total
2022	$15	$-	$-	$-	$-	$15
2023	15	-	-	-	-	15
2024	610	-	-	-	-	610
2025	15	-	-	-	-	15
2026	1,205	700	-	-	-	1,905
Thereafter	1,425	-	750	800	1,300	4,275
Total	$3,285	$700	$750	$800	$1,300	$6,835

Collateral, Covenants and Restrictions. Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material. As of December 31, 2021, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2021 and 2020, we were in compliance with all required covenants under all our debt obligations.

Interest Payments. For all of our interest-bearing obligations, we made interest payments of approximately $178 million, $179 million and $212 million during 2021, 2020 and 2019, respectively. We did not capitalize any interest payments during those years.

Amendments. On February 19, 2021, we entered into an amendment to the 2019 Senior Credit Facility, which, among other things, increases availability under the revolving credit facility (the "Revolving Credit Facility") under the 2019 Senior Credit Facility from an aggregate principal amount of $200 million to an aggregate principal amount of $300 million. On December 1, 2021, we entered into a further amendment to the 2019 Senior Credit Facility, which, among other things, increases availability under the Revolving Credit Facility under the 2019 Senior Credit Facility from an aggregate principal amount of $300 million to an aggregate principal amount of $500 million. In addition, certain terms related to our 2017 Term Loan and 2019 Term Loan were modified. In connection with these amendments, we incurred $5 million of lender fees that were capitalized as additional deferred loan costs, and $31 million of other third-party fees for legal, consulting, brokerage, insurance and other related costs, of which $6 million were capitalized as additional deferred loan costs and $25 million were charged to expense as additional corporate expenses in our consolidated statement of operations for the year ended December 31, 2021. The deferred loan costs will be amortized over the life of the respective debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both December 31, 2021 and 2020.

As of December 31, 2021, the carrying amount of our long-term debt was $6.8 billion and the fair value was $6.9 billion. As of December 31, 2020, the carrying amount of our long-term debt was $4.0 billion and the fair value was $4.1 billion. Fair value of our long-term debt is based on observable estimates provided by third-party financial service providers and is classified as Level 2.

6.	Stockholders’ Equity

We are authorized to issue 245 million shares of all classes of stock, of which 25 million shares are designated Class A common stock, 200 million shares are designated common stock, and 20 million shares are designated “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share. Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. During the year ended December 31, 2021, we declared and paid quarterly cash dividends totaling $0.32 per share of our common stock and Class A common stock. For the years ended December 31, 2020 and 2019, we did not declare or pay any common stock or Class A common stock dividends.

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

During the fourth quarter of 2019, we repurchased 1,008,091 shares of our common stock, for a total of approximately $21 million at an average purchase price of $20.83 per share, excluding commissions.

During the first and part of the second quarters of 2020, we entered into an Issuer Repurchase Plan (the “2019 IRP”), under Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934. The purpose of the 2019 IRP was to facilitate the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During 2020, under this plan, we purchased 905,836 shares of our common stock at an average purchase price of $11.02 per share, excluding commissions, for a total cost of approximately $10 million, after which the 2019 IRP was terminated in the second quarter of 2020.

In the second and third quarters of 2020, subsequent to the termination of the 2019 IRP, we repurchased an additional 3,688,022 shares of our common stock, for a total cost of approximately $51 million at an average purchase price of $13.81 per share, excluding commissions.

On November 4, 2020, the Board of Directors authorized an increase to the 2019 Repurchase authorization to repurchase up to an additional $150 million of outstanding common stock and/or Class A common stock through December 31, 2023. During 2020, under this plan, we repurchased 864,026 shares of our common stock, for a total cost of approximately $14 million at an average purchase price of $16.47 per share, excluding commissions.

On December 16, 2021, under the 2019 Repurchase Authorization, as amended, we entered into another Issuer Repurchase Plan (the “2021 IRP”), under Rules 10b-18 and 10b5-1 of the Securities Exchange Act of 1934. During 2021, under this 2021 IRP, we purchased 1,501,088 shares of our common stock at an average purchase price of $19.95 per share, excluding commissions, for a total cost of approximately $30 million, after which the plan was completed according to its terms. As of December 31, 2021, approximately $174 million was available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization, as amended.

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

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares of our Class A common stock or common stock, held in treasury. As of December 31, 2021, we had reserved 2,821,480 shares and 847,522 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2020, we had reserved 4,006,948 shares and 1,336,440 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

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

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our active stock-based compensation plans include the 2017 Equity and Incentive Compensation Plan (“2017 EICP”). The following table presents our stock-based compensation expense and the related income tax benefits for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense, gross	$14	$16	$16
Income tax benefit at our statutory rate associated with stock-based compensation	(4)	(4)	(4)
Stock-based compensation expense, net	$10	$12	$12

Currently, the 2017 EICP provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance. All shares of common stock and Class A common stock underlying outstanding options (if any), restricted stock units and performance awards are counted as issued under the 2017 EICP for purposes of determining the number of shares available for future issuance.

As of December 31, 2021, we had 2.3 million shares of common stock and 0.8 million shares of Class A common stock available for issuance under the 2017 EICP. As of December 31, 2021, we had $20 million of total unrecognized compensation expense related to all non-vested stock-based compensation arrangements. This expense is expected to be recognized over a period of 3.2 years.

A summary of activity for the years ended December 31, 2021, 2020 and 2019 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	917,533	$16.84	977,547	$15.45	578,894	$13.14
Granted	731,374	19.73	359,481	18.92	751,463	16.07
Vested	(613,179)	15.48	(333,865)	15.35	(352,810)	12.98
Forfeited	-	-	(85,630)	15.53	-	-
Outstanding - end of period	1,035,728	$19.69	917,533	$16.84	977,547	$15.45

Restricted stock - Class A common:
Outstanding - beginning of period	480,042	$16.10	449,284	$13.55	407,786	$11.82
Granted	488,918	18.66	166,814	19.87	199,810	15.36
Vested	(248,539)	15.00	(136,056)	12.32	(158,312)	11.38
Outstanding - end of period	720,421	$18.22	480,042	$16.10	449,284	$13.55

Restricted stock units - common:
Outstanding - beginning of period	90,184	$18.92	398,000	$18.21	-	$-
Granted	95,115	19.05	93,184	18.77	398,000	18.21
Vested	(60,052)	18.92	(374,500)	18.18	-	-
Forfeited	-	-	(26,500)	18.21	-	-
Outstanding - end of period	125,247	$19.02	90,184	$18.92	398,000	$18.21

9.	Leases

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

Variable lease payments are not material and are included in operating lease expense as a component of operating expenses in our consolidated statement of operations. Variable lease payments are generally associated with usage-based leases and variable payment escalators such as consumer price index increases (“CPI”). Some of our land leases require us to pay a percentage of the revenue earned from leasing space on the towers we erect on the leased land. We included the payment level of CPI and percentage rent amounts in the base rent for calculating the ROU asset and lease liability. CPI adjustments and percentage rent amounts that differ from the amount included in ROU asset and liability calculations are included in variable lease payments.

We recognize leases with an initial term of 12 months or less as short-term leases and generally consist of rentals of production or broadcast equipment for short periods of time. Lease payments associated with short-term leases are expensed as incurred.

Our operating lease expenses, including variable leases, were $12 million and $13 million for the years ended December 31, 2021 and 2020, respectively. Our short-term lease expenses for the years ended December 31, 2021 and 2020 were not material. Cash flows from operations included cash paid for operating leases of $12 million and $14 million for during the years ended December 31, 2021 and 2020, respectively. Additional ROU assets recognized in the year ended December 31, 2021 and 2020 were $21 million and $14 million, respectively. As of December 31, 2021, the weighted average remaining term of our operating leases was 10.2 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.67%.

The maturities of operating lease liabilities were as follows (in millions):

Year:
2022	$13
2023	11
2024	11
2025	10
2026	9
Thereafter	46
Total lease payments	100
Less: Imputed interest	(28)
Present value of lease liabilities	$72

10.	Income Taxes

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

Federal and state and local income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$74	$39	$8
State and local	26	20	13
Current income tax expense	100	59	21
Deferred:
Federal	(12)	64	54
State and local	(10)	11	1
Deferred income tax expense	(22)	75	55
Total income tax expense	$78	$134	$76

Significant components of our deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2021	2020
Deferred tax liabilities:
Net book value of property and equipment	$146	$92
Broadcast licenses, goodwill and other intangible assets	1,373	878
Total deferred tax liabilities	1,519	970

Deferred tax assets:
Liability for accrued vacation	5	4
Liability for accrued bonus	9	5
Deferred payroll taxes	2	3
Allowance for credit losses	4	3
Liability for pension plan	6	11
Federal operating loss carryforwards	2	38
State and local operating loss carryforwards	24	21
Acquisition costs	2	2
Restricted stock	4	4
Investments	4	4
Interest expense limitation	4	4
Other	4	1
Total deferred tax assets	70	100
Valuation allowance for deferred tax assets	(22)	(15)
Net deferred tax assets	48	85

Deferred tax liabilities, net of deferred tax assets	$1,471	$885

As of December 31, 2021, we have approximately $10 million of federal operating loss carryforwards that we expect to utilize in 2022. Additionally, we have an aggregate of approximately $424 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Statutory federal rate applied to income before income tax expense	$35	$114	$53
Current year permanent items	33	3	13
State and local taxes, net of federal tax benefit	10	27	13
Change in valuation allowance	-	1	(2)
Net operating loss carryback	-	(7)	-
Other items, net	-	(4)	(1)
Income tax expense as recorded	$78	$134	$76

Effective income tax rate	46%	25%	30%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2021, we decreased our recorded non-current pension liability by $16 million and recognized other comprehensive income of $12 million, net of a $4 million tax provision. During 2020, we increased our recorded non-current pension liability by $10 million and recognized other comprehensive loss of $8 million, net of a $2 million tax benefit. During 2019, we increased our recorded non-current pension liability by $7 million and recognized other comprehensive loss of $5 million, net of a $2 million tax benefit.

We made income tax payments (net of refunds) of $149 million, $70 million and $23 million, during the years ended December 31, 2021, 2020 and 2019, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2021, we had approximately $16 million of unrecognized tax benefits. These unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment. We have accrued estimates of interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2021, we had recorded a liability for potential penalties and interest of approximately $1 million related to uncertain tax positions. While it is difficult to calculate with any certainty, we estimate no change, exclusive of interest and penalties, will be recorded for uncertain tax positions over the next twelve months.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 global pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain NOLs resulting in a refund of $21 million, that is currently outstanding.

We file income tax returns in the United States federal and multiple state jurisdictions. We have net operating losses (historic and acquired, through recent business combinations) that extend our open adjustment period related to federal and state tax audits from 2000 through 2018. The open years vary by entity and jurisdiction.

11.	Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. The Gray Television, Inc. Retirement Plan (“Gray Pension Plan”) is a defined benefit pension plan. Benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2021 and 2020, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2021 and 2020, respectively (in millions):

	December 31,
	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$151	$135
Interest cost	4	4
Actuarial (gain) loss	(11)	16
Benefits paid	(4)	(4)
Projected benefit obligation at end of year	$140	$151

Change in plan assets:
Fair value of pension plan assets at beginning of year	$108	$97
Actual return on plan assets	12	12
Company contributions	3	3
Benefits paid	(4)	(4)
Fair value of pension plan assets at end of year	119	108
Funded status of pension plan	$(21)	$(43)

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$15	$10
Accumulated other comprehensive loss	(36)	(53)
Net liability recognized	$(21)	$(43)

Because the Gray Pension Plan is a frozen plan, the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $140 million and $151 million at December 31, 2021 and 2020, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	2.38%	3.14%
Expected long-term rate of return on pension plan assets	6.25%	6.50%
Estimated rate of increase in compensation levels	N/A	N/A

	As of December 31,
	2021	2020
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.73%	2.38%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in millions):

	Year Ended December 31,
	2021	2020	2019
Components of net periodic pension cost:
Interest cost	$4	$4	$5
Expected return on plan assets	(7)	(6)	(5)
Recognized net actuarial loss	1	1	-
Net periodic pension benefit	$(2)	$(1)	$-

For the Gray Pension Plan, the estimated future benefit payments are as follows (in millions):

Years	Amount
2022	$4
2023	5
2024	5
2025	5
2026	6
2027	-	2031	31

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2021	2020
Asset category:
Insurance general account	13%	15%
Cash management accounts	2%	3%
Equity accounts	50%	48%
Fixed income accounts	33%	32%
Real estate accounts	2%	2%
Total	100%	100%

The investment objective is to achieve a consistent total rate of return (income, appreciation, and reinvested funds) that will equal or exceed the actuarial assumption with aversion to significant volatility. The following is the target asset allocation:

	Target Range
Asset class:	Strategic Allocation	Lower Limit	Upper Limit
Equities:
Large Cap Blend	27.0%	0.0%	50.0%
Mid Cap Blend	10.0%	0.0%	40.0%
Small Cap Blend	6.0%	0.0%	25.0%
Foreign Large Blend	11.0%	0.0%	40.0%
Emerging Markets	3.0%	0.0%	25.0%
Real Estate	3.0%	0.0%	20.0%
Fixed Income:
U.S. Treasury Inflation Protected	3.5%	0.0%	25.0%
Intermediate Core Plus Bond	25.0%	0.0%	50.0%
Short-Term Bond	3.0%	0.0%	25.0%
Bank Loan	0.0%	0.0%	25.0%
High Yield Bond	4.0%	0.0%	25.0%
Emerging Markets Bond	3.0%	0.0%	20.0%
Money Market Taxable	1.5%	0.0%	100.0%

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

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2021 and 2020 (in millions):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$15	$-	$15
Cash management accounts	3	-	-	3
Equity accounts	59	-	-	59
Fixed income accounts	39	-	-	39
Real estate accounts	3	-	-	3
Total	$104	$15	$-	$119

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$16	$-	$16
Cash management accounts	3	-	-	3
Equity accounts	52	-	-	52
Fixed income account	35	-	-	35
Real estate accounts	2	-	-	2
Total	$92	$16	$-	$108

Expected Pension Contributions. We expect to contribute a combined total of approximately $4 million to our frozen defined benefit pension plan during the year ending December 31, 2022.

Capital Accumulation Plan. The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. In 2021, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. For the years ended December 31, 2021, 2020 and 2019, our matching contributions to our Capital Accumulation Plan were approximately $15 million, $13 million and $11 million, respectively. We estimate that our matching cash contributions to the Capital Accumulation Plan for 2022 will be approximately $17 million.

In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2021, 2020 and 2019, we accrued contributions of approximately $7 million, $6 million and $5 million, respectively, as discretionary profit sharing contributions. Each of these discretionary profit-sharing contributions was subsequently made in the form of shares of our common stock. We may also make matching and discretionary contributions of our common stock under the Capital Accumulation Plan. As of December 31, 2021, we had 566,267 shares of common stock reserved for issuance under this plan.

Meredith Plan. In connection with the Meredith Transaction, On December 1, 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. The Meredith Plan had combined plan assets of $15 million and combined projected benefit obligations of $17 million. The net liability for this plan is recorded as a liability in our financial statements as of December 31, 2021.

12.	Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; commitments for various syndicated television programs; and commitments under affiliation agreements with networks. Future minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheets as of December 31, 2021, were as follows (in millions):

	Service and		Syndicated	Network
	Other	Assembly	Television	Affiliation
Year	Agreements	Development	Programming	Agreements	Total
2022	$51	$71	$13	$725	$860
2023	36	8	28	481	553
2024	24	-	6	243	273
2025	14	-	5	11	30
2026	4	-	3	-	7
Thereafter	-	-	-	-	-
Total	$129	$79	$55	$1,460	$1,723

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

Local TV Advertising Antitrust Litigation. In the fourth quarter of 2018, several broadcasting companies, including Raycom Media (which the Company subsequently acquired in January 2019) and Meredith Corporation (which the Company acquired in December 2021) agreed to enter into substantially identical consent decrees with the Department of Justice (the “DOJ”). This consent decree provided for the settlement of a confidential investigation by the DOJ into the alleged exchange of certain competitively sensitive information relating to advertising sales among certain stations in some local markets. The consent decree and related settlement were finalized on May 22, 2019. The consent decree is not an admission of any wrongdoing by the parties and does not subject the parties to any monetary damages or penalties. The consent decree requires the parties to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the parties’ stations not exchange pacing and certain other information with other stations in their local markets, which aligns with Gray’s current policy. Gray Television, Inc. was not a subject of or party to any consent decree or settlement thereof, although certain of the Company’s operations that we later acquired from Raycom and Meredith do remain subject to the terms of such settlement.

Following published reports of the DOJ investigation and settlement, various putative class action lawsuits were filed against a number of owners of television stations. The cases have been consolidated in a single multidistrict litigation in the District Court for the Northern District of Illinois under the caption In re Local TV Advertising Litigation and the Plaintiffs’ operative complaint alleges price fixing and unlawful information exchange among the defendants’ advertisement sales teams. Gray is a defendant solely due to its acquisition of Raycom and Meredith, who were named defendants. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Court has set a pretrial schedule requiring discovery to be completed by July 1, 2022, and briefing on class certification to be completed by November 14, 2022. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

13.	Goodwill and Intangible Assets

During the years ended December 31, 2021 and 2020, we acquired, adjusted and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed during each of these years. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions. The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at	Acquisitions				Net Balance at
	December 31,	and				December 31,
	2020	Adjustments	Dispositions	Impairment	Amortization	2021
Goodwill	$1,460	$1,211	$(22)	$-	$-	$2,649
Broadcast licenses	3,579	1,771	(47)	-	-	5,303
Finite-lived intangible assets	395	547	-	-	(117)	825
Total intangible assets net of accumulated amortization	$5,434	$3,529	$(69)	$-	$(117)	$8,777

	Net Balance at	Acquisitions				Net Balance at
	December 31,	and				December 31,
	2019	Adjustments	Dispositions	Impairment	Amortization	2020
Goodwill	$1,446	$14	$-	$-	$-	$1,460
Broadcast licenses	3,573	6	-	-	-	3,579
Finite-lived intangible assets	460	40	-	-	(105)	395
Total intangible assets net of accumulated amortization	$5,479	$60	$-	$-	$(105)	$5,434

The following table presents a summary of changes in our goodwill, on a gross basis (in millions):

		Acquisitions
	As of	and			As of
	December 31, 2020	Adjustments	Dispositions	Impairment	December 31, 2021
Goodwill, gross	$1,559	$1,211	$(22)	$-	$2,748
Accumulated goodwill impairment	(99)	-	-	-	(99)
Goodwill, net	$1,460	$1,211	$(22)	$-	$2,649

		Acquisitions
	As of	and			As of
	December 31, 2019	Adjustments	Dispositions	Impairment	December 31, 2020
Goodwill, gross	$1,545	$14	$-	$-	$1,559
Accumulated goodwill impairment	(99)	-	-	-	(99)
Goodwill, net	$1,446	$14	$-	$-	$1,460

The following table presents a summary of our intangible assets and related accumulated amortization (in millions):

	As of December 31, 2021			As of December 31, 2020
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,356	$(53)	$5,303	$3,633	$(54)	$3,579
Goodwill	2,649	-	2,649	1,460	-	1,460
	$8,005	$(53)	$7,952	$5,093	$(54)	$5,039

Intangible assets subject to amortization:
Network affiliation agreements	$204	$(44)	$160	$67	$(28)	$39
Other finite-lived intangible assets	1,051	(386)	665	644	(288)	356
	$1,255	$(430)	$825	$711	$(316)	$395

Total intangible assets	$9,260	$(483)	$8,777	$5,804	$(370)	$5,434

Based on our intangible assets subject to amortization as of December 31, 2021, we expect that amortization of intangible assets for the succeeding five years will be as follows: 2022, $204 million; 2023, $194 million; 2024, $128 million; 2025, $117 million; and 2026, $88 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses. We evaluate broadcast licenses and goodwill for impairment on an annual basis, or more often when certain triggering events occur. Goodwill is evaluated at the reporting unit level.

Beginning in 2021, we have changed our methodology for performing our annual evaluation of goodwill. Consistent with changes in our internal reporting systems and management structure for television station operations, we have determined that our broadcasting operating segment is comprised of six regional components, all of which report to the same segment manager. Based upon the economic similarities and the manner in which the six components of the broadcasting segment are managed, we have concluded that they aggregate into a single reporting unit.

Each of the distinct businesses within our production companies operating segment continue to be separately managed and each represent a reporting unit. This is consistent with the Company’s historical view of its reporting units within the production companies operating segment.

Therefore, beginning with our 2021 annual evaluation we now evaluate our goodwill for impairment for five reporting units. One reporting unit for all of our broadcast television operations and four for each of the distinct businesses within our production companies.

With respect to the accounting effects of this reorganization, the Company has considered the requirements as stipulated within ASC 350. Based upon the updated reporting structure, Management has identified the applicable assets and liabilities for each of the reporting units in accordance with ASC 350. With respect to the reassignment of goodwill to the Broadcast reporting unit, this reporting unit is an aggregation of the entirety of the Company’s previous television market reporting units prior to the reorganization. As such, the goodwill attributable to the Broadcast reporting unit would be the aggregate sum of the previous reporting units which now have been aggregated within the broadcast reporting unit. There is no reassignment of goodwill required within the Production Companies operating segment as the identified reporting units have not changed from management’s previously identified reporting units.

In the process of preparing for this change we considered potential impairment of reporting units prior to the realignment using our prior definition of reporting units. In the performance of this test of reporting unit impairment assessments, we had the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. We performed a qualitative assessment for all of our reporting units as then defined and concluded that there was no impairment at the time of change.

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

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2021, we performed a qualitative assessment for 59 of our broadcast licenses and one of our reporting units. In 2020, we performed a qualitative assessment for 55 of our broadcast licenses and 36 of our reporting units.

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

For our annual broadcast licenses impairment test in 2021, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our remaining broadcast licenses and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2021, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessment for one of our reporting units. We elected to perform a quantitative assessment for the remainder of our reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value one of our television stations.

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

During the years ended December 31, 2021 and 2020, we operated in two business segments, broadcasting and production companies. The broadcasting segment operates television stations in local markets in the United States. The production companies segment includes the production of television and event content. Costs identified as other are primarily corporate and administrative expenses. The following tables present our business segment information (in millions):

		Production
As of and for the Year ended December 31, 2021:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$2,340	$73	$-	$2,413
Operating expenses before depreciation, amortization and loss on disposal of assets, net:	1,548	62	159	1,769
Depreciation and amortization	206	12	3	221
Loss on disposal of assets, net	41	-	1	42
Total operating expenses	1,795	74	163	2,032
Operating income	$545	$(1)	$(163)	$381

Interest expense	$-	$-	$205	$205
Capital expenditures (excluding business combinations)	$94	$110	$3	$207
Goodwill	$2,604	$45	$-	$2,649
Total assets	$10,592	$269	$247	$11,108

As of and for the Year ended December 31, 2020:

Revenue (less agency commissions)	$2,320	$61	$-	$2,381
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	1,340	52	65	1,457
Depreciation and amortization	186	12	3	201
(Gain) loss on disposal of assets, net	(31)	2	-	(29)
Total operating expenses	1,495	66	68	1,629
Operating income	$825	$(5)	$(68)	$752

Interest expense	$-	$-	$191	$191
Capital expenditures (excluding business combinations)	$106	$4	$-	$110
Goodwill	$1,419	$41	$-	$1,460
Total assets	$6,631	$141	$871	$7,643

As of and for the Year ended December 31, 2019:

Revenue (less agency commissions)	$2,035	$87	$-	$2,122
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	1,325	74	104	1,503
Depreciation and amortization	180	13	2	195
Gain on disposal of assets, net	(54)	-	-	(54)
Operating expenses	1,451	87	106	1,644
Operating income	$584	$-	$(106)	$478

Interest expense	$-	$-	$227	$227
Capital expenditures (excluding business combinations)	$104	$1	$5	$110
Goodwill	$1,405	$41	$-	$1,446
Total assets	$6,530	$153	$289	$6,972

15.	Subsequent Events

Atlanta Telemundo Transaction. On February 2, 2022, we entered into an agreement with Korean American Television Broadcasting Corporation, Capital Media Group, LLC and Surge Digital Media, LLC, to acquire all of the assets of television station WKTB-CD the Telemundo Network Group, LLC affiliate serving the Atlanta, Georgia market (DMA 10) for $30 million in cash, subject to certain adjustments (the “Atlanta Telemundo Transaction”). The completion of the Atlanta Telemundo Transaction is subject to the satisfaction or waiver of certain customary conditions including, among others, the receipt of approval from the FCC. We believe that the Atlanta Telemundo Transaction will be completed during the first or second quarter of 2022.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO), regularly perform an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the CEO and the CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may nevertheless occur and not be detected.

Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021, and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based upon such evaluation, the Company's management concluded that its internal control over financial reporting was not effective as of December 31, 2021 as a result of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of management’s evaluation, we identified a material weakness as a result of deficiencies identified in our controls over user access which did not adequately restrict or provision/deprovision user access related to certain financial reporting programs and did not ensure appropriate segregation of duties as it relates to review. Notwithstanding the foregoing, and management believes partly as a result of other internal controls over financial reporting, and management believes partly as a result of other internal controls over financial reporting, management did not identify any incidents of improper system access related to the material weakness, nor did it result in any identified misstatements to our financial statements, and there were no changes to previously released financial results as a result of this material weakness.

The Company has begun the process to evaluate the material weakness and implement additional actions to improve user access controls and remediate the material weakness.

In the evaluation of internal control over financial reporting, management excluded the operations of all of the television stations acquired in the 2021 Acquisitions from the assessment of internal control over financial reporting as of December 31, 2021. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2021. Collectively, these operations accounted for approximately 36% of our total assets and 5% of our total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by RSM US LLP (“RSM”), an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2021. RSM's report on our internal control over financial reporting is set forth in Item 8 of the Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2021) is incorporated herein by reference. In addition, the information set forth under "Information about our Executive Officers" in Part I of this Report is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the heading “Stock Ownership” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	-	$-	2,255,213 (1)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		2,255,213

Class A Common Stock:
Equity compensation plans approved by security holders	-	$-	847,522 (2)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		847,522

(1)	Consists of shares of common stock issuable under our 2017 EICP.
(2)	Consists of shares of our Class A common stock that are issuable under our 2017 EICP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, RSM US, LLP (PCAOB ID: 49), has presented their opinion under Item 8 of this annual report on Form 10-K. No other independent registered public accounting firm has rendered an opinion as part of this annual report.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2022” in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

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

4.2

First Supplemental Indenture, dated as of September 14, 2016, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.3

Second Supplemental Indenture, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of June 14, 2016 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

4.4

Third Supplemental Indenture, dated as of December 1, 2021 by and among Gray Television, Inc., the guarantor signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of June 14, 2016 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

4.5	Form of 5.875% Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2016)

4.6

Indenture, dated as of November 16, 2018, by and among Gray Escrow, Inc., Gray Television, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 16, 2018)

4.7

First Supplemental Indenture, dated as of January 2, 2019, by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 16, 2018 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

4.8

Second Supplemental Indenture, dated as of December 1, 2021 by and among Gray Television, Inc., the guarantor signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 16, 2018 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

4.9	Form of 7.000% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on form 8-K filed with the SEC on November 16, 2018)

4.10	Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020)

4.11

Indenture, dated as of October 19, 2020, by and among Gray Television, Inc., the Guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 19, 2020)

Exhibit Number	Description of Documents

4.12

First Supplemental Indenture, dated as of December 1, 2021 by and among Gray Television, Inc., the guarantor signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of October 19, 2020 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

4.13	Form of 4.750% Senior Note due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 19, 2020)

4.14

Indenture, dated as of November 9, 2021, by and among Gray Escrow II, Inc., Gray Television, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

4.15	Form of 5.375% Senior Note due 2031 (incorporated by reference to Exhibit A to Exhibit 4.1 of the our Current Report on Form 8-K filed with the SEC on November 9, 2021)

4.16

First Supplemental Indenture, dated as of December 1, 2021 by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 9, 2021 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

10.1

Third Restatement Agreement, dated as of December 1, 2021 by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders and agents party thereto. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.2

Fifth Amended and Restated Credit Agreement, dated as of December 1, 2021, by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.3

First Amendment to Credit Agreement and Incremental Amendment, dated as of February 19, 2021 among Gray Television, Inc., the financial institutions party thereto, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 24, 2021)

10.4	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

Exhibit Number	Description of Documents

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

10.13	Offer letter, dated June 22, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)*

21.1	Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

Exhibit Number	Description of Documents

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Television, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts	(a)	Period

Year Ended December 31, 2021:
Allowance for doubtful accounts	$10	$4	$3	$(1)	$16
Valuation allowance for deferred tax assets	$15	$7	$-	$-	$22

Year Ended December 31, 2020:
Allowance for doubtful accounts	$11	$2	$-	$(3)	$10
Valuation allowance for deferred tax assets	$14	$1	$-	$-	$15

Year Ended December 31, 2019:
Allowance for doubtful accounts	$5	$11	$-	$(5)	$11
Valuation allowance for deferredtax assets	$-	$14	$-	$-	$14

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

Gray Television, Inc.

Date: February 25, 2022	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2022	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Executive Chairman and Chief Executive Officer

Date: February 25, 2022	By	/s/ Donald P. LaPlatney
Donald P. LaPlatney, Director, President and Co-Chief Executive Officer

Date: February 25, 2022	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 25, 2022	By:	/s/ T. L. Elder
T. L. Elder, Director

Date: February 25, 2022	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 25, 2022	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 25, 2022	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 25, 2022	By:	/s/ Paul H. McTear
Paul H. McTear, Director

Date: February 25, 2022	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 25, 2022	By:	/s/ Sterling A. Spainhour. Jr.
Sterling A Spainhour, Jr, Director

	By:	/s/ James C. Ryan
Date: February 25, 2022		James C. Ryan, Executive Vice President and
Chief Financial Officer

	By:	/s/ Jackson S. Cowart, IV
Date: February 25, 2022		Jackson S. Cowart, IV, Senior Vice President and Chief Accounting Officer