Form 10-Q
period 2022-03-31
GRAY TELEVISION INC
filed 2022-05-06
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
88,117,327 shares outstanding as of April 29, 2022	7,573,222 shares outstanding as of April 29, 2022

INDEX

GRAY TELEVISION, INC.

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash	$247	$189
Accounts receivable, less allowance for credit losses of $15 and $16, respectively	644	624
Current portion of program broadcast rights, net	24	35
Income tax refunds receivable	21	21
Prepaid income taxes	22	40
Prepaid and other current assets	60	54
Total current assets	1,018	963

Property and equipment, net	1,181	1,165
Operating leases right of use asset	72	70
Broadcast licenses	5,309	5,303
Goodwill	2,649	2,649
Other intangible assets, net	773	825
Investment in broadcasting and technology companies	117	117
Other	15	16
Total assets	$11,134	$11,108

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	March 31,	December 31,
	2022	2021
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23	$59
Employee compensation and benefits	82	97
Accrued interest	82	52
Accrued network programming fees	41	34
Other accrued expenses	39	44
Federal and state income taxes	14	10
Current portion of program broadcast obligations	25	37
Deferred revenue	20	14
Dividends payable	13	13
Current portion of operating lease liabilities	9	9
Current portion of long-term debt	15	15
Total current liabilities	363	384

Long-term debt, less current portion and deferred financing costs	6,740	6,740
Program broadcast obligations, less current portion	4	5
Deferred income taxes	1,471	1,471
Accrued pension costs	23	24
Operating lease liabilities, less current portion	64	63
Other	15	14
Total liabilities	8,680	8,701

Commitments and contingencies (Note 9)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 105,036,512 shares and 104,286,324 shares, respectively, and outstanding 88,117,327 shares and 87,539,056 shares, respectively	1,137	1,127
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,675,139 shares and 9,424,691 shares, respectively, and outstanding 7,573,222 shares and 7,426,512 shares, respectively	41	39
Retained earnings	910	869
Accumulated other comprehensive loss, net of income tax benefit	(27)	(27)
	2,061	2,008
Treasury stock at cost, common stock, 16,919,185 shares and 16,747,268 shares, respectively	(227)	(223)
Treasury stock at cost, Class A common stock, 2,101,917 shares and 1,998,179 shares, respectively	(30)	(28)
Total stockholders’ equity	1,804	1,757
Total liabilities and stockholders’ equity	$11,134	$11,108

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended
	March 31,
	2022	2021

Revenue (less agency commissions)
Broadcasting	$804	$530
Production companies	23	14
Total revenue (less agency commissions)	827	544
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcasting	530	361
Production companies	26	17
Corporate and administrative	28	18
Depreciation	32	25
Amortization of intangible assets	52	26
Gain on disposal of assets, net	(5)	(4)
Operating expenses	663	443
Operating income	164	101
Other income (expense):
Miscellaneous (expense) income, net	(2)	1
Interest expense	(79)	(48)
Income before income taxes	83	54
Income tax expense	21	15
Net income	62	39
Preferred stock dividends	13	13
Net income attributable to common stockholders	$49	$26

Basic per common share information:
Net income	$0.53	$0.28
Weighted average common shares outstanding	93	94

Diluted per common share information:
Net income	$0.52	$0.27
Weighted average common shares outstanding	94	95

Dividends declared per common share	$0.08	$0.08

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2020	8,935,773	$34	103,100,856	$1,110	$862	(1,887,767)	$(26)	(14,960,597)	$(188)	$(39)	$1,753

Net income	-	-	-	-	39	-	-	-	-	-	39

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	390,389	6	-	-	-	-	-	-	6
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	233,425	-	296,042	-	-	(110,412)	(2)	(239,597)	(4)	-	(6)
Restricted stock unit awards	-	-	60,050	-	-	-	-	(18,275)	(1)	-	(1)

Stock-based compensation	-	1	-	3	-	-	-	-	-	-	4

Balance at March 31, 2021	9,169,198	$35	103,847,337	$1,119	$880	(1,998,179)	$(28)	(15,218,469)	$(193)	$(39)	$1,774

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

Net income	-	-	-	-	62	-	-	-	-	-	62

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	307,885	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	250,448	-	333,382	-	-	(103,738)	(2)	(138,959)	(3)	-	(5)
Restricted stock unit awards	-	-	108,921	-	-	-	-	(32,958)	(1)	-	(1)

Share-based compensation	-	2	-	3	-	-	-	-	-	-	5

Balance at March 31, 2022	9,675,139	$41	105,036,512	$1,137	$910	(2,101,917)	$(30)	(16,919,185)	$(227)	$(27)	$1,804

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net income	$62	$39
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32	25
Amortization of intangible assets	52	26
Amortization of deferred loan costs	4	3
Amortization of restricted stock awards	5	4
Amortization of program broadcast rights	13	9
Payments on program broadcast obligations	(13)	(9)
Common stock contributed to 401(k) plan	-	1
Deferred income taxes	-	9
Gain on disposal of assets, net	(5)	(4)
Other	2	(5)
Changes in operating assets and liabilities:
Accounts receivable	(20)	12
Income tax receivable or prepaid	18	-
Other current assets	(6)	31
Accounts payable	(36)	10
Employee compensation, benefits and pension cost	(14)	10
Accrued network fees and other expenses	7	(19)
Accrued interest	30	12
Income taxes payable	4	5
Deferred revenue	6	(12)
Net cash provided by operating activities	141	147

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(7)	(40)
Purchases of property and equipment	(47)	(13)
Proceeds from Repack reimbursement (Note 1)	5	4
Investments in broadcast, production and technology companies	(4)	(24)
Net cash used in investing activities	(53)	(73)

Financing activities
Repayments of borrowings on long-term debt	(4)	-
Payment of common stock dividends	(8)	(8)
Payment of preferred stock dividends	(13)	(13)
Deferred and other loan costs	-	(1)
Payment for taxes related to net share settlement of equity awards	(5)	(6)
Net cash used in financing activities	(30)	(28)
Net increase in cash	58	46
Cash at beginning of period	189	773
Cash at end of period	$247	$819

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2021, which was derived from the Company’s audited financial statements as of December 31, 2021, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Our financial condition as of, and operating results for the three-months ended March 31, 2022, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2022.

Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 80 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Honey, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

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

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the three-months ended March 31, 2022 and 2021, respectively (in millions):

	Three Months Ended
	March 31,
	2022	2021

Weighted-average common shares outstanding-basic	93	94
Common stock equivalents for stock options and restricted stock	1	1
Weighted-average common shares outstanding-diluted	94	95

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of March 31, 2022 and December 31, 2021, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the three-months ended March 31, 2022 and 2021 consisted solely of our net income. As of March 31, 2022 and December 31, 2021 the balances were as follows (in millions):

	March 31,	December 31,
	2022	2021
Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(36)	$(36)
Income tax benefit	(9)	(9)
Accumulated other comprehensive loss	$(27)	$(27)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	March 31,	December 31,	Useful Lives
	2022	2021	(in years)
Property and equipment:
Land	$277	$277
Buildings and improvements	454	453	7	to	40
Equipment	970	961	3	to	20
Construction in progress	100	63
	1,801	1,754
Accumulated depreciation	(620)	(589)
Total property and equipment, net	$1,181	$1,165

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

In April 2017, the Federal Communications Commission (“FCC”) began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). The majority of our costs associated with Repack qualify for capitalization, rather than expense. Upon receipt of funds reimbursing us for our Repack costs, we record those proceeds as a component of our (gain) loss on disposal of assets, net.

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Gain/(loss) on disposal of fixed assets, net:
Proceeds from Repack	$(5)	$(4)
Net book value of assets disposed	-	1
Other	-	(1)
Total	$(5)	$(4)

Purchase of property and equipment:
Recurring purchases - operations	$17	$12
Assembly Atlanta development	30	1
Total	$47	$13

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

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$16	$10
Provision for credit losses	(1)	-
Ending balance	$15	$10

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

In addition to the accounting standard described above, once implemented, certain amounts in our disclosures of revenues have been reclassified to conform to the current presentation. Beginning in 2022, we present our “Core” advertising revenue. In prior periods, we had presented separate line items of local advertising revenue and national advertising revenue and these amounts are now combined into Core advertising revenue.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $13 million of revenue in the three-months ended March 31, 2022 that was included in the deposit liability balance as of December 31, 2021. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $16 million and $13 million as of March 31, 2022 and December 31, 2021, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended
	March 31,
	2022	2021
Market and service type:
Broadcast advertising:
Core advertising	$365	$260
Political	26	9
Total advertising	391	269
Retransmission consent	393	247
Production companies	23	14
Other	20	14
Total revenue	$827	$544

Sales Channel:
Direct	$551	$357
Advertising agency intermediary	276	187
Total revenue	$827	$544

3.	Long-term Debt

As of March 31, 2022 and December 31, 2021, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	March 31,	December 31,
	2022	2021
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan	$595	$595
2019 Term Loan	1,190	1,190
2021 Term Loan	1,496	1,500
2026 Notes	700	700
2027 Notes	750	750
2030 Notes	800	800
2031 Notes	1,300	1,300
Total outstanding principal, including current portion	6,831	6,835
Unamortized deferred loan costs - 2017 Term Loan	(7)	(7)
Unamortized deferred loan costs - 2019 Term Loan	(25)	(27)
Unamortized deferred loan costs - 2021 Term Loan	(5)	(5)
Unamortized deferred loan costs - 2026 Notes	(5)	(5)
Unamortized deferred loan costs - 2027 Notes	(8)	(8)
Unamortized deferred loan costs - 2030 Notes	(12)	(13)
Unamortized deferred loan costs - 2031 Notes	(17)	(18)
Unamortized premium - 2026 Notes	3	3
Less current portion	(15)	(15)
Long-term debt, less deferred financing costs	$6,740	$6,740

Borrowing availability under Revolving Credit Facility	$496	$497

As of March 31, 2022, the interest rates on the balances outstanding under the 2017 Term Loan, the 2019 Term Loan and the 2021 Term Loan were 2.7%, 2.7% and 3.2% respectively. We expect that interest rates applicable to the 2019 Senior Credit Facility will be modifed upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings under the 2019 Senior Credit Facility. The 2017 Term Loan, 2019 Term Loan and the 2021 Term Loan mature on February 7, 2024, January 2, 2026 and December 1, 2028, respectively.

As of March 31, 2022, the aggregate minimum principal maturities of our long term debt for the remainder of 2022 and the succeeding five years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	2031 Notes	Total
Remainder of 2022	$11	$-	$-	$-	$-	$11
2023	15	-	-	-	-	15
2024	610	-	-	-	-	610
2025	15	-	-	-	-	15
2026	1,205	700	-	-	-	1,905
2027	15	-	750	-	-	765
Thereafter	1,410	-	-	800	1,300	3,510
Total	$3,281	$700	$750	$800	$1,300	$6,831

As of March 31, 2022, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of March 31, 2022 and December 31, 2021, we were in compliance with all required covenants under all our debt obligations.

For all of our interest bearing obligations, we made interest payments of approximately $44 million and $32 million during the three-months ended March 31, 2022 and 2021, respectively. We did not capitalize any interest payments during the three-months ended March 31, 2022 or 2021.

4.	Fair Value Measurement

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both March 31, 2022 and December 31, 2021.

At each of March 31, 2022 and December 31, 2021 the carrying amount of our long-term debt was $6.8 billion. The fair value at March 31, 2022 and December 31, 2021 was $6.7 billion and $6.9 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 15, 2022 and 2021, payable on March 31, 2022 and 2021. The total dividend paid was approximately $8 million during each of the three-month periods ending March 31, 2022 and 2021.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of March 31, 2022, we had reserved 2,071,292 shares and 597,074 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2021, we had reserved 2,821,480 shares and 847,522 shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

During the three-months ended March 31, 2022, we have not repurchased any shares of our common stock or Class A common stock under our share repurchase programs. As of March 31, 2022, approximately $174 million was available to repurchase shares of our common stock and/or Class A common stock under these programs.

6.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our statement of operations. During the three-months ended March 31, 2022, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2022, we expect to contribute $4 million to this plan.

During the three-months ended March 31, 2022, we contributed $5 million in matching cash contributions, and shares of our common stock valued at approximately $7 million for our 2021 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2021 and accrued as of December 31, 2021. During the remainder of 2022, we expect to contribute approximately $11 million of matching cash contributions to this plan.

7.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plan, is the 2017 Equity and Incentive Compensation Plan (the “2017 EICP”). Our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2022 and 2021, respectively (in millions).

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense, gross	$5	$4
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(1)
Stock-based compensation expense, net	$4	$3

All shares of common stock and Class A common stock underlying Restricted stock, restricted stock units and performance awards are counted as issued at target levels under the 2017 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2022 and 2021, respectively, is as follows:

	Three Months Ended March 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	1,035,728	$19.69	917,533	$16.84
Granted (1)	333,382	22.16	296,042	18.21
Vested	(294,558)	18.56	(502,241)	16.10
Outstanding - end of period	1,074,552	$20.76	711,334	$17.94

Restricted Class A common stock:
Outstanding - beginning of period	720,421	$18.22	480,042	$16.10
Granted (1)	250,448	20.52	233,425	17.67
Vested	(229,758)	16.99	(248,539)	15.00
Outstanding - end of period	741,111	$19.38	464,928	$17.47

Restricted stock units - common stock:
Outstanding - beginning of period	125,247	$19.02	90,184	$18.92
Granted	259,079	23.87	95,115	19.05
Vested	(108,921)	19.03	(60,052)	18.92
Forfeited	(1,260)	19.05	-	-
Outstanding - end of period	274,145	$23.60	125,247	$19.02

(1)	For awards subject to future performance conditions, amounts assume target performance.

8.	Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of March 31, 2022, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three-months ended March 31, 2022.

As of March 31, 2022, the weighted average remaining term of our operating leases was 10 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.67%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three-months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Lease expense
Operating lease expense	$4	$3
Short-term lease expense	1	1
Total lease expense	$5	$4

The maturities of operating lease liabilities as of March 31, 2022, for the remainder of 2022 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2022	$11
2023	12
2024	12
2025	11
2026	9
Thereafter	47
Total lease payments	$102
Less: Imputed interest	(29)
Present value of lease liabilities	$73

9.	Commitments and Contingencies

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

10.	Goodwill and Intangible Assets

As of March 31, 2022 and December 31, 2021, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2022			As of December 31, 2021
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,362	$(53)	$5,309	$5,356	$(53)	$5,303
Goodwill	2,649	-	2,649	2,649	-	2,649
	$8,011	$(53)	$7,958	$8,005	$(53)	$7,952

Intangible assets subject to amortization:
Network affiliation agreements	$204	$(55)	$149	$204	$(44)	$160
Other finite-lived intangible assets	1,051	(427)	624	1,051	(386)	665
	$1,255	$(482)	$773	$1,255	$(430)	$825

Total intangible assets	$9,266	$(535)	$8,731	$9,260	$(483)	$8,777

Amortization expense for the three-months ended March 31, 2022 and 2021 was $52 million and $26 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2022 will be approximately $153 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2023, $194 million; 2024, $129 million; 2025, $118 million; 2026, $88 million; and 2027, $46 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

11.	Income Taxes

For the three-months ended March 31, 2022 and 2021, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Income tax expense	$21	$15
Effective income tax rate	25%	28%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the three-months ended March 31, 2022, these estimates increased our statutory Federal income tax rate to our effective income tax rate of 25% as a result of state income taxes that added 4%. For the three-months ended March 31, 2021, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 28% as follows: state income taxes added 5%; permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 2%.

During the first quarter of 2022, we made no material federal or state income tax payments. During the remainder of 2022, we anticipate making income tax payments, net of refunds, of $170 million to $190 million. As of March 31, 2022, we have an aggregate of approximately $324 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in a refund of $21 million, that is currently outstanding.

12.	Segment information

The Company operates in two business segments: broadcasting and production companies. The broadcasting segment operates television stations in local markets in the U.S. The production companies segment includes the production of television content. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning the Company’s operating segments (in millions):

		Production
As of and for the three months ended March 31, 2022:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$804	$23	$-	$827
Operating expenses before depreciation, amortization and gain on disposal of assets, net	530	26	28	584
Depreciation and amortization	80	3	1	84
Gain on disposal of assets, net	(5)	-	-	(5)
Operating expenses	605	29	29	663
Operating income (loss)	$199	$(6)	$(29)	$164

Interest expense	$-	$-	$79	$79
Capital expenditures (excluding business combinations)	$17	$30	$-	$47
Goodwill	$2,604	$45	$-	$2,649
Total Assets	$10,548	$281	$305	$11,134

For the three months ended March 31, 2021:

Revenue (less agency commissions)	$530	$14	$-	$544
Operating expenses before depreciation, amortization and gain on disposal of assets, net	361	17	18	396
Depreciation and amortization	47	3	1	51
Gain on disposal of assets, net	(4)	-	-	(4)
Operating expenses	404	20	19	443
Operating income (loss)	$126	$(6)	$(19)	$101

Interest expense	$-	$-	$48	$48
Capital expenditures (excluding business combinations)	$13	$-	$-	$13

As of December 31, 2021:

Goodwill	$2,604	$45	$-	$2,649
Total Assets	$10,592	$269	$247	$11,108

13.	Subsequent Events

On April 1, 2022, we acquired the assets of television station WKTB-CD the Telemundo Network Group, LLC affiliate serving the Atlanta, Georgia market (DMA 10) for $30 million in cash, subject to certain adjustments (the “Telemundo Atlanta Transaction”) from the Korean American Television Broadcasting Corporation, Capital Media Group, LLC and Surge Digital Media, LLC. Due to the proximity of the closing date of the transaction to the filing date of this report we are unable to present a preliminary purchase price allocation for the acquired business. The $1 million escrow deposit payment related to this transaction is included in our other non-current assets at March 31, 2022, and is included in the acquisitions of television businesses and licenses, net of cash acquired line in our statement of cash flows. The fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia, that is the nation’s second largest television broadcaster in terms of revenues. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households. This portfolio includes 80 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station. We also own video program companies Raycom Sports, Tupelo Honey, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the three-months ended March 31, 2022 and 2021, we generated revenue of $827 million and $544 million, respectively.

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

Impact of Recent Acquisitions and Divestitures. As more fully described in our 2021 Annual Report on Form 10-K, during 2021 we completed several transactions that have, collectively, had a significant impact on our financial condition, results of operations and cash flows. We refer to these transactions collectively as the “2021 Acquisitions”. The impact of the 2021 Acquisitions is described in more detail in the following discussion of our operating results. The 2021 Acquisitions included:

●

On April 7, 2021, we acquired land in the Atlanta suburb of Doraville, Georgia for an initial investment of approximately $80 million of cash. We acquired this property, in part, for the development of studio production facilities, currently in-progress. We refer to this development as “Assembly Atlanta”;

●

On August 2, 2021, we completed the acquisition of all the equity interests of Quincy Media, Inc. Net of divestitures to facilitate regulatory approvals, this transaction added 10 television stations in eight local markets. Net of divestitures the the purchase price was $553 million;

●	On September 13, 2021, we completed the acquisition of Third Rail Studios for $27 million. The transaction represented an initial step in the broader development of Assembly Atlanta;
●	On November 9, 2021, to fund a portion of the purchase price for the Meredith Local Media Group we issued $1.3 billion of our 2031 Notes;
●	On December 1, 2021, to fund a portion of the purchase consideration for the Meredith Local Media Group we amended our Senior Credit facility and borrowed $1.5 billion under the 2021 Term Loan; and
●

On December 1, 2021, we completed the acquisition of the Meredith Local Media Group for $2.8 billion net of one divestiture to facilitate regulatory approvals. This transaction added 17 television stations in 12 local markets to our operations.

The following table summarizes the “Transaction Related Expenses” incurred in connection with the 2021 Acquisitions during the three-months ended March 31, 2022, by type and by financial statement line item. Transaction Related Expenses in the three-months ended March 31, 2021 were not material (in millions):

	Three Months Ended March 31,
	2022	2021
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$2	$1
Incentive compensation and other severance costs	1	-
Total Transaction Related Expenses	$3	$1

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	$2	$-
Corporate and administrative	1	1
Total Transaction Related Expenses	$3	$1

Due to the significant effect that the 2021 Acquisitions have had on our results of operations, and in order to provide more meaningful period over period comparisons, we present herein certain financial information excluding the impact of the 2021 Acquisitions. This financial information does not include any adjustments for other events attributable to the 2021 Acquisitions unless otherwise described.

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

●	Core advertising revenue on our NBC-affiliated stations increases in certain years as a result of broadcasts of the Olympic Games; and
●

Because our stations and markets are not evenly divided among the Big Four broadcast networks, our core advertising revenue can fluctuate between years related to which network broadcasts the Super Bowl.

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During each of the three-months ended March 31, 2022 and 2021 approximately 29% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the three-months ended March 31, 2022 and 2021 approximately 15% and 22%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended March 31,
	2022		2021
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$365	44%	$260	47%
Political	26	3%	9	2%
Retransmission consent	393	48%	247	45%
Production companies	23	3%	14	3%
Other	20	2%	14	3%
Total	$827	100%	$544	100%

Results of Operations

Three-Months Ended March 31, 2022 (“the 2022 three-month period”) Compared to Three-Months Ended March 31, 2021 (“the 2021 three-month period”)

Revenue. Total revenue increased $283 million, or 52%, to $827 million in the 2022 three-month period. Total revenue increased primarily due to our 2021 Acquisitions that contributed $234 million. During the 2022 three-month period, excluding the impact of the 2021 Acquisitions:

●	Retransmission consent revenue increased by $20 million due to an increase in rates;
●	Core advertising revenue increased by $11 million primarily due to the lessening effects of the COVID-19 global pandemic which had affected our customers in prior periods;
●	Political advertising revenue increased by $10 million, resulting primarily from 2022 being the “on-year” of the two-year election cycle;
●

Core advertising revenue from the broadcast of the 2022 Super Bowl on our NBC-affiliated stations was approximately $5 million, compared to $6 million that we earned from the broadcast of the 2021 Super Bowl on our CBS-affiliated stations and $8 million of revenue from the broadcast of the Olympic Games; and

●

Production company revenue increased by $8 million in the 2022 three-month period primarily due to the lessening effects of the COVID-19 global pandemic which had affected our customers in prior periods.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $169 million, or 47%, to $530 million in the 2022 three-month period. Total broadcasting expenses increased primarily due to our 2021 Acquisitions that contributed $150 million. In addition, broadcasting Transaction Related Expenses, related to the 2021 Acquisitions, were $2 million. During the 2022 three-month period, excluding the impact of the 2021 Acquisitions:

●	Payroll broadcasting expenses increased by approximately $6 million in the 2022 three-month period as a result of routine increases in compensation.
●	Non-payroll broadcasting expenses increased by approximately $13 million primarily because of the following:
o	Retransmission expense increased by $10 million in the 2022 three-month period consistent with the increase in retransmission revenue and $2 million of Transaction Related Expenses.
o	Broadcast non-cash stock-based compensation expense was not material in the 2022 three-month period. Broadcast non-cash stock-based compensation expense was $1 million in the 2021 three-month period.

Production Company Expenses. Production company operating expenses were $26 million in the 2022 three-month period an increase of $9 million compared to the 2021 three-month period due to the lessening effects of the COVID-19 global pandemic which had affected production operations in prior periods.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $10 million, or 56%, to $28 million in the 2022 three-month period. These increases were primarily the result of routine increases in compensation expense of $4 million, professional fees of $2 million and Transaction Related Expenses of $1 million in the current year related to the 2021 Acquisitions. Non-cash stock-based compensation expenses increased to $5 million in the 2022 three-month period compared to $3 million in the 2021 three-month period.

Depreciation. Depreciation of property and equipment totaled $32 million for the 2022 three-month period and $25 million for the 2021 three-month period. Depreciation increased primarily due to the addition of depreciable assets acquired in the 2021 Acquisitions.

Amortization. Amortization of intangible assets totaled $52 million in the 2022 three-month period and $26 million in the 2021 three-month period. Amortization increased primarily due to the addition of definite-lived intangible assets acquired in the 2021 Acquisitions.

Interest Expense. Interest expense increased $31 million to $79 million for the 2022 three-month period compared to $48 million in the 2021 three-month period. This increase was primarily attributable to the addition of debt related to the 2021 Acquisitions. In addition, average interest rates on the balances outstanding under our 2019 Senior Credit Facility increased to 2.9% in the 2022 three-month period compared to 2.5% in the 2021 three-month period. Our average outstanding debt balance was $6.8 billion and $4.0 billion during the 2022 and 2021 three-month periods, respectively.

Income tax expense. During the 2022 three-month period, we recognized income tax expense of $21 million. During the 2021 three-month period, we recognized income tax expense of $15 million. For the 2022 three-month period and the 2021 three-month period, our effective income tax rate was 25% and 28%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2022 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate of 25% as a result of state income taxes that added 4%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$141	$147
Net cash used in investing activities	(53)	(73)
Net cash used in financing activities	(30)	(28)
Net increase in cash	$58	$46

	As of
	March 31,	December 31,
	2022	2021
Cash	$247	$189
Long-term debt, including current portion, less deferred financing costs	$6,755	$6,755
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under the Revolving Credit Facility	$496	$497

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $141 million in the 2022 three-month period compared to net cash provided by operating activities of $147 million in the 2021 three-month period. The decrease of $6 million was primarily the result of an increase in net income of $23 million; an increase in depreciation expense and amortization of intangible assets expense of $33 million; less $60 million of cash used by changes in net working capital.

Net cash used in investing activities was $53 million in the 2022 three-month period compared to $73 million in the 2021 three-month period. The decrease in the amount used was largely due to reduced investment activities in the 2022 three-month period compared to the 2021 three-month period.

Net cash used in financing activities was approximately $30 million in the 2022 three-month period compared to $28 million in the 2021 three-month period. The increase was primarily due to the use of $4 million of cash to repay a portion of the amount outstanding under our 2019 Senior Credit Facility in the 2022 three-month period.

Liquidity. We estimate that we will make approximately $300 million in debt interest payments over the twelve months immediately following March 31, 2022.

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

Debt. As of March 31, 2022, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our $700 million in aggregate principal amount of senior notes due 2026, our $750 million in aggregate principal amount of senior notes due 2027, our $800 million in aggregate principal amount of senior notes due 2030 and our $1.3 billion in aggregate principal amount of senior notes due 2031. As of March 31, 2022, the 2019 Senior Credit Facility provided total commitments of $3.8 billion, consisting of a $595 million term loan facility, a $1.2 billion term loan facility, a $1.5 billion term loan facility and $496 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at March 31, 2022.

Capital Expenditures. In April 2017, the Federal Communications Commission (“FCC”) began the process of requiring certain television stations to change channels and/or modify their transmission facilities (“Repack”). Capital expenditures, including Repack, for the 2022 and 2021 three-month periods were $47 million and $13 million, respectively. As of March 31, 2022, the reimbursement amount requested from the FCC for Repack, but not yet received, was approximately $4 million. Excluding Repack, we expect that our capital expenditures will range between approximately $120 million to $130 million during 2022 for routine purchases of broadcasting and production company equipment. In addition, we currently anticipate capital expenditures of between $130 million and $140 million in connection with development of our studio production facilities for our own use and several additional such facilities that we anticipate constructing on our property pursuant to a long-term lease with a major content creation company. Capital expenditures for Repack during 2022 are expected to be approximately $2 million and we anticipate being reimbursed for the majority of these Repack costs. However, reimbursement may be received in periods subsequent to those in which they were expended.

Pending Transactions. On April 1, 2022, we acquired the assets of television station WKTB-CD the Telemundo Network Group, LLC affiliate serving the Atlanta, Georgia market (DMA 10) for $30 million in cash, subject to certain adjustments (the “Atlanta Telemundo Transaction”) from the Korean American Television Broadcasting Corporation, Capital Media Group, LLC and Surge Digital Media, LLC. Due to the proximity of the closing date of the transaction to the filing date of this report we are unable to present a preliminary purchase price allocation for the acquired business. The $1 million escrow deposit payment related to this transaction is included in our other non-current assets at March 31, 2022, and is included in the acquisitions of television businesses and licenses, net of cash acquired line in our statement of cash flows. The fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the first quarter of 2022, we made no material federal or state income tax payments. During the remainder of 2022, we anticipate making income tax payments (net of refunds) within a range of $170 million to $190 million. As of March 31, 2022, we have an aggregate of approximately $324 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in a refund of $21 million, that is currently outstanding.

During the 2022 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2022, we expect to contribute $4 million to this pension plan.

Off-Balance Sheet Arrangements. There have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2021 Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2021 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, statements about the evolving and uncertain nature of the COVID-19 global pandemic and its impact on us, the media industry, and the economy in general, our strategies, expected results of operations, general and industry-specific economic conditions, the remediation of a material weakness and the ongoing effectiveness of internal control over financial reporting, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, assumptions underlying various estimates and estimates of future obligations and commitments, and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of our Annual Report on Form 10-K and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2022 has not materially changed since December 31, 2021. Our market risk profile on December 31, 2021 is disclosed in our 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2022 as a result of the material weakness described below. Consistent with our Managements’ Report on Internal Control over Financial Reporting disclosed in Part II, Item 9A. of our annual report on Form 10-K for the year end December 31, 2021, as a result of management’s evaluation, we identified a material weakness as a result of deficiencies identified in our controls over user access which did not adequately restrict or provision/deprovision user access related to certain financial reporting programs and did not ensure appropriate segregation of duties as it relates to review. Notwithstanding the foregoing, and management believes, partly as a result of other internal controls over financial reporting, we did not identify any incidents of improper system access related to the material weakness, nor did it result in any identified misstatements to our financial statements, and there were no changes to previously released financial results as a result of this material weakness.

There were no changes in our internal controls over financial reporting during the three-month period ended March 31, 2022, identified in connection with this evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is fully engaged in the process to further evaluate the material weakness and implement additional actions to improve user access controls and remediate the material weakness. No system of controls, no matter how well designed and implemented, can provide absolute assurance that the objectives of the system of controls are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: May 6, 2022	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer