Form 10-Q
period 2022-06-30
GRAY TELEVISION INC
filed 2022-08-05
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2022 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________ .

Commission file number: 1-13796

Gray Television, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-0285030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 Peachtree Road, NE, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
85,521,216 shares outstanding as of July 29, 2022	7,573,222 shares outstanding as of July 29, 2022

INDEX

GRAY TELEVISION, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash	$162	$189
Accounts receivable, less allowance for credit losses of $15 and $16, respectively	614	624
Current portion of program broadcast rights, net	11	35
Income tax refunds receivable	21	21
Prepaid income taxes	107	40
Prepaid and other current assets	36	54
Total current assets	951	963

Property and equipment, net	1,260	1,165
Operating leases right of use asset	70	70
Broadcast licenses	5,314	5,303
Goodwill	2,657	2,649
Other intangible assets, net	739	825
Investments in broadcasting and technology companies	120	117
Other	12	16
Total assets	$11,123	$11,108

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	June 30,	December 31,
	2022	2021
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$66	$59
Employee compensation and benefits	88	97
Accrued interest	53	52
Accrued network programming fees	39	34
Other accrued expenses	39	44
Federal and state income taxes	17	10
Current portion of program broadcast obligations	12	37
Deferred revenue	22	14
Dividends payable	14	13
Current portion of operating lease liabilities	9	9
Current portion of long-term debt	15	15
Total current liabilities	374	384

Long-term debt, less current portion and deferred financing costs	6,690	6,740
Program broadcast obligations, less current portion	2	5
Deferred income taxes	1,471	1,471
Accrued pension costs	21	24
Operating lease liabilities, less current portion	63	63
Other	14	14
Total liabilities	8,635	8,701

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 105,104,057 shares and 104,286,324 shares, respectively, and outstanding 85,521,216 shares and 87,539,056 shares, respectively	1,141	1,127
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,675,139 shares and 9,424,691 shares, respectively, and outstanding 7,573,222 shares and 7,426,512 shares, respectively	43	39
Retained earnings	988	869
Accumulated other comprehensive loss, net of income tax benefit	(27)	(27)
	2,145	2,008
Treasury stock at cost, common stock, 19,582,841 shares and 16,747,268 shares, respectively	(277)	(223)
Treasury stock at cost, Class A common stock, 2,101,917 shares and 1,998,179 shares, respectively	(30)	(28)
Total stockholders’ equity	1,838	1,757
Total liabilities and stockholders’ equity	$11,123	$11,108

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue (less agency commissions):
Broadcasting	$855	$537	$1,659	$1,067
Production companies	13	10	36	24
Total revenue (less agency commissions)	868	547	1,695	1,091
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcasting	528	354	1,058	715
Production companies	14	9	40	26
Corporate and administrative	25	25	53	43
Depreciation	31	25	63	50
Amortization of intangible assets	52	27	104	53
Gain on disposal of assets, net	-	(1)	(5)	(5)
Operating expenses	650	439	1,313	882
Operating income	218	108	382	209
Other expense:
Miscellaneous expense, net	-	(7)	(2)	(6)
Interest expense	(81)	(47)	(160)	(95)
Income before income taxes	137	54	220	108
Income tax expense	38	15	59	30
Net income	99	39	161	78
Preferred stock dividends	13	13	26	26
Net income attributable to common stockholders	$86	$26	$135	$52

Basic per share information:
Net income attributable to common stockholders	$0.92	$0.27	$1.45	$0.55
Weighted-average shares outstanding	93	95	93	94

Diluted per share information:
Net income attributable to common stockholders	$0.91	$0.27	$1.44	$0.55
Weighted-average shares outstanding	94	95	94	95

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2020	8,935,773	$34	103,100,856	$1,110	$862	(1,887,767)	$(26)	(14,960,597)	$(188)	$(39)	$1,753

Net income	-	-	-	-	39	-	-	-	-	-	39

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	390,389	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	233,425	-	296,042	-	-	(110,412)	(2)	(239,597)	(4)	-	(6)
Restricted stock unit awards	-	-	60,050	-	-	-	-	(18,275)	(1)	-	(1)

Stock-based compensation	-	1	-	2	-	-	-	-	-	-	3

Balance at March 31, 2021	9,169,198	$35	103,847,337	$1,119	$880	(1,998,179)	$(28)	(15,218,469)	$(193)	$(39)	$1,774

Net income	-	-	-	-	39	-	-	-	-	-	39

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Issuance of common stock:
401(k) Plan	-	-	3,655	-	-	-	-	-	-	-	-
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	47,360	-	-	-	-	(16,991)	-	-	-

Stock-based compensation	-	1	-	3	-	-	-	-	-	-	4

Balance at June 30, 2021	9,169,198	$36	103,898,352	$1,122	$899	(1,998,179)	$(28)	(15,235,460)	$(193)	$(39)	$1,797

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

Net income	-	-	-	-	62	-	-	-	-	-	62

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	307,885	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	250,448	-	333,382	-	-	(103,738)	(2)	(138,959)	(3)	-	(5)
Restricted stock unit awards	-	-	108,921	-	-	-	-	(32,958)	(1)	-	(1)

Stock-based compensation	-	2	-	3	-	-	-	-	-	-	5

Balance at March 31, 2022	9,675,139	$41	105,036,512	$1,137	$910	(2,101,917)	$(30)	(16,919,185)	$(227)	$(27)	$1,804

Net income	-	-	-	-	99	-	-	-	-	-	99

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	67,545	-	-	-	-	(17,463)	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(2,646,193)	(50)	-	(50)

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at June 30, 2022	9,675,139	$43	105,104,057	$1,141	$988	(2,101,917)	$(30)	(19,582,841)	$(277)	$(27)	$1,838

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$161	$78
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63	50
Amortization of intangible assets	104	53
Amortization of deferred loan costs	8	6
Amortization of restricted stock awards	11	7
Amortization of program broadcast rights	25	17
Payments on program broadcast obligations	(26)	(18)
Common stock contributed to 401(k) plan	-	1
Deferred income taxes	-	21
Gain on disposal of assets, net	(5)	(5)
Other	6	1
Changes in operating assets and liabilities:
Accounts receivable	10	17
Income taxes receivable or prepaid	(67)	(9)
Other current assets	18	51
Accounts payable	7	23
Employee compensation, benefits and pension cost	(8)	13
Accrued network fees and other expenses	7	(34)
Accrued interest	1	-
Income taxes payable	7	(20)
Deferred revenue	8	(14)
Net cash provided by operating activities	330	238

Investing activities:
Acquisitions of television businesses and licenses, net of cash acquired	(40)	(41)
Purchases of property and equipment	(159)	(121)
Proceeds from asset sales	2	3
Proceeds from Repack reimbursement (Note 1)	5	7
Investment in broadcast, production and technology companies	(9)	(25)
Net cash used in investing activities	(201)	(177)

Financing activities:
Repayments of borrowings on long-term debt	(58)	-
Repurchase of common stock	(50)	-
Payment of common stock dividends	(16)	(15)
Payment of preferred stock dividends	(26)	(26)
Deferred and other loan costs	-	(1)
Payment of taxes related to net share settlement of equity awards	(6)	(7)
Net cash used in financing activities	(156)	(49)
Net (decrease) increase in cash	(27)	12
Cash at beginning of period	189	773
Cash at end of period	$162	$785

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2021, which was derived from the Company’s audited financial statements as of December 31, 2021, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the periods ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Our financial condition as of, and operating results for the three and six-months ended June 30, 2022, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2022.

Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 80 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group (formerly Tupelo Honey), PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2022 and 2021, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Weighted-average shares outstanding-basic	93	95	93	94
Common stock equivalents for stock options and restricted shares	1	-	1	1
Weighted-average shares outstanding-diluted	94	95	94	95

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of June 30, 2022 and December 31, 2021, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the six-month periods ended June 30, 2022 and 2021 consisted solely of our net income. As of June 30, 2022 and December 31, 2021 the balances were as follows (in millions):

	June 30,	December 31,
	2022	2021

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(36)	$(36)
Income tax benefit	(9)	(9)
Accumulated other comprehensive loss	$(27)	$(27)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	June 30,	December 31,	Useful Lives
	2022	2021	(in years)
Property and equipment:
Land	$280	$277
Buildings and improvements	455	453	7	to	40
Equipment	972	961	3	to	20
Construction in progress	198	63
	1,905	1,754
Accumulated depreciation	(645)	(589)
Total property and equipment, net	$1,260	$1,165

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

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gain on disposal of assets, net:
Proceeds from sale of assets	$(2)	$(3)	$(2)	$(3)
Proceeds from FCC - Repack	-	(3)	(5)	(7)
Net book value of assets disposed	2	4	2	5
Other	-	1	-	-
Total	$-	$(1)	$(5)	$(5)

Purchase of property and equipment:
Recurring purchases - operations			$67	$39
Assembly Atlanta development			92	80
Repack			-	2
Total			$159	$121

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

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$16	$10
Provision for credit losses	(1)	1
Amounts written off	-	(1)
Ending balance	$15	$10

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our balance sheets. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $13 million of revenue in the six-months ended June 30, 2022 that was included in the deposit liability balance as of December 31, 2021. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $19 million and $13 million as of June 30, 2022 and December 31, 2021, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Market and service type:
Broadcast Advertising:
Core advertising	$366	$279	$731	$539
Political	90	6	116	15
Total advertising	456	285	847	554
Retransmission consent	382	242	775	489
Production companies	13	10	36	24
Other	17	10	37	24
Total revenue	$868	$547	$1,695	$1,091

Sales channel:
Direct	$536	$358	$1,087	$715
Advertising agency intermediary	332	189	608	376
Total revenue	$868	$547	$1,695	$1,091

3.      Acquisition

On April 1, 2022, we acquired television station WKTB-TV the Telemundo Network Group, LLC affiliate in the Atlanta, Georgia market (DMA 10), as well as certain digital media assets, for a combined purchase price of $31 million, using cash on hand (the “Telemundo Atlanta Transaction”).

The following table summarizes the preliminary values of the assets acquired and resulting goodwill of the Telemundo Atlanta Transaction (in millions):

Accounts receivable, net	$1
Property and equipment and other assets	1
Goodwill	10
Broadcast licenses	1
Network affiliation	14
Other intangible assets	4
Total	$31

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

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from 3 to 40 years.

Amounts related to network affiliation and other intangible assets are being amortized over their estimated useful lives of approximately 1 to 4 years.

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

4.       Long-term Debt

As of June 30, 2022 and December 31, 2021, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	June 30,	December 31,
	2022	2021
Long-term debt :
2019 Senior Credit Facility:
2017 Term Loan	$545	$595
2019 Term Loan	1,190	1,190
2021 Term Loan	1,493	1,500
2026 Notes	700	700
2027 Notes	750	750
2030 Notes	800	800
2031 Notes	1,300	1,300
Total outstanding principal, including current portion	6,778	6,835
Unamortized deferred loan costs - 2017 Term Loan	(6)	(7)
Unamortized deferred loan costs - 2019 Term Loan	(23)	(27)
Unamortized deferred loan costs - 2021 Term Loan	(5)	(5)
Unamortized deferred loan costs - 2026 Notes	(4)	(5)
Unamortized deferred loan costs - 2027 Notes	(8)	(8)
Unamortized deferred loan costs - 2030 Notes	(12)	(13)
Unamortized deferred loan costs - 2031 Notes	(17)	(18)
Unamortized premium - 2026 Notes	2	3
Less current portion	(15)	(15)
Long-term debt, less deferred financing costs	$6,690	$6,740

Borrowing availability under Revolving Credit Facility	$496	$497

As of June 30, 2022, the interest rates on the balances outstanding under the 2017 Term Loan, the 2019 Term Loan and the 2021 Term Loan were 3.6%, 3.6% and 4.1% respectively. We expect that interest rates applicable to the 2019 Senior Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings under the 2019 Senior Credit Facility. The 2017 Term Loan, 2019 Term Loan and the 2021 Term Loan mature on February 7, 2024, January 2, 2026 and December 1, 2028, respectively.

As of June 30, 2022, the aggregate minimum principal maturities of our long term debt for the remainder of 2022 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	2031 Notes	Total
Remainder of 2022	$8	$-	$-	$-	$-	$8
2023	15	-	-	-	-	15
2024	560	-	-	-	-	560
2025	15	-	-	-	-	15
2026	1,205	700	-	-	-	1,905
2027	15	-	750	-	-	765
Thereafter	1,410	-	-	800	1,300	3,510
Total	$3,228	$700	$750	$800	$1,300	$6,778

As of June 30, 2022, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of June 30, 2022 and December 31, 2021, we were in compliance with all required covenants under all our debt obligations.

For all of our interest bearing obligations, we made interest payments of approximately $153 million and $89 million during the six-months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we capitalized $2 million of interest payments related to our Assembly Atlanta project. We did not capitalize any interest payments during the six-months ended June 30, 2021.

In the six-months ended June 30, 2022, we paid the required principal reductions of $8 million of our 2021 Term Loan and voluntarily pre-paid $50 million of the outstanding principal balance of our 2017 Term Loan.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, the carrying amount of our long-term debt was $6.7 billion and $6.8 billion, respectively, and the fair value was $6.1 billion and $6.9 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 15 and June 15, 2022 and 2021, payable on March 31 and June 30, 2022 and 2021. The total dividends declared and paid during the six-months ended June 30, 2022 and 2021 was approximately $15 million.

On May 5, 2022, our shareholders approved, and our Board of Directors adopted, our 2022 Equity and Incentive Compensation Plan (the “2022 EICP”). The 2022 EICP replaced our 2017 Equity and Incentive Compensation Plan. Under the 2022 EICP, 5.5 million shares of our common stock and 2.2 million shares of our Class A common stock were added to our shares authorized for issuance. Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of June 30, 2022, we had reserved 7.5 million shares and 2.8 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2021, we had reserved 2.8 million shares and 0.8 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

During the six-months ended June 30, 2022, we repurchased 2.6 million shares of our common stock under our share repurchase programs for $50 million. As of June 30, 2022, approximately $124 million was available to repurchase shares of our common stock and/or Class A common stock under these programs.

7.      Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our condensed consolidated statements of operations. During the six-months ended June 30, 2022, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plans. During the remainder of 2022, we expect to contribute $4 million to these plans.

During the six-month period ended June 30, 2022, we contributed $9 million in matching cash contributions, and shares of our common stock valued at $7 million for our 2021 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2021 and accrued as of December 31, 2021. Based upon employee participation as of June 30, 2022, during the remainder of 2022, we expect to contribute $7 million of matching cash contributions to this plan.

8.      Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2022 and 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense, gross	$6	$4	$11	$7
Income tax benefit at our statutory rate associated with stock-based compensation	(2)	(1)	(3)	(1)
Stock-based compensation expense, net	$4	$3	$8	$6

All shares of common stock and Class A common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2022 and 2021, respectively, is as follows:

	Six Months Ended
	June 30, 2022		June 30, 2021
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	1,035,728	$19.69	917,533	$16.84
Granted (1)	400,927	$21.68	343,402	$18.73
Vested	(341,918)	$19.03	(580,963)	$15.48
Outstanding - end of period (1)	1,094,737	$20.62	679,972	$18.96

Restricted stock - Class A common:
Outstanding - beginning of period (1)	720,421	$18.22	480,042	$16.10
Granted (1)	250,448	$20.52	233,425	$17.67
Vested	(229,758)	$16.99	(248,539)	$15.00
Outstanding - end of period (1)	741,111	$19.38	464,928	$17.47

Restricted stock units - common stock:
Outstanding - beginning of period	125,247	$19.02	90,184	$18.92
Granted	259,079	$23.87	95,115	$19.05
Vested	(108,921)	$19.03	(60,052)	$18.92
Forfeited	(1,260)	$19.05	-	$0.00
Outstanding - end of period	274,145	$23.60	125,247	$19.02

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of June 30, 2022, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six-months ended June 30, 2022.

As of June 30, 2022, the weighted-average remaining term of our operating leases was approximately 10 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.67%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and six-months ended June 30, 2022 and 2021, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$4	$3	$8	$6
Short-term lease expense	-	-	1	1
Total lease expense	$4	$3	$9	$7

The maturities of operating lease liabilities as of June 30, 2022, for the remainder of 2022 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2022	$7
2023	13
2024	12
2025	11
2026	9
Thereafter	48
Total lease payments	100
Less: Imputed interest	(28)
Present value of lease liabilities	$72

10.     Commitments and Contingencies

Legal Matters. We are and expect to continue to be subject to legal actions, proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, proceedings and claims will not materially affect our financial position, results of operations or cash flows, although legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could have a material adverse impact on our financial position, results of operations or cash flows.

Assembly Atlanta. On June 1, 2022, we announced that we have entered into a long-term agreement with NBCUniversal Media, LLC (“NBCU”) for NBCU to lease and operate new state-of-the-art studio facilities at our Assembly Atlanta development that is currently under construction.

Assembly Atlanta is expected to be a 135-acre mixed-use real estate complex centered around the studio industry at the former site of the General Motors Assembly Plant, located in the City of Doraville, Georgia. The Assembly Atlanta development includes the 43 acre Assembly Studios complex.

Under the terms of the lease, NBCU will manage all studio and production facilities on-site within the Assembly Studios complex, including Gray’s own studio facilities and Gray’s Third Rail Studios. This arrangement is expected to leverage NBCU’s extensive experience and expertise in managing studio lots, ensure consistency across all the studio operations and leasing opportunities for third parties, and permit Gray to retain its focus on its own video production business.

In addition to the Assembly Studios complex, current plans for Assembly Atlanta include mixed use and commercial buildings around a town center concept, when completed in the next five to seven years. We anticipate selling and leasing various parcels to third parties to construct and operate related retail, residential, office, and other amenities within the Assembly Atlanta complex, outside of Assembly Studios. We expect that our capital expenditures related to Assembly Atlanta will be within a range of $130 million to $140 million in 2022, and will be within a range of $80 million to $90 million in 2023. These capital expenditure amounts are net of currently anticipated proceeds from property sales and certain other incentive payments that we expect to receive.

11.    Goodwill and Intangible Assets

A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-months ended June 30, 2022 is as follows (in millions):

	Net Balance at				Net Balance at
	December 31,	Acquisitions			June 30,
	2021	and Adjustments	Impairments	Amortization	2022

Goodwill	$2,649	$8	$-	$-	$2,657
Broadcast licenses	5,303	11	-	-	5,314
Finite-lived intangible assets	825	18	-	(104)	739
Total intangible assets net of accumulated amortization	$8,777	$37	$-	$(104)	$8,710

A summary of the changes in our goodwill, on a gross basis, for the six-months ended June 30, 2022, is as follows (in millions):

	As of			As of
	December 31,	Acquisitions		June 30,
	2021	and Adjustments	Impairments	2022

Goodwill, gross	$2,748	$8	$-	$2,756
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,649	$8	$-	$2,657

As of June 30, 2022 and December 31, 2021, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2022			As of December 31, 2021
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,367	$(53)	$5,314	$5,356	$(53)	$5,303
Goodwill	2,657	-	2,657	2,649	-	2,649
	$8,024	$(53)	$7,971	$8,005	$(53)	$7,952

Intangible assets subject to amortization:
Network affiliation agreements	$218	$(66)	$152	$204	$(44)	$160
Other definite lived intangible assets	1,055	(468)	587	1,051	(386)	665
	$1,273	$(534)	$739	$1,255	$(430)	$825

Total intangibles	$9,297	$(587)	$8,710	$9,260	$(483)	$8,777

Amortization expense for the six-months ended June 30, 2022 and 2021 was $104 million and $53 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2022 will be approximately $103 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2023, $197 million; 2024, $132 million; 2025, $121 million; 2026, $91 million; and 2027, $49 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

12.    Income Taxes

For the three-month and six-month periods ended June 30, 2022 and 2021, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income tax expense	$38	$15	$59	$30
Effective income tax rate	28%	28%	27%	28%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the six-months ended June 30, 2022, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 27% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 1%. For the six-months ended June 30, 2021, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 28% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 2%.

During the six-months ended June 30, 2022, we made $119 million of federal and state income tax payments, net of refunds. During the remainder of 2022, we anticipate making income tax payments (net of our expected $21 million refund) of approximately $70 million to $90 million. As of June 30, 2022, we have an aggregate of approximately $337 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

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

		Production
As of and for the six months ended June 30, 2022:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,659	$36	$-	$1,695
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	1,058	40	53	1,151
Depreciation and amortization	159	6	2	167
Gain on disposal of assets, net	(5)	-	-	(5)
Operating expenses	1,212	46	55	1,313
Operating income (loss)	$447	$(10)	$(55)	$382

Interest expense	$-	$-	$160	$160
Capital expenditures (excluding business combinations)	$66	$93	$-	$159
Goodwill	$2,612	$45	$-	$2,657
Total assets	$10,570	$343	$210	$11,123

For the six months ended June 30, 2021:

Revenue (less agency commissions)	$1,067	$24	$-	$1,091
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	715	26	43	784
Depreciation and amortization	95	6	2	103
Gain on disposal of assets, net	(5)	-	-	(5)
Operating expenses	805	32	45	882
Operating income (loss)	$262	$(8)	$(45)	$209

Interest expense	$-	$-	$95	$95
Capital expenditures (excluding business combinations)	$28	$6	$87	$121

As of December 31, 2021:

Goodwill	$2,604	$45	$-	$2,649
Total assets	$10,592	$269	$247	$11,108

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

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia, that is the nation’s second largest television broadcaster in terms of revenues. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households. This portfolio includes 80 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station. We also own video program companies Raycom Sports, Tupelo Media Group (formerly Tupelo Honey), PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Our revenues are derived primarily from broadcasting and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the six-months ended June 30, 2022 and 2021, we generated revenue of $1.7 billion and $1.1 billion, respectively.

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

●

On August 2, 2021, we completed the acquisition of all the equity interests of Quincy Media, Inc. Net of divestitures to facilitate regulatory approvals, this transaction added 10 television stations in eight local markets. Net of divestitures the purchase price was $553 million;

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

The following table summarizes the “Transaction Related Expenses” incurred in connection with the 2021 Acquisitions during the three and six-months ended June 30, 2022 and 2021, by type and by financial statement line item (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$1	$14	$3	$15
Incentive compensation and other severance costs	1	-	2	-
Total transaction related expenses	$2	$14	$5	$15

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcasting	$2	$-	$4	$-
Corporate and administrative	-	7	1	8
Miscellaneous expense, net	-	7	-	7
Total transaction related expenses	$2	$14	$5	$15

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During each of the six-months ended June 30, 2022 and 2021 approximately 28% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the six-months ended June 30, 2022 and 2021 approximately 15% and 19%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Assembly Atlanta. On June 1, 2022, we entered into a long-term agreement with NBCU, for NBCU to lease and operate new state-of-the-art studio facilities (Assembly Studios) at our Assembly Atlanta development that is currently under construction.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$366	42%	$279	51%	$731	43%	$539	49%
Political	90	10%	6	1%	116	7%	15	1%
Retransmission consent	382	44%	242	44%	775	46%	489	45%
Production companies	13	1%	10	2%	36	2%	24	2%
Other	17	3%	10	2%	37	2%	24	3%
Total	$868	100%	$547	100%	$1,695	100%	$1,091	100%

Results of Operations

Three-Months Ended June 30, 2022 (“the 2022 three-month period”) Compared to Three-Months Ended June 30, 2021 (“the 2021 three-month period”)

Revenue. Total revenue increased $321 million, or 59%, to $868 million in the 2022 three-month period. Total revenue increased primarily due to our 2021 Acquisitions that contributed $253 million. During the 2022 three-month period, excluding the impact of the 2021 Acquisitions:

●	Political advertising revenue increased by $50 million, resulting primarily from 2022 being the “on-year” of the two-year election cycle;
●	Retransmission consent revenue increased by $18 million due to an increase in rates;
●	Core advertising revenue and production company revenue were essentially unchanged from the second quarter of 2021;

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $174 million, or 49%, to $528 million in the 2022 three-month period. Total broadcasting expenses increased primarily due to our 2021 Acquisitions that contributed $153 million. During the 2022 three-month period, excluding the impact of the 2021 Acquisitions:

●	Payroll broadcasting expenses increased by approximately $8 million as a result of routine increases in compensation.
●

Non-payroll broadcasting expenses increased by approximately $12 million primarily because retransmission expense increased by $10 million, consistent with the increase in retransmission revenue, and $2 million of Transaction Related Expenses.

●	Broadcast non-cash stock-based compensation expense was approximately $1 million in each of the 2022 and 2021 three-month periods.

Production Company Expenses. Production company operating expenses were $14 million in the 2022 three-month period an increase of $5 million compared to the 2021 three-month period due to the lessening effects of the COVID-19 global pandemic which had affected production operations in prior periods.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) were $25 million in each of the 2022 and 2021 three-month periods. During the 2022 three-month period compensation expense increased by $5 million and other non-compensation expenses increased by $2 million. These increases were offset by reductions in Transaction Related Expenses of $7 million when compared to the 2021 three-month period. Non-cash stock-based compensation expenses increased to $4 million in the 2022 three-month period compared to $3 million in the 2021 three-month period.

Depreciation. Depreciation of property and equipment totaled $31 million for the 2022 three-month periods and $25 million for the 2021 three-month period. Depreciation increased primarily due to the addition of depreciable assets acquired in the 2021 Acquisitions.

Amortization. Amortization of intangible assets totaled $52 million in the 2022 three-month period and $27 million in the 2021 three-month period. Amortization increased primarily due to the addition of definite-lived intangible assets acquired in the 2021 Acquisitions.

Interest Expense. Interest expense increased $34 million to $81 million for the 2022 three-month period compared to $47 million in the 2021 three-month period. This increase was primarily attributable to the addition of debt related to the 2021 Acquisitions. In addition, average interest rates on our outstanding debt increased to 4.6% in the 2022 three-month period compared to 4.4% in the 2021 three-month period. Our average outstanding debt balance was $6.8 billion and $4.0 billion during the 2022 and 2021 three-month periods, respectively.

Income tax expense. During the 2022 three-month period, we recognized income tax expense of $38 million. During the 2021 three-month period, we recognized income tax expense of $15 million. For the 2022 three-month period and the 2021 three-month period, our effective income tax rate was 28% in each three month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2022 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% as a result of state income taxes that added 5% and permanent differences that added 2%.

Six-months Ended June 30, 2022 (“the 2022 six-month period”) Compared to Six-months Ended June 30, 2021 (“the 2021 six-month period”)

Revenue. Total revenue increased $604 million, or 55%, to $1.7 billion in the 2022 six-month period. Total revenue increased primarily due to our 2021 Acquisitions that contributed $487 million. During the 2022 six-month period, excluding the impact of the 2021 Acquisitions:

●	Political advertising revenue increased by $59 million, resulting primarily from 2022 being the “on-year” of the two-year election cycle;
●	Retransmission consent revenue increased by $39 million due to an increase in rates;
●	Core advertising revenue increased by $8 million primarily due to the lessening effects of the COVID-19 global pandemic which had affected our customers in prior periods;
●

Core advertising revenue from the broadcast of the 2022 Super Bowl on our NBC-affiliated stations was approximately $5 million, compared to $6 million that we earned from the broadcast of the 2021 Super Bowl on our CBS-affiliated stations and $8 million of revenue from the broadcast of the Olympic Games; and

●

Production company revenue increased by $1 million in the 2022 six-month period primarily due to the lessening effects of the COVID-19 global pandemic which had affected our customers in prior periods.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $343 million, or 48%, to $1.1 billion in the 2022 six-month period. Total broadcasting expenses increased primarily due to our 2021 Acquisitions that contributed $303 million. During the 2022 six-month period, excluding the impact of the 2021 Acquisitions:

●	Payroll broadcasting expenses increased by approximately $14 million as a result of routine increases in compensation.
●

Non-payroll broadcasting expenses increased by approximately $25 million primarily because retransmission expense increased $20 million, consistent with the increase in retransmission revenue, and $4 million of Transaction Related Expenses.

●	Broadcast non-cash stock-based compensation expense was $2 million and $1 million in the 2022 and 2021 six-month periods, respectively.

Production Company Expenses. Production company operating expenses were $40 million in the 2022 six-month period, an increase of $14 million compared to the 2021 six-month period. The increase is due to the lessening effects of the COVID-19 global pandemic which had affected production operations in prior periods, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $10 million, or 23%, to $53 million in the 2022 six-month period. These increases were primarily the result of routine increases in compensation expense of $9 million and increased non-compensation expenses of $1 million in the 2022 six-month period. Non-cash stock-based compensation expenses increased to $9 million in the 2022 six-month period compared to $6 million in the 2021 six-month period.

Depreciation. Depreciation of property and equipment totaled $63 million for the 2022 six-month period and $50 million for the 2021 six-month period. Depreciation increased primarily due to the addition of depreciable assets acquired in the 2021 Acquisitions.

Amortization. Amortization of intangible assets totaled $104 million in the 2022 six-month period and $53 million in the 2021 six-month period. Amortization increased primarily due to the addition of definite-lived intangible assets acquired in the 2021 Acquisitions.

Interest Expense. Interest expense increased $65 million to $160 million for the 2022 six-month period compared to $95 million in the 2021 six-month period. This increase was primarily attributable to the addition of debt related to the 2021 Acquisitions. In addition, average interest rates on our outstanding debt increased to 4.5% in the 2022 six-month period compared to 4.4% in the 2021 six-month period. Our average outstanding debt balance was $6.8 billion and $4.0 billion during the 2022 and 2021 six-month periods, respectively.

Income tax expense. During the 2022 six-month period, we recognized income tax expense of $59 million. During the 2021 six-month period, we recognized income tax expense of $30 million. For the 2022 six-month period and the 2021 six-month period, our effective income tax rate was 27% and 28%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2022 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate as a result of state income taxes that added 5% and permanent differences added 1%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$330	$238
Net cash used in investing activities	(201)	(177)
Net cash used in financing activities	(156)	(49)
Net (decrease) increase in cash	$(27)	$12

	As of
	June 30, 2022	December 31, 2021
Cash	$162	$189
Long-term debt, including current portion, less deferred financing costs	$6,705	$6,755
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under Revolving Credit Facility	$496	$497

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $330 million in the 2022 six-month period compared to $238 million in the 2021 six-month period, a net increase of $92 million. The increase was primarily the result of increases in net income of $83 million and a net increase of $53 million in non-cash expenses, primarily related to depreciation of fixed assets and amortization of definite-lived intangible assets. These increases were offset by a $44 million use of cash from changes in operating assets and liabilities in the 2022 six-month period.

Net cash used in investing activities was $201 million in the 2022 six-month period compared to net cash used in investing activities of $177 million for the 2021 six-month period. The increase in the amount used was largely due to construction in progress on the Assembly Atlanta project.

Net cash used in financing activities was $156 million in the 2022 six-month period compared to net cash used in financing activities of $49 million in the 2021 six-month period. During each period we used $26 million of cash to pay dividends to holders of our preferred stock. During the 2022 and 2021 six-month periods we used $16 million and $15 million, respectively, to pay dividends to holders of our common stock. In the 2022 six-month period, we used we used $58 million to pay down our outstanding indebtedness and $50 million to repurchase shares of our common stock on the open market.

Liquidity. Based on our debt outstanding and interest rates as of June 30, 2022, we estimate that we will make approximately $325 million in debt interest payments over the twelve months immediately following June 30, 2022. Interest rates have recently been increasing and may increase further over the remainder of 2022. Accordingly, our future debt interest payments may exceed our current estimate but we do not believe that the potential increase will have a material impact on our operations or liquidity.

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

Debt. As of June 30, 2022, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our 2026 Notes, our 2027 Notes, our 2030 Notes and our 2031 Notes. As of June 30, 2022, the 2019 Senior Credit Facility provided total commitments of $3.7 billion, consisting of our 2017 Term Loan, our 2019 Term Loan, our 2021 Term Loan and $496 million available under our Revolving Credit Facility. We were in compliance with the covenants in these debt agreements at June 30, 2022. In the six-months ended June 30, 2022, we paid the required principal reductions of $8 million of our 2021 Term Loan and voluntarily pre-paid $50 million of the outstanding principal balance of our 2017 Term Loan.

Capital Expenditures. We expect that our capital expenditures will range between approximately $120 million to $130 million during 2022 for routine purchases of broadcasting, production company and corporate purposes. In addition, we currently anticipate capital expenditures of between $130 million to $140 million in 2022, and approximately $80 million to $90 million in 2023 in connection with development of the Assembly Atlanta project.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2022 six-month period, we made $119 million of federal or state income tax payments. During the remainder of 2022, we anticipate making income tax payments (net of refunds) within a range of $80 million to $100 million. As of June 30, 2022, we have an aggregate of approximately $337 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

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

During the 2022 six-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2022, we expect to contribute $4 million to this pension plan.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2022 has not materially changed since December 31, 2021. Our market risk profile on December 31, 2021 is disclosed in our 2021 Form 10-K.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2022, for the reasons discussed below. Consistent with Managements’ Report on Internal Control over Financial Reporting disclosed in Part II, Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2021, we had identified a material weakness as a result of deficiencies identified in our controls over user access that did not adequately restrict or provision/deprovision user access related to certain financial reporting programs and did not ensure appropriate segregation of duties as it relates to review. Importantly, partly as a result of other internal controls over financial reporting, we did not identify any incidents of improper system access related to the material weakness, nor did the identified weakness result in any identified misstatements to our financial statements.  There were no changes made, and no future changes intended to be made, to previously released financial results as a result of this material weakness.

Since the issuance of our Managements’ Report on Internal Control over Financial Reporting disclosed in Part II, Item 9A. of our annual report on Form 10-K for the year end December 31, 2021, the Company has been engaged in processes to enhance our controls and procedures to remediate the material weakness and has taken additional actions to improve user access controls and appropriately segregate duties as it relates to review.  Specifically, the Company has taken the following actions:

●

In the second quarter of 2022, semiannual user access reviews were performed for the general ledger, journal entry processing, advertising revenue, retransmission revenue, accounts payable processing and payroll systems. The reviews were conducted by staff knowledgeable of the respective systems.

●

On April 1, 2022, the Company initiated a new monitoring control to review the timeliness of reporting all employee terminations to the human resources department so that terminated employees can be promptly deleted from any system access.

●

In April 2022, the Company implemented a new daily user access control that compares the daily payroll system employee termination report to the system user access databases for the general ledger, journal entry processing, advertising revenue, retransmission revenue and accounts payable processing systems. Appropriate system administrators are notified daily to remove terminated employee user access to the respective systems.

Management believes that the design implementation and operating effectiveness of the controls that are discussed above and have been implemented address the previously identified material weakness. In addition, management believes that our internal control over financial reporting was effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In addition to the control changes mentioned above, the Company made the following changes to its controls over the general ledger and journal entry processing as follows:

●	All journal entries in the journal entry system above $2 million were programed to require a second independent review

●	All account reconciliations require a second independent reviewer.

●	Effective for the second quarter of 2022 a quarterly monitoring control was established providing an independent review to assure:

o	All journal entries requiring an independent review were independently reviewed.

o	In the rare instances in which the system administrator created or posted a journal entry to correct a system issue, the entry is independently reviewed for appropriateness.

Except for the changes mentioned above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 3, 2022, under the 2019 Repurchase authorization, we entered into an issuer repurchase plan (the “2022 IRP”), under Rules 10b-18 and 10b5-1 of the Exchange Act. The 2022 IRP facilitated the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During the second quarter of 2022, we repurchased shares of our common stock on the open market under the 2022 IRP.

The following table summarizes repurchases of our common stock in the three-months ended June 30, 2022, all of which were pursuant to the 2022 IRP:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)

April 1, 2022 through April 30, 2022:	-	$-	-	$173,889,042

May 1, 2022 through May 31, 2022:	-	$-	-	$173,889,042

June 1, 2022 through June 30, 2022:	2,646,193	$18.87	2,646,193	$123,968,352

Total	2,646,193	$18.87	2,646,193

(1)	All Shares purchased were shares of common stock.
(2)	Amount excludes standard brokerage commissions.
(3)

The amounts presented at each respective month-end include the remaining dollar value available to purchase our common stock and/or our Class A common stock under our outstanding repurchase authorizations.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

10.1	Gray Television, Inc. 2022 Equity and Incentive Compensation Plan
31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: August 5, 2022	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer