Form 10-Q
period 2022-09-30
GRAY TELEVISION INC
filed 2022-11-04
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022 or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
85,521,216 shares outstanding as of October 28, 2022	7,573,222 shares outstanding as of October 28, 2022

INDEX

GRAY TELEVISION, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash	$144	$189
Accounts receivable, less allowance for credit losses of $12 and $16, respectively	615	624
Current portion of program broadcast rights, net	38	35
Income tax refund receivable	22	21
Prepaid income taxes	61	40
Prepaid and other current assets	54	54
Total current assets	934	963

Property and equipment, net	1,366	1,165
Operating leases right of use asset	73	70
Broadcast licenses	5,326	5,303
Goodwill	2,657	2,649
Other intangible assets, net	687	825
Investments in broadcasting, production and technology companies	125	117
Other	15	16
Total assets	$11,183	$11,108

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	September 30,	December 31,
	2022	2021
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$40	$59
Employee compensation and benefits	90	97
Accrued interest	86	52
Accrued network programming fees	39	34
Other accrued expenses	40	44
Federal and state income taxes	8	10
Current portion of program broadcast obligations	40	37
Deferred revenue	64	14
Dividends payable	14	13
Current portion of operating lease liabilities	10	9
Current portion of long-term debt	15	15
Total current liabilities	446	384

Long-term debt, less current portion and deferred financing costs	6,590	6,740
Program broadcast obligations, less current portion	2	5
Deferred income taxes	1,468	1,471
Accrued pension costs	16	24
Operating lease liabilities, less current portion	65	63
Other	14	14
Total liabilities	8,601	8,701

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares, at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 105,104,057 shares and 104,286,324 shares, respectively outstanding 85,521,216 shares and 87,539,056 shares, respectively	1,146	1,127
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,675,139 shares and 9,424,691 shares, respectively outstanding 7,573,222 shares and 7,426,512 shares, respectively	44	39
Retained earnings	1,076	869
Accumulated other comprehensive loss, net of income tax benefit	(27)	(27)
	2,239	2,008
Treasury stock at cost, common stock, 19,582,841 shares and 16,747,268 shares, respectively	(277)	(223)
Treasury stock at cost, class A common stock, 2,101,917 shares and 1,998,179 shares, respectively	(30)	(28)
Total stockholders’ equity	1,932	1,757
Total liabilities and stockholders’ equity	$11,183	$11,108

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue (less agency commissions):
Broadcasting	$889	$581	$2,548	$1,648
Production companies	20	20	56	44
Total revenue (less agency commissions)	909	601	2,604	1,692
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	537	384	1,595	1,099
Production companies	16	13	56	39
Corporate and administrative	27	32	80	75
Depreciation	33	26	96	76
Amortization of intangible assets	52	28	156	81
(Gain) loss on disposal of assets, net	(1)	51	(6)	46
Operating expenses	664	534	1,977	1,416
Operating income	245	67	627	276
Other expense:
Miscellaneous expense, net	(1)	(1)	(3)	(7)
Interest expense	(94)	(48)	(254)	(143)
Income before income taxes	150	18	370	126
Income tax expense	42	35	101	65
Net income (loss)	108	(17)	269	61
Preferred stock dividends	13	13	39	39
Net income (loss) attributable to common stockholders	$95	$(30)	$230	$22

Basic per share information:
Net income (loss) attributable to common stockholders	$1.04	$(0.32)	$2.47	$0.23
Weighted-average shares outstanding	91	95	93	94

Diluted per share information:
Net income (loss) attributable to common stockholders	$1.03	$(0.32)	$2.47	$0.23
Weighted-average shares outstanding	92	95	93	95
			.
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

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

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

Net income	-	-	-	-	62	-	-	-	-	-	62

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	307,885	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	250,448	-	333,382	-	-	(103,738)	(2)	(138,959)	(3)	-	(5)
Restricted stock unit awards	-	-	108,921	-	-	-	-	(32,958)	(1)	-	(1)

Stock-based compensation	-	2	-	3	-	-	-	-	-	-	5

Balance at March 31, 2022	9,675,139	$41	105,036,512	$1,137	$910	(2,101,917)	$(30)	(16,919,185)	$(227)	$(27)	$1,804

Net income	-	-	-	-	99	-	-	-	-	-	99

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	67,545	-	-	-	-	(17,463)	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(2,646,193)	(50)	-	(50)

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at June 30, 2022	9,675,139	$43	105,104,057	$1,141	$988	(2,101,917)	$(30)	(19,582,841)	$(277)	$(27)	$1,838

Net income	-	-	-	-	108	-	-	-	-	-	108

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Stock-based compensation	-	1	-	5	-	-	-	-	-	-	6

Balance at September 30, 2022	9,675,139	$44	105,104,057	$1,146	$1,076	(2,101,917)	$(30)	(19,582,841)	$(277)	$(27)	$1,932

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$269	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	76
Amortization of intangible assets	156	81
Amortization of deferred loan costs	12	9
Amortization stock-based compensation	17	10
Amortization of program broadcast rights	36	26
Payments on program broadcast obligations	(37)	(27)
Common stock contributed to 401(k) plan	-	1
Deferred income taxes	(4)	(18)
(Gain) loss on disposals of assets, net	(6)	46
Other	2	(6)
Changes in operating assets and liabilities:
Accounts receivable	9	6
Prepaid income taxes	(22)	(28)
Other current assets	1	33
Accounts payable	(20)	23
Employee compensation, benefits and pension cost	(5)	19
Accrued network fees and other expenses	10	(13)
Accrued interest	34	13
Income taxes payable	(2)	(17)
Deferred revenue	50	(12)
Net cash provided by operating activities	596	283

Investing activities:
Acquisitions of businesses and licenses, net of cash acquired	(53)	(956)
Proceeds from sale of television stations	-	470
Purchases of property and equipment	(298)	(154)
Proceeds from Repack reimbursement (Note 1)	7	10
Proceeds from asset sales	2	3
Investments in broadcast, production and technology companies	(16)	(37)
Other	(4)	-
Net cash used in investing activities	(362)	(664)

Financing activities:
Borrowings of long-term debt	-	250
Repayments of long-term debt	(161)	(250)
Repurchase of common stock	(50)	-
Payments of common stock dividends	(23)	(23)
Payments of preferred stock dividends	(39)	(39)
Deferred and other loan costs	-	(1)
Payments of taxes related to net share settlement of equity awards	(6)	(7)
Net cash used in financing activities	(279)	(70)
Net decrease in cash	(45)	(451)
Cash at beginning of period	189	773
Cash at end of period	$144	$322

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2021, which was derived from the Company’s audited financial statements as of December 31, 2021, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the periods ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Our financial condition as of, and operating results for the three and nine-months ended September 30, 2022, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2022.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2022 and 2021, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Weighted-average shares outstanding-basic	91	95	93	94
Common stock equivalents for stock options and restricted stock	1	-	-	1
Weighted-average shares outstanding-diluted	92	95	93	95

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of September 30, 2022 and December 31, 2021, consist of adjustments to our pension liability and the related income tax effect. Our comprehensive income for the nine-month periods ended September 30, 2022 and 2021 consisted solely of our net income. As of September 30, 2022 and December 31, 2021, the balances were as follows (in millions):

	September 30,	December 31,
	2022	2021

Accumulated balances of items included in accumulated other comprehensive loss:
Increase in pension liability	$(36)	$(36)
Income tax benefit	(9)	(9)
Accumulated other comprehensive loss	$(27)	$(27)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	September 30,	December 31,	Useful Lives
	2022	2021	(in years)
Property and equipment, net:
Land	$287	$277
Buildings and improvements	466	453	7	to	40
Equipment	991	961	3	to	20
Construction in progress	299	63
	2,043	1,754
Accumulated depreciation	(677)	(589)
Total property and equipment, net	$1,366	$1,165

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

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gain (loss) on disposal of assets, net:
Proceeds from sale of assets	$-	$-	$2	$3
Proceeds from FCC - Repack	2	4	7	10
Net book value of assets disposed	(1)	(2)	(3)	(6)
Non-cash loss on divestitures	-	(53)	-	(53)
Total	$1	$(51)	$6	$(46)

Purchase of property and equipment:
Recurring purchases - operations			$118	$57
Assembly Atlanta project			179	91
Repack			1	6
Total			$298	$154

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

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$16	$10
Provision for credit losses	(3)	2
Amounts written off	(1)	(1)
Ending balance	$12	$11

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our balance sheets. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $13 million of revenue in the nine-months ended September 30, 2022 that was included in the deposit liability balance as of December 31, 2021. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $51 million and $13 million as of September 30, 2022 and December 31, 2021, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Market and service type:
Advertising:
Core	$359	$292	$1,090	$831
Political	144	9	260	24
Total advertising	503	301	1,350	855
Retransmission consent	368	266	1,143	755
Production companies	20	20	56	44
Other	18	14	55	38
Total revenue	$909	$601	$2,604	$1,692

Sales channel:
Direct	$528	$402	$1,616	$1,117
Advertising agency intermediary	381	199	988	575
Total revenue	$909	$601	$2,604	$1,692

3.	Acquisition

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

The following table summarizes the preliminary values of the assets acquired and resulting goodwill of the Telemundo Atlanta Transaction (in millions):

Accounts receivable, net	$1
Property and equipment	1
Goodwill	10
Broadcast licenses	1
Network affiliation	14
Other intangible assets	4
Total	$31

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

As of September 30, 2022 and December 31, 2021, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	September 30,	December 31,
	2022	2021
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan (matures February 7, 2024)	$445	$595
2019 Term Loan (matures January 2, 2026)	1,190	1,190
2021 Term Loan (matures December 1, 2028)	1,489	1,500
2026 Notes (matures July 15, 2026)	700	700
2027 Notes (matures May 15, 2027)	750	750
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal, including current portion	6,674	6,835
Unamortized deferred loan costs - 2017 Term Loan	(5)	(7)
Unamortized deferred loan costs - 2019 Term Loan	(22)	(27)
Unamortized deferred loan costs - 2021 Term Loan	(5)	(5)
Unamortized deferred loan costs - 2026 Notes	(4)	(5)
Unamortized deferred loan costs - 2027 Notes	(7)	(8)
Unamortized deferred loan costs - 2030 Notes	(11)	(13)
Unamortized deferred loan costs - 2031 Notes	(17)	(18)
Unamortized premium - 2026 Notes	2	3
Less current portion	(15)	(15)
Net carrying value	$6,590	$6,740

Borrowing availability under Revolving Credit Facility	$496	$497

As of September 30, 2022, the interest rates on the balances outstanding under the 2017 Term Loan, the 2019 Term Loan and the 2021 Term Loan were 5.2%, 5.1% and 5.6% respectively. We expect that interest rates applicable to the 2019 Senior Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings under the 2019 Senior Credit Facility. The components of the Revolving Credit Facility mature at different times during the period from January 2, 2026 through December 1, 2026.

As of September 30, 2022, the aggregate minimum principal maturities of our long term debt for the remainder of 2022 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2021 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	2031 Notes	Total
Remainder of 2022	$4	$-	$-	$-	$-	$4
2023	15	-	-	-	-	15
2024	460	-	-	-	-	460
2025	15	-	-	-	-	15
2026	1,205	700	-	-	-	1,905
2027	15	-	750	-	-	765
Thereafter	1,410	-	-	800	1,300	3,510
Total	$3,124	$700	$750	$800	$1,300	$6,674

As of September 30, 2022, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of September 30, 2022 and December 31, 2021, we were in compliance with all required covenants under all our debt obligations.

For all our interest bearing obligations, we made interest payments of approximately $212 million and $121 million during the nine-months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we capitalized $4 million of interest payments related to our Assembly Atlanta project. We did not capitalize any interest payments during the nine-months ended September 30, 2021.

In the nine-months ended September 30, 2022, we paid the required principal reductions of $11 million of our 2021 Term Loan and voluntarily pre-paid $150 million of the outstanding principal balance of our 2017 Term Loan.

Subsequent Event. On November 1, 2022, we made an additional voluntary pre-payment of $100 million of the outstanding principal balance of our 2017 Term Loan.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, the carrying amount of our long-term debt was $6.6 billion and $6.8 billion, respectively, and the fair value was $6.0 billion and $6.9 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 15, June 15, and September 15, 2022 and 2021, payable on March 31, June 30, and September 30, 2022 and 2021. The total common stock and Class A common stock dividends declared and paid during each of the nine-month periods ended September 30, 2022 and 2021 was $23 million.

On May 5, 2022, our shareholders approved, and our Board of Directors adopted, our 2022 Equity and Incentive Compensation Plan (the “2022 EICP”). The 2022 EICP replaced our 2017 Equity and Incentive Compensation Plan. Under 2022 EICP, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of September 30, 2022, we had reserved 7.2 million shares and 2.8 million shares of our common stock and Class A common stock, respectively, for future issuance under our 2022 EICP. As of September 30, 2022, we also have 2.8 million shares of our common stock reserved for issuance under The Gray Television, Inc. Capital Accumulation Plan (the “401(k) Plan”).

During the nine-months ended September 30, 2022, we repurchased 2.6 million shares of our common stock under our share repurchase programs for $50 million. As of September 30, 2022, approximately $124 million was available to repurchase shares of our common stock and/or Class A common stock under these programs.

7.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous expense, net in our condensed consolidated statements of operations. During the nine-months ended September 30, 2022, the amount recorded as a benefit was not material. During the nine-months ended September 30, 2022, we contributed $4 million to this plan.

During the nine-month period ended September 30, 2022, we contributed $13 million in matching cash contributions, and shares of our common stock valued at approximately $7 million for our 2021 discretionary profit-sharing contributions, to the 401(k) Plan. The discretionary profit-sharing contribution was recorded as an expense in 2021 and accrued as of December 31, 2021. Based upon employee participation as of September 30, 2022, during the remainder of 2022, we expect to contribute approximately $3 million of matching cash contributions to this plan.

8.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2022 and 2021 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense, gross	$6	$3	$17	$10
Income tax benefit at our statutory rate associated with share-based compensation	(2)	(1)	(4)	(3)
Stock-based compensation expense, net	$4	$2	$13	$7

All shares of class A common stock and common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted class A common stock, common stock and restricted stock units activity for the nine-month periods ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended
	September 30, 2022		September 30, 2021
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	1,035,728	$19.69	917,533	$16.84
Granted(1)	400,927	$21.68	343,402	$18.73
Vested	(341,918)	$19.03	(613,179)	$15.48
Outstanding - end of period (1)	1,094,737	$20.62	647,756	$19.13

Restricted stock - class A common:
Outstanding - beginning of period (1)	720,421	$18.22	480,042	$16.10
Granted(1)	250,448	$20.52	233,425	$17.67
Vested	(229,758)	$16.99	(248,539)	$15.00
Outstanding - end of period (1)	741,111	$19.38	464,928	$17.47

Restricted stock units - common stock:
Outstanding - beginning of period	125,247	$19.02	90,184	$18.92
Granted	259,079	$23.87	95,115	$19.05
Vested	(108,921)	$19.03	(60,052)	$18.92
Forfeited	(1,260)	$19.05	-	$-
Outstanding - end of period	274,145	$23.60	125,247	$19.02

(1) For awards subject to future performance conditions, amounts assume target performance.

9.	Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of September 30, 2022, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine-months ended September 30, 2022.

As of September 30, 2022, the weighted-average remaining term of our operating leases was approximately 10 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.63%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and nine-months ended September 30, 2022 and 2021, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$4	$3	$13	$9
Short-term lease expense	1	1	2	2
Total lease expense	$5	$4	$15	$11

The maturities of operating lease liabilities as of September 30, 2022, for the remainder of 2022 and the succeeding years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2022	$4
2023	13
2024	13
2025	12
2026	10
Thereafter	51
Total lease payments	103
Less: Imputed interest	(28)
Present value of lease liabilities	$75

10.	Commitments and Contingencies

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

Assembly Atlanta is expected to be a 135-acre mixed-use real estate complex centered around the studio industry at the former site of the General Motors Assembly Plant, located in the City of Doraville, Georgia. The Assembly Atlanta development includes the 43-acre Assembly Studios complex.

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

We currently expect that our capital expenditures related to Assembly Atlanta will approximate $201 million for full-year 2022 and $73 million for full-year 2023. These projected capital expenditure amounts are net of currently anticipated proceeds from property sales and incentive payments that we expect to receive of approximately $43 million in the fourth quarter of 2022 and $59 million, at various times, during the first three quarters of 2023. We currently anticipate an additional $20 million of incentive payments after the third quarter of 2023. We can give no assurances of the actual proceeds to be received in the future from property sales and incentive payments, nor the timing of any such proceeds.

11.	Goodwill and Intangible Assets

A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-months ended September 30, 2022 is as follows (in millions):

	Net Balance at December 31, 2021	Acquisitions And Adjustments, Net	Impairments	Amortization	Net Balance at September 30, 2022

Broadcast licenses	$5,303	$23	$-	$-	$5,326
Goodwill	2,649	8	-	-	2,657
Finite-lived intangible assets	825	18	-	(156)	687
Total intangible assets net of accumulated amortization	$8,777	$49	$-	$(156)	$8,670

A summary of the changes in our goodwill, on a gross basis, for the nine-months ended September 30, 2022, is as follows (in millions):

	As of			As of
	December 31,	Net		September 30,
	2021	Additions	Impairments	2022

Goodwill, gross	$2,748	$8	$-	$2,756
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,649	$8	$-	$2,657

As of September 30, 2022 and December 31, 2021, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2022			As of December 31, 2021
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,380	$(54)	$5,326	$5,356	$(53)	$5,303
Goodwill	2,657	-	2,657	2,649	-	2,649
	$8,037	$(54)	$7,983	$8,005	$(53)	$7,952

Intangible assets subject to amortization:
Network affiliation agreements	$218	$(77)	$141	$204	$(44)	$160
Other finite lived intangible assets	1,055	(509)	546	1,051	(386)	665
	$1,273	$(586)	$687	$1,255	$(430)	$825

Total intangibles	$9,310	$(640)	$8,670	$9,260	$(483)	$8,777

Amortization expense for the nine-month periods ended September 30, 2022 and 2021 was $156 million and $81 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2022, we expect that amortization expense for the remainder of 2022 would be approximately $51 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2023, $197 million; 2024, $132 million; 2025, $121 million; 2026, $91 million; and 2027, $49 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

12.	Income Taxes

For the three and nine-month periods ended September 30, 2022 and 2021, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income tax expense	$42	$35	$101	$65
Effective income tax rate	28%	194%	27%	52%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the nine-month period ended September 30, 2022, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 27% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 1%. For the nine-month period ended September 30, 2021, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 52% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 3% and divestiture of component 2 goodwill resulted in an increase of 23%.

During the nine-months ended September 30, 2022, we made $128 million of federal and state income tax payments, net of refunds. During the remainder of 2022, we anticipate making income tax payments (before deducting refunds) of approximately $58 million to $68 million. As of September 30, 2022, we have approximately $337 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

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

		Production
As of and for the nine months ended September 30, 2022:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$2,548	$56	$-	$2,604
Operating expenses before depreciation, amortization and loss on disposal of assets, net:	1,595	56	80	1,731
Depreciation and amortization	240	10	2	252
Loss on disposal of assets, net	(6)	-	-	(6)
Operating expenses	1,829	66	82	1,977
Operating income (loss)	$719	$(10)	$(82)	$627

Interest expense	$-	$-	$254	$254
Capital expenditures (excluding business combinations)	$114	$181	$3	$298
Goodwill	$2,612	$45	$-	$2,657
Total assets	$10,565	$358	$260	$11,183

For the nine months ended September 30, 2021:

Revenue (less agency commissions)	$1,648	$44	$-	$1,692
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	1,099	39	75	1,213
Depreciation and amortization	146	9	2	157
(Gain) loss on disposal of assets, net	46	-	-	46
Operating expenses	1,291	48	77	1,416
Operating income (loss)	$357	$(4)	$(77)	$276

Interest expense	$-	$-	$143	$143
Capital expenditures (excluding business combinations)	$63	$88	$3	$154

As of December 31, 2021:

Goodwill	$2,604	$45	$-	$2,649
Total assets	$10,592	$269	$247	$11,108

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

Our revenues are derived primarily from broadcasting and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the nine-months ended September 30, 2022 and 2021, we generated revenue of $2.6 billion and $1.7 billion, respectively.

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

●

On August 2, 2021, we completed the acquisition of all the equity interests of Quincy Media, Inc. (“Quincy”). Net of divestitures to facilitate regulatory approvals, this transaction added 10 television stations in eight local markets. In connection with the acquisition we completed the divestiture to Allen Media (“Allen”) of television stations in seven markets previously owned by Quincy and located in our existing television markets, for an adjusted divestiture price of $398 million, which amount includes $18 million for working capital (the “Quincy Divestiture”). Net of divestitures the purchase price was $553 million;

●	On September 13, 2021, we completed the acquisition of Third Rail Studios for $27 million. The transaction represented an initial step in the broader development of Assembly Atlanta;
●

On September 23, 2021, to facilitate regulatory approvals for the acquisition of the Meredith Local Media Group (“Meredith”), we completed the divestiture of WJRT (ABC) in the Flint-Saginaw, Michigan market (DMA 64), to Allen for an adjusted purchase price of $72 million in cash, including working capital (the “Flint Divestiture”);

●	On November 9, 2021, to fund a portion of the purchase consideration for Meredith we issued $1.3 billion of our 2031 Notes;
●	On December 1, 2021, to fund a portion of the purchase consideration for Meredith we amended our Senior Credit facility and borrowed $1.5 billion under the 2021 Term Loan; and
●

On December 1, 2021, we completed the acquisition of Meredith for $2.8 billion net of one divestiture to facilitate regulatory approvals. This transaction added 17 television stations in 12 local markets to our operations.

The following table summarizes the “Transaction Related Expenses” incurred in connection with the 2021 Acquisitions during the three and nine-months ended September 30, 2022 and 2021, by type and by financial statement line item (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$1	$11	$4	$19
Incentive compensation and other severance costs	-	-	2	-
Termination of financing agreement	-	-	-	7
Total Transaction Related Expenses	$1	$11	$6	$26

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	$1	$-	$5	$-
Corporate and administrative	-	11	1	19
Miscellaneous (income) expense, net	-	-	-	7
Total Transaction Related Expenses	$1	$11	$6	$26

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During each of the nine-months ended September 30, 2022 and 2021, approximately 28% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the nine-months ended September 30, 2022 and 2021 approximately 16% and 18%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a lower percentage of total revenue in even-numbered years due to, among other things, the decreased availability of advertising time, as a result of such years being the “on-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$359	39%	$292	49%	$1,090	42%	$831	49%
Political	144	16%	9	2%	260	10%	24	1%
Retransmission consent	368	40%	266	44%	1,143	44%	755	45%
Production companies	20	2%	20	3%	56	2%	44	3%
Other	18	3%	14	2%	55	2%	38	2%
Total	$909	100%	$601	100%	$2,604	100%	$1,692	100%

Results of Operations

Three-Months Ended September 30, 2022 (“the 2022 three-month period”) Compared to Three-Months Ended September 30, 2021 (“the 2021 three-month period”)

Revenue. Total revenue increased $308 million, or 51%, to $909 million in the 2022 three-month period. Total revenue increased primarily due to our 2021 Acquisitions, that made a net impact of $249 million. During the 2022 three-month period, excluding the net impact of the 2021 Acquisitions:

●	Political advertising revenue increased by $73 million, resulting primarily from 2022 being the “on-year” of the two-year election cycle;

●	Retransmission consent revenue was unchanged;
●	Core advertising decreased by $11 million largely as a result of the increase in political advertising revenue that reduces the number of time slots that are available for us to sell.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $153 million, or 40%, to $537 million in the 2022 three-month period. Total broadcasting expenses increased primarily due to our 2021 Acquisitions that made a net impact of $142 million. During the 2022 three-month period, excluding the net impact of the 2021 Acquisitions:

●	Payroll broadcasting expenses increased by approximately $11 million as a result of routine increases in compensation.
●	Non-payroll broadcasting expenses increased by approximately $1 million.
●	Broadcast non-cash stock-based compensation expense was approximately $1 million in each of the 2022 and 2021 three-month periods.

Production company expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets) were $16 million in the 2022 three-month period, an increase of $3 million compared to the 2021 three-month period, due to the lessening effects of the COVID-19 global pandemic which had affected production operations in prior periods.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $5 million, or 16%, to $27 million. During the 2022 three-month period compensation expense increased by $4 million and professional services decreased by $9 million. These decreases were primarily reductions in Transaction Related Expenses when compared to the 2021 three-month period. Non-cash stock-based compensation expenses increased to $4 million in the 2022 three-month period compared to $3 million in the 2021 three-month period.

Depreciation. Depreciation of property and equipment totaled $33 million and $26 million in the 2022 three-month period and the 2021 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the 2021 Acquisitions.

Amortization. Amortization of intangible assets totaled $52 million and $28 million in the 2022 three-month period and the 2021 three-month period, respectively. Amortization increased primarily due to the addition of finite-lived intangible assets acquired in the 2021 Acquisitions.

(Gain) Loss on Disposals of Assets, Net. We reported a gain of $1 million in the 2022 three-month period and a loss on disposals of assets of $51 million in the 2021 three-month period. In the 2021 three-month period, we reported a non-cash loss of $48 million on the Quincy Divestiture transaction and a non-cash loss of $5 million on the Flint Divestiture. These losses were partially offset by gains on asset disposals from the FCC Repack process and in the normal course of business.

Interest Expense. Interest expense increased $46 million, or 96%, to $94 million for the 2022 three-month period compared to the 2021 three-month period. This increase was primarily attributable to the addition of debt related to the 2021 Acquisitions. The average interest rate, excluding amortization of deferred financing costs, on our total outstanding debt balance increased to 5.3% during the 2022 three-month period, compared to 4.4% during the 2021 three-month period. Our average outstanding debt principal balance was $6.7 billion and $4.0 billion during the 2022 and 2021 three-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $42 million and $35 million in the 2022 and 2021 three-month periods, respectively. Our effective income tax rates were 28% and 194% in the 2022 and 2021 three-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2022 three-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of 28% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income added 2%.

Nine-Months Ended September 30, 2022 (“the 2022 nine-month period”) Compared to Nine-Months Ended September 30, 2021 (“the 2021 nine-month period”)

Revenue. Total revenue increased $912 million, or 54%, to $2.6 billion in the 2022 nine-month period from the 2021 nine-month period. Total revenue increased primarily due to our 2021 Acquisitions that made a net impact of $735 million. During the 2022 nine-month period, excluding the net impact of the 2021 Acquisitions:

●	Political advertising revenue increased by $133 million, resulting primarily from 2022 being the “on-year” of the two-year election cycle;
●	Retransmission consent revenue increased by $37 million due to an increase in rates;
●	Core advertising revenue was unchanged;
●

Core advertising revenue from the broadcast of the 2022 Super Bowl on our NBC-affiliated stations was approximately $5 million, compared to $6 million that we earned from the broadcast of the 2021 Super Bowl on our CBS-affiliated stations and $8 million of revenue from the broadcast of the Olympic Games; and

●

Production company revenue increased by $8 million in the 2022 nine-month period primarily due to the lessening effects of the COVID-19 global pandemic which had affected our customers in prior periods.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $496 million, to $1.6 billion. Total broadcasting expenses increased primarily due to our 2021 Acquisitions that made a net impact of $452 million. During the 2022 nine-month period, excluding the impact of the 2021 Acquisitions:

●	Payroll broadcasting expenses increased by approximately $25 million as a result of routine increases in compensation.
●

Non-payroll broadcasting expenses increased by approximately $19 million primarily because retransmission expense increased $26 million, partially offset by decreases of $7 million in syndicated programming expenses.

●	Broadcast non-cash stock-based compensation expense was $3 million and $2 million in the 2022 and 2021 nine-month periods, respectively.

Production Company Expenses. Production company expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by approximately $17 million in the 2022 nine-month period to $56 million, compared to $39 million in the 2021 nine-month period. The increase is due to the lessening effects of the COVID-19 global pandemic which had affected production operations in prior periods, respectively.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $5 million, or 7%, to $80 million in the 2022 nine-month period compared to the 2021 nine-month period. These increases were primarily the result of routine increases in compensation expense of $12 million. Non-compensation expenses decreased by $8 million in the 2022 nine-month period primarily as a result of decreases in professional services costs. Non-cash stock-based compensation expenses increased to $14 million in the 2022 nine-month period compared to $9 million in the 2021 nine-month period.

Depreciation. Depreciation of property and equipment totaled $96 million and $76 million in the 2022 nine-month period and the 2021 nine-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets acquired in the 2021 Acquisitions.

Amortization. Amortization of intangible assets totaled $156 million and $81 million in the 2022 nine-month period and the 2021 nine-month period, respectively. Amortization increased primarily due to the addition of definite-lived intangible assets acquired in the 2021 Acquisitions.

(Gain) Loss on Disposals of Assets, Net. We reported non-cash gain on disposals of assets of $6 million in the 2022 nine-month period compared to a loss on disposals of assets of $46 million in the 2021 nine-month period. We reported a non-cash loss of $48 million on the Quincy Divestiture and a non-cash loss of $5 million on the Flint Divestiture in the 2021 nine-month period. These losses were partially offset by gains related to assets disposals from the Repack process and in the normal course of business.

Interest Expense. Interest expense was $254 million and $143 million in the 2022 and 2021 nine-month periods, respectively. This increase was attributable to both an increase in loan principal and increasing interest rates. The average interest rate, excluding amortization of deferred financing costs, on our total outstanding debt balance was 4.8% and 4.4% during the 2022 and 2021 nine-month periods, respectively. Our average outstanding debt balance was $6.8 billion and $4.1 billion during the 2022 and 2021 nine-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $101 million and $65 million in the 2022 and 2021 nine-month periods, respectively. Our effective income tax rates were 27% and 52% in the 2022 and 2021 nine-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2022 nine-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 27% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income added 1%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$596	$283
Net cash used in investing activities	(362)	(664)
Net cash used in financing activities	(279)	(70)
Decrease in cash	$(45)	$(451)

	As of
	September 30, 2022	December 31, 2021
Cash	$144	$189
Long-term debt, including current portion, less deferred financing costs	$6,605	$6,755
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under Revolving Credit Facility	$496	$497

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Net cash provided by operating activities was $596 million in the 2022 nine-month period compared to $283 million in the 2021 nine-month period. The increase of $313 million in the 2022 nine-month period was the result of a $208 million increase in net income, primarily due to increases in political advertising revenue. Our increase in net income included an increase of $74 million in net non-cash operating expenses. Approximately $31 million of cash was provided by changes in net working capital.

Net cash used in investing activities was $362 million in the 2022 nine-month period compared to net cash used in investing activities of $664 million for the 2021 nine-month period. The decrease in the amount used was largely due to a reduction in our acquisition activities in the 2022 nine-month period, compared to the 2021 nine-month period.

Net cash used in financing activities was approximately $279 million in the 2022 nine-month period compared to net cash used in financing activities of $70 million in the 2021 nine-month period. The primary reasons for the increase in cash used in the 2022 nine-month period, were the use of $161 million of cash to reduce our outstanding debt in the 2022 nine-month period. Also in the 2022 nine-month period, we used $50 million to repurchase shares of our common stock on the open market. In the 2021 nine-month period, we did not repurchase any shares of our common stock.

Liquidity

Based on our debt outstanding as of September 30, 2022, we estimate that we will make approximately $386 million in debt interest payments over the twelve months immediately following September 30, 2022. Interest rates have recently been increasing and may increase further over the remainder of 2022. Accordingly, our future debt interest payments may exceed our current estimate but we do not believe that the potential increase will have a material impact on our operations or liquidity.

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

Debt. As of September 30, 2022, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our 2026 Notes, our 2027 Notes, our 2030 Notes and our 2031 Notes. As of September 30, 2022, the 2019 Senior Credit Facility provided total commitments of $3.6 billion, consisting of our 2017 Term Loan, our 2019 Term Loan, our 2021 Term Loan and $496 million available under our Revolving Credit Facility. We were in compliance with the covenants in these debt agreements at September 30, 2022. In the nine-months ended September 30, 2022, we paid the required principal reductions of $11 million of our 2021 Term Loan and voluntarily pre-paid $150 million of the outstanding principal balance of our 2017 Term Loan. On November 1, 2022, we made an additional voluntary pre-payment of $100 million of the outstanding principal balance of our 2017 Term Loan.

Capital Expenditures. We expect that our capital expenditures will range between approximately $120 million to $130 million during 2022 for routine purchases of broadcasting, production company and corporate purposes. In addition, we currently expect that our capital expenditures related to Assembly Atlanta will approximate $201 million for full-year 2022 and $73 million for full-year 2023. These projected capital expenditure amounts are net of currently anticipated proceeds from property sales and incentive payments that we expect to receive of approximately $43 million in the fourth quarter of 2022 and $59 million, at various times, during the first three quarters of 2023. We currently anticipate an additional $20 million of incentive payments after the third quarter of 2023. We can give no assurances of the actual proceeds to be received in the future from property sales and incentive payments, nor the timing of any such proceeds.

Other

We file a consolidated federal income tax return and such state and local tax returns as required. During the 2022 nine-month period, we made $128 million of federal or state income tax payments. During the remainder of 2022, we anticipate making income tax payments (before deducting refunds) within a range of $58 million to $68 million. As of September 30, 2022, we have an aggregate of approximately $337 million of various state operating loss carryforwards, of which we expect that approximately half will be utilized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in refunds of federal and state income taxes of $22 million, that are currently outstanding.

During the 2022 nine-month period, we contributed $4 million to our defined benefit pension plan.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2022 has not materially changed since December 31, 2021. Our market risk profile on December 31, 2021 is disclosed in our 2021 Form 10-K.

Item 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, and having concluded that the material weakness in our internal control over financial reporting initially reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, respectively, has been remediated (as described below), management has concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

As further described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, we have implemented a series of remedial actions to address these control deficiencies. We have since successfully completed the testing of these remediated controls and management’s conclusions with respect to disclosure controls and procedures and internal control at September 30, 2022 are provided above.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.     Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: November 4, 2022	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer