Form 10-K
period 2022-12-31
GRAY TELEVISION INC
filed 2023-02-24
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation)	58-0285030 (I.R.S. Employer Identification No.)
4370 Peachtree Road, NE Atlanta, GA (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock (no par value)	GTN.A	New York Stock Exchange
common stock (no par value)	GTN	New York Stock Exchange

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2022: Class A common stock and common stock; no par value –$1,386,407,349.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
85,349,862 shares outstanding as of February 17, 2023	7,477,241 shares outstanding as of February 17, 2023

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders, are incorporated by reference into Part III.

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

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company US, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein and cannot guarantee the accuracy or completeness of such data.

General

We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 79 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising and from retransmission consent fees. For the years ended December 31, 2022, 2021 and 2020 our total revenue was $3.7 billion, $2.4 billion and $2.4 billion, respectively.

Markets and Stations

We believe a key driver for our strong market position is our focus on strong local news and information programming. We believe that our market position and our strong local teams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2022, our largest market, by revenue, was Phoenix, Arizona, which contributed 5% of our revenue. In 2021, our largest markets, by revenue, were Cleveland-Akron, Ohio and Charlotte, North Carolina, which each contributed approximately 4% of our revenue. Our top 10 markets by revenue contributed approximately 26% and 23% of our total revenue in the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, our CBS-affiliated channels accounted for approximately 39% of total revenue; our NBC-affiliated channels accounted for approximately 26% of total revenue; our FOX-affiliated channels accounted for approximately 14% of total revenue; and our ABC-affiliated channels accounted for approximately 11% of total revenue. We refer to CBS, NBC, ABC and FOX as the “Big Four” networks.

In each of our markets, we own and operate at least one television station broadcasting a primary channel affiliated with one of the Big Four networks. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. Nearly all of our stations broadcast secondary digital channels that are affiliated with various networks or are independent of any network. The terms of our affiliations with broadcast networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates through December 2025.

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

Television station revenue is derived primarily from local, regional and national advertising revenue (together “Core”) and retransmission consent fees. Television station revenue is also derived to a much lesser extent from studio and tower space rental fees and production activities. “Advertising” primarily refers to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content such as email messages, mobile applications, and other electronic content distributed by stations. Advertising rates are typically driven by: (i) the size of a station’s market; (ii) a station’s overall ratings; (iii) a program’s popularity among targeted viewers; (iv) the number of advertisers competing for available time; (v) the demographic makeup of the station’s market; (vi) the availability of alternative advertising media in the market; (vii) the presence of effective sales forces; and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications. Advertising rates can also be determined in part by the station’s ratings and market share among particular demographic groups that an advertiser may be targeting.

Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Strategy

Our success is based on the following strategies:

Grow by Leveraging our Diverse National Footprint. We serve a diverse and national footprint of television stations. We currently operate in DMAs ranked between 6 and 209. We operate in many markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are also diversified across our broadcast programming.

Maintain and Grow our Market Leadership Position. According to Nielsen, during 2022, our owned and operated television stations achieved the #1 ranking in overall audience in 79 of our 113 markets. In addition, our stations achieved the #1 and/or #2 ranking in overall audience in 101 of our 113 markets.

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

We also believe that our local market leadership positions help us in negotiating more beneficial terms in our major network affiliation agreements, which currently expire at various dates through December 2025, and in our syndicated programming agreements. These leadership positions also give us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators, and other multichannel video programming distributors (“MVPDs”).

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

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. We also consider the amount of leverage that an acquisition would entail and our ability to carry such additional leverage at and after the time of acquisition. Consistent with this strategy, we have completed several acquisition and divestiture transactions, including some that had a material impact on our results of operations, between late 2013 and early 2022. For more information on these transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in each of 2022, 2021 and 2020, which we may also refer to collectively as our “acquisitions,” our “recent acquisitions” or “the acquisitions.”

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

Continue to Maintain Prudent Cost Management. Historically, we have closely managed costs to maintain and improve our margins. We believe that our market leadership position provides additional negotiating leverage that enables us to lower, on a relative basis, our syndicated programming costs. We have increased the efficiency of our stations by automating video production and back-office processes. We believe that we will be able to further benefit from cost and operational efficiencies as we continue to grow.

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. In 2022, we made principal payments totaling $315 million reducing the balance outstanding under our Senior Credit Facility including both voluntary and required payments. In 2021 and in other recent years, we acted to improve the terms of our debt by amending or replacing our long-term debt to secure favorable terms while interest rates were at historically low levels. During 2021, we completed the acquisition of all the equity interests of Meredith Corporation (“Meredith”) and of Quincy Media, Inc. (“Quincy”), and other transactions including divestitures resulting from the Meredith and Quincy acquisitions (collectively, the “2021 Acquisitions”) using a financing plan composed of our cash on hand, attractively priced fixed rate debt, proceeds from divestitures, and amended our Senior Credit Facility. We continually evaluate opportunities to improve our balance sheet. For more information regarding acquisition transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein.

Stations

Our television stations serve local communities across the country. From our largest market in Atlanta, Georgia (DMA 6) to our smallest in North Platte, Nebraska (DMA 209), as tabulated by Nielsen, we inform, educate, entertain and connect each of these communities to their state, the nation and the whole world. Each of our stations have a local studio, tower, sales, technical and administrative personnel dedicated to their community. Our network affiliations include the Big Four networks and many more smaller networks. Nearly all stations also provide content through digital platforms including a local station website and one or more digital apps. For more information about our stations please visit our corporate website at www.gray.tv.

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

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2022, 2021 or 2020, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2022, 2021 and 2020 approximately 28%, 29% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2022, 2021 and 2020 approximately 17%, 17% and 21%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

Station Network Affiliations. In addition to affiliations with ABC, CBS, NBC and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network, the MeTV Network, Circle, Telemundo, Antenna TV and Cozi. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast independent and local news/weather channels in some markets.

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

Federal Regulation of the Television Broadcast Industry

General. Under the Communications Act of 1934, as amended (“Communications Act”), television broadcast operations such as ours are subject to the jurisdiction of the FCC. Among other things, the Communications Act empowers the FCC to: (i) issue, revoke and modify broadcasting licenses; (ii) regulate stations’ operations and equipment; and (iii) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior FCC approval.

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

Media Ownership Restrictions and FCC Proceedings. The FCC’s broadcast ownership rules affect the number, type and location of broadcast properties that we may hold or acquire. As part of its requirement to review its media ownership rules every four years, in late 2017 the FCC adopted significant changes to its ownership rules, which took effect in February 2018. The updated rules were temporarily vacated by a lower appeals court in 2019, but ultimately upheld by the Supreme Court of the United States and reinstated by the FCC in June 2021. The FCC’s current ownership rules generally prohibit an entity from acquiring “attributable” interests in two television stations in the same market if both are ranked among the top-four stations in the market. The FCC will consider waiver requests on a case-by-case basis. The rules also limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. Although the FCC has yet to adopt any final rules as a result of its 2018 review, in December 2022, the FCC began a new quadrennial review of its ownership rules with the issuance of a Public Notice seeking comments on competition in the local television marketplace, including, among other things: (i) ongoing trends or developments in the media marketplace; (ii) impact of the ownership rules on the American public as consumers of media, including whether adjustments should be made to the rules to account for changes in consumer behavior like the use of streaming services; (iii) the barriers to minority and female ownership of broadcast stations; and (iv) any additional legal or economic factors the FCC should consider beyond its traditional public policy goals of competition, localism, and diversity. Comments and reply comments in the 2022 quadrennial review will be due in early 2023.

Local TV Ownership Rules. The FCC’s current television ownership rules allow one entity to acquire two commercial television stations in a DMA as long as no more than one station is ranked among the top-four stations in the market (the “top-four” prohibition). An entity may retain ownership of the second station if it obtains top-four status after it is acquired. Waivers of the top-four prohibition will be considered on a case-by-case basis.

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

Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in another television broadcast station in the same area as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of media ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. 80a-3, a bank holding stock through its trust department, or an insurance company); (iv) any limited partnership interest or interest in a limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market television broadcast company; and (vi) time brokerage of a television broadcast station by a same-market television broadcast company providing more than 15 percent of the station’s weekly programming.

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

Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. The Communications Act bars the following from holding broadcast licenses: foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation. Foreign individuals or entities, collectively, may directly or indirectly own or vote no more than 20 percent of the capital stock of a licensee or 25 percent of the capital stock of a corporation that directly or indirectly controls a licensee. The 20 percent limit on foreign ownership of a licensee may not be waived. In September 2016, the Commission adopted an Order that allows broadcast licensees to file a petition for declaratory ruling seeking FCC approval to exceed the 25 percent foreign ownership benchmark for a parent company. The Commission also clarified the methodology for publicly traded broadcasters to assess compliance with the foreign ownership limits.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is more than $500,000 per incident. The FCC has sought comment on whether it should modify its indecency policies but has not yet issued a decision in this proceeding. The outcome of this proceeding could affect future FCC policies in this area, which could have a material adverse effect on our business.

EEO Rules. The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with EEO rules and may be sanctioned for noncompliance.

MVPD Retransmission of Local Television Signals. Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all cable systems and direct broadcast satellite systems serving its market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s signal without its consent (“retransmission consent”). Stations must make this election by October 1 every three years. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current election cycle commenced on January 1, 2021 and ends on December 31, 2023. During this period, our stations elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets.

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

Certain online video distributors (“OVDs”) have explored streaming broadcast programming over the internet without the consent of the copyright owner of the programming. The majority of federal courts have sided with broadcasters and enjoined OVDs from streaming broadcast programming without obtaining such copyright clearance.

On December 19, 2014, the FCC issued an NPRM seeking comment on its proposal to modernize the term “MVPD” to be technology neutral. If the NPRM proposal is adopted, an entity that uses the internet to distribute multiple streams of linear programming would be considered an MVPD and would have the same retransmission consent rights and obligations as other MVPDs, including the right to negotiate with television stations to carry their broadcast signals. The FCC also asked about the possible copyright implications of this proposal. We cannot predict the outcome of the FCC’s interpretive proceedings. Currently, a number of OVDs have obtained appropriate copyright authority and are retransmitting broadcast programming over the Internet, but have not been required to obtain separate retransmission consent from the broadcast stations being retransmitted.

In December 2019, the Satellite Television Community Protection and Promotion Act of 2019 and the Television Viewer Protection Act of 2019 (the “TVPA of 2019”) were signed into law. Among other things, these acts (i) made permanent the copyright license set out in Section 119 of the Copyright Act; (ii) limited eligibility for use of the Section 119 license to retransmit the signals of network television broadcast stations to unserved households to those satellite operators who provide local-into-local service to all DMAs; and (iii) modified the definition of unserved households to those households located in a “short market” (which, in turn, was defined as a local market in which programming of one or more of the top four networks is not offered on either the primary or multicast stream by any network station in that market). The TVPA of 2019 also made permanent the requirement that broadcasters and MVPDs negotiate in good faith and adds a provision that (i) allows MVPDs to designate a buying group to negotiate retransmission consent agreements on their behalf and (ii) requires large stations groups, such as us, to negotiate for retransmission consent in good faith with a qualified MVPD buying group. The rules that the FCC promulgated to implement those provisions of the TVPA of 2019 became effective in July 2020.

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

We believe that diversity, equity and inclusion are principles that drive innovation and should guide us as we build our teams. We have been working with professional consulting and training teams to support our diversity, equity, and inclusion efforts since 2019

●

Focusing on a safe and healthy workplace. We value our employees and are committed to providing a safe and healthy workplace. All employees are required to comply with company safety rules and expectations and are expected to actively contribute to making our company a safer place to work.

Employees

As of February 17, 2023, we had 8,942 full-time employees and 452 part-time employees, of which 517 full-time and 24 part-time employees at 14 stations were represented by various unions. We consider our relations with our employees to be good.

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

Currently we have a $6.5 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions under our Fifth Amended and Restated Credit Agreement (the “Senior Credit Facility”), we have the ability to incur significant additional debt, including secured debt under our $500 million revolving credit facility. The terms of the indenture (the “2031 Notes Indenture”) governing our outstanding 5.375% senior notes due 2031 (the “2031 Notes”), the indenture (the “2030 Notes Indenture”) governing our outstanding 4.750% senior notes due 2030 (the “2030 Notes”), the indenture (the “2027 Notes Indenture”) governing our outstanding 7.0% senior notes due 2027 (the “2027 Notes”) and the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and, together with the 2031 Notes Indenture, the 2030 Notes Indenture and the 2027 Notes Indenture, the “Existing Indentures” or the “Indentures” also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

In addition, certain of our variable debt uses the London Interbank Offered Rate ("LIBOR") as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain commonly used LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after June 30, 2023. The Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate ("SOFR") as the recommended alternative to LIBOR.

The replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.

Risks Related to Our Business

Operating Risks

The COVID-19 global pandemic has had and may continue to have an adverse impact on our business.

The COVID-19 global pandemic negatively impacted the global economy, disrupted consumer spending and created significant volatility and disruption of financial markets over the past three years. At some point during that time period, the COVID-19 global pandemic caused, and, in the future may again cause, adverse impacts on our clients that could result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our receivables. Consumer spending and changes in advertising generally may also be negatively impacted by general macroeconomic conditions, consumer confidence, supply chain disruptions, macroeconomic inflation and efforts to curtail inflation. All of these factors and more may negatively impact revenues. In addition, disruption of global financial markets as a result of the COVID-19 global pandemic and macroeconomic conditions has had, and could in the future, have a negative impact on our ability to access capital and/or access capital at the interest rates that are acceptable to us.

The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we cannot accurately predict or assess, including the the negative impact it has on global and regional economies and economic activity; changes in advertising customers and consumer behavior; and its short and longer-term impact on the levels of consumer confidence. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters rather than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during these periods. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd-numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale of advertising to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2022 and 2021, we derived approximately 14% and 2%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2022 and 2021, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2022, 2021 and 2020 approximately 28%, 29% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2022, 2021 and 2020 approximately 17%, 17% and 21%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the services sector, automotive or certain other industries, such as the medical, restaurant, communications, or furniture and appliances industries, declined.

We intend to continue to evaluate growth opportunities through strategic acquisitions, and there are significant risks associated with an acquisition strategy.

We intend to continue to evaluate opportunities for growth through selective acquisitions of television stations or station groups, subject to our commitment to reducing our leverage ratio over time. There can be no assurances that we will be able to identify any suitable acquisition candidates, and we cannot predict whether we will be successful in pursuing or completing any acquisitions, or what the consequences of not completing any acquisitions would be. Consummation of any proposed acquisition at any time may also be subject to various conditions such as compliance with FCC rules and policies. Consummation of acquisitions may also be subject to antitrust or other regulatory requirements. In addition, as we operate in a highly regulated industry, we could be subject to litigation, government investigations and enforcement actions on a variety of matters, the result of which could limit our acquisition strategy.

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

One of our most significant costs is for the purchase of television programming. If a particular program is not sufficiently popular among audiences in relation to the cost we pay for such program, we may not be able to sell enough related advertising time for us to recover the costs we pay to broadcast the program. We also must usually purchase programming several years in advance, and we may have to commit to purchase more than one year’s worth of programming, resulting in the incurrence of significant costs in advance of our receipt of any related revenue. We may also replace programs that are performing poorly before we have recaptured any significant portion of the costs we incurred in obtaining such programming or fully expensed the costs for financial reporting purposes. Any of these factors could reduce our revenues, result in the incurrence of impairment charges, or otherwise cause our costs to escalate relative to revenues.

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

Our business depends in large part on the success of our network affiliations. Nearly all of our stations are directly or indirectly affiliated with at least one of the four major broadcast networks pursuant to a separate affiliation agreement. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates beginning in the third quarter of 2023 through December 2025.

If we cannot enter into affiliation agreements to replace any agreements in advance of their expiration, we would no longer be able to carry the affiliated network’s programming. This loss of programming would require us to seek to obtain replacement programming. Such replacement programming may involve higher costs and may not be as attractive to our target audiences, thereby reducing our ability to generate advertising revenue, which could have a material adverse effect on our results of operations. Furthermore, our concentration of CBS and/or NBC affiliates makes us particularly sensitive to adverse changes in our business relationship with, and the general success of, CBS and/or NBC.

If we are able to renew or replace existing affiliation agreements, we can give no assurance that any future affiliation agreements will have economic terms or conditions equivalent to or more advantageous to us than our current agreements. If in the future a network or networks impose more adverse economic terms upon us, such event or events could have a material adverse effect on our business and results of operations.

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

We use computers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products. Such use exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events. These incidents could include, but are not limited to, unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, data corruption or operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation, financial consequences and reputational damage adversely affecting customer or investor confidence, any or all of which could adversely affect our business. While we have experienced an incident in the past, and may experience additional incidents in the future, we are not aware of any incident having a material adverse effect on our business, results of operations or financial condition to date. However, there can be no assurance that we will not experience future incidents that may be material. Although we have systems and processes in place to protect against risks associated with cyber incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity attacks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.

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

In addition, technological innovation and the resulting proliferation of programming alternatives, such as internet websites, mobile apps and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems have further fractionalized television viewing audiences and resulted in additional challenges to revenue generation. New technologies and methods of buying advertising also present an additional competitive challenge, as competitors may offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at more efficiently capturing advertising spend. The number of viewers and ratings of our television stations and advertising revenues in general may be impacted by viewers moving to these programming alternatives and alternate media content providers, a process known as “cord cutting” and “cord shaving.” As these programming alternatives continue to drive changes in consumer behavior and other consumption strategies our business and results of operations may be materially affected.

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

As of December 31, 2022, the book value of our broadcast licenses was $5.3 billion and the book value of our goodwill was $2.7 billion, in comparison to total assets of $11.2 billion. Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material adverse effect on our total assets.

We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements or otherwise adversely affect the accuracy, reliability or timeliness of our financial statements.

As described under Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021, we concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2021 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. This material weakness related to our controls over user access that did not adequately restrict or provision/deprovision user access related to certain financial reporting programs and did not ensure appropriate segregation of duties as it relates to review. During 2022, we completed the remediation measures related to the material weakness and we have concluded that our internal controls over financial reporting are effective as of December 31, 2022. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. Failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that may materially and adversely affect our business.

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

Our defined benefit pension plan obligations are currently funded, however, if certain factors worsen, we may have to make significant cash payments, which could reduce the cash available for our business.

We have funded obligations under our defined benefit pension plans. Notwithstanding that the Gray Pension Plan is frozen with regard to any future benefit accruals, the funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan’s assets or unfavorable changes in applicable laws or regulations may materially change the timing and amount of required plan funding, which could reduce the cash available for our business. In addition, any future decreases in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions.

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

Our Board of Directors reinstated a cash or stock dividend on both classes of our common stock beginning in the first quarter of 2021. The timing and amount of any future dividend is at the discretion of our Board of Directors, and they may be subject to limitations or restrictions in our Senior Credit Facility and other financing agreements, including our Series A Perpetual Preferred Stock, we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on our common stock or Class A common stock. As a result, if and to the extent an investor ascribes value to a dividend paying stock, the value of our common stock or Class A common stock may be correspondingly affected.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is more than $500,000 per incident, up to a maximum of more than $4 million for a continuing violation. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement policies without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision in this proceeding and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market.

The FCC’s ownership rules generally prohibit us from acquiring an “attributable interest” in two television stations that are located in the same market unless at least one of the stations is not ranked among the top-four stations in the market (the “top-four” prohibition). In November 2017, the FCC released an order that eliminated or relaxed several long-standing media ownership rules, including the requirement that, in addition to compliance with the “top-four” prohibition, common ownership of two stations in a single market was permissible only if eight or more independently-owned television stations would remain in the market (the “eight voices” test). However, in November 2019, the United States Court of Appeals for the Third Circuit vacated these rule changes and reinstated the prior, more restrictive, ownership rules, including the “eight voices” test. The Supreme Court of the United States granted the FCC’s petition for certiorari seeking review of the Third Circuit decision; and on April 1, 2021, the Supreme Court reversed the Third Circuit’s decision. As a result of the Supreme Court’s ruling, the FCC’s less restrictive ownership rules became effective on June 30, 2021. In December 2022, the FCC launched a new proceeding to consider whether further changes in the media ownership rules are necessary, which remains pending.

In November 2022, the FCC issued a forfeiture order finding that Gray’s acquisition of CBS programming from another broadcaster in the Anchorage market for Gray’s station KYES-TV was inconsistent with the local television ownership rule’s “top-four” prohibition given Gray’s ownership of KTUU-TV in the same market (a top-four ranked station) and imposed a fine of $518,283. Gray has brought a judicial challenge to the FCC’s order, which remains pending.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers as of February 17, 2023:

Hilton H. Howell, Jr., age 60, has served as our Executive Chairman and Chief Executive Officer since January 2, 2019. Prior to that, Mr. Howell served as our Chairman, Chief Executive Officer and President from June 2013 to December 2018. Mr. Howell is a member of the Executive Committee of the Board, has been a Director since 1993, and served as the Vice Chairman of the Board from 2002 to April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. In addition, he has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, from 1995 to 2001, and as Chairman of that company since February 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell also serves as a Director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a Director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors. Previously, Mr. Howell served as a board member of the National Association of Broadcasters and the NBC Affiliate Board.

Donald P. LaPlatney, age 63, has served as our President and Co-Chief Executive Officer since January 2, 2019. Prior to that, from July 2016 until the closing of the Raycom Merger, he served as Chief Executive Officer and President of Raycom, and served as member on their Board of Directors. Before that, he served as Chief Operating Officer of Raycom from April 2014 to July 2016, as Senior Vice President, Digital Media from April 2012 until April 2014, and as Vice President, Digital Media from August 2007 to April 2012. Prior to joining Raycom in 2007, Mr. LaPlatney held various executive positions at The Tube Media Corp., Westwood One, and Raycom Sports. In addition, Mr. LaPlatney serves as a board member of Circle and the National Association of Broadcasters. Previously, Mr. LaPlatney served as Chairman of the NBC Affiliate Board.

James C. Ryan, age 62, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Prior to that, he was our Senior Vice President from September 2002 to January 2016 and our Vice President from October 1998 to August 2002.

Kevin P. Latek, age 52, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Prior to that, he served as our Senior Vice President, Business Affairs since July 2013 and as our Vice President for Law and Development from March 2012 to June 2013. Prior to joining Gray, Mr. Latek practiced law in Washington, DC representing television and radio broadcasters and financial institutions in FCC regulatory and transactional matters. He is a member and officer of the CBS Affiliate Board and a past member of the FOX Affiliate Board of Governors. Mr. Latek serves as a board member of Circle.

Robert L. Smith, age 60, has served as our Chief Operating Officer since January 2019. Prior to that, he served as our Co-Chief Operating Officer from February 2016 to December 2018 and as our Senior Vice President from July 2013 to January 2016. He is a past director of the Wisconsin Broadcaster’s Board, and a member of the Madison Chamber of Commerce and the Rockford Chamber of Commerce.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively, under the symbols “GTN” and “GTN.A,” respectively.

As of February 17, 2023, we had 85,349,862 outstanding shares of common stock held by 29,947 stockholders and 7,477,241 outstanding shares of Class A common stock held by 400 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

For matters submitted to a shareholder vote, our restated articles of incorporation provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. Our restated articles of incorporation require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

During 2022 we have paid quarterly cash dividends totaling $0.32 per share on both classes of our common stock. While we have paid dividends to holders of our common stock on a quarterly basis since the beginning of 2021, any future payments of dividends will depend on our financial condition, results of operations, cash flows and such other factors as our Board of Directors deems relevant. In addition, the Senior Credit Facility and our Indentures each contain covenants that could restrict our ability to pay cash dividends on our capital stock, which are currently applicable. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

During 2022 we paid dividends on our outstanding 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”). Shares of the Preferred Stock accrue dividends on the face value in (A) cash at a rate of 8% per annum or, (B) at the Company’s option, in-kind at a rate of 8.5% per annum, as declared by our Board of Directors.

Stock Performance Graph

The following graphs compare the cumulative total return of our common stock and Class A common stock from January 1, 2018 to December 31, 2022, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on January 1, 2018. Any dividends are assumed to have been reinvested as paid.

	As of
	1/1/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Gray Television, Inc. common stock	$100	$88	$128	$107	$122	$69
NYSE Composite Index	$100	$91	$114	$122	$148	$134
TV Broadcasting Stations Index	$100	$83	$106	$93	$114	$95

	As of
	1/1/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Gray Television, Inc. Class A common stock	$100	$93	$139	$117	$131	$79
NYSE Composite Index	$100	$91	$114	$122	$148	$134
TV Broadcasting Stations Index	$100	$83	$106	$93	$114	$95

Issuer Purchases of Common Stock and Class A Common Stock

On November 5, 2019, our Board of Directors authorized the repurchase of up to $150 million of our outstanding common stock and/or our Class A common stock prior to December 31, 2022 (the “2019 Repurchase Authorization”). The 2019 Repurchase Authorization superseded all prior repurchase authorizations. The 2019 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “401k Plan”). On November 4, 2020, our Board of Directors increased the repurchase authorization under the 2019 Repurchase Authorization by $150 million and extended the authorization to December 31, 2023.

On June 3, 2022, under the 2019 Repurchase authorization, we entered into an issuer repurchase plan (the “2022 IRP”), under Rules 10b-18 and 10b5-1 of the Exchange Act. The 2022 IRP facilitated the orderly repurchase of our common stock through the establishment of the parameters for repurchases of our shares. During 2022, we repurchased 2.6 million shares of our common stock at an average price of $18.87 per share, excluding commissions, for a total cost of $50 million, on the open market under the 2022 IRP, after which the 2022 IRP was completed according to its terms.

As of December 31, 2022, approximately $124 million was available to repurchase shares of our common stock and/or Class A common stock under the 2019 Repurchase Authorization. Future share repurchases would be implemented through purchases made from time to time in either the open market or private transactions in accordance with applicable securities law requirements, including Rule 10b5-1. The extent to which we repurchase any of our shares, the number of shares and the timing of any repurchases will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. We are not required to repurchase a minimum number of shares, and the repurchase authorizations may be modified, suspended or terminated at any time without prior notice.

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

This section of our Annual Report on Form 10-K discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. A detailed discussion of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 79 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group (formerly Tupelo Honey), PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the years ended December 31, 2022, 2021 and 2020, we generated revenue of $3.7 billion, $2.4 billion and $2.4 billion, respectively.

Impact of the COVID-19 Global Pandemic and Related Government Restrictions on our Markets and Operations. The impact of the COVID-19 global pandemic, measures to prevent its spread, and supply chain and inflation that accompanied the lifting of such measures, continue to affect our businesses in a number of ways. The extent to which the COVID-19 global pandemic impacts our business, financial condition, results of operations and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the negative impact it has on global and regional economies and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that might be imposed in response to the pandemic; its short and longer-term impact on the levels of consumer confidence; and how economies, supply chains and capital markets recover after the COVID-19 global pandemic subsides. The COVID-19 global pandemic’s impact on the capital markets could impact our cost of borrowing. See “The “COVID-19” global pandemic has had and may continue to have an adverse impact on our business.” in Part I, Item 1A. “Risk Factors”.

Impact of Recent Acquisitions and Divestitures. During 2022, 2021 and 2020, we completed several transactions that have, collectively, had a significant impact on our financial condition, results of operations and cash flows. We refer to these transactions collectively as the “Acquisitions”. Please see Note 3. “Acquisitions and Divestitures” in our consolidated financial statements contained elsewhere herein for further discussion of the Acquisitions. The impact of the Acquisitions is described in more detail in the following discussion of our operating results. The most significant of the transactions were:

●

On April 7, 2021, we acquired land in the Atlanta suburb of Doraville, Georgia for an initial investment of approximately $80 million of cash. We acquired this property, in part, for the development of studio production facilities, currently in-progress. We refer to this development as “Assembly Atlanta”;

●

On August 2, 2021, we completed the acquisition of all the equity interests of Quincy Media, Inc. (“Quincy”). Net of divestitures to facilitate regulatory approvals, this transaction added 10 television stations in eight local markets. In connection with the acquisition we completed the divestiture to Allen Media (“Allen”) of television stations in seven markets previously owned by Quincy and located in our existing television markets, for an adjusted divestiture price of $401 million, which amount includes $21 million for working capital (the “Quincy Divestiture”). Net of divestitures the purchase price was $553 million;

●	On September 13, 2021, we completed the acquisition of Third Rail Studios for $27 million. The transaction represented an initial step in the broader development of Assembly Atlanta;
●

On September 23, 2021, to facilitate regulatory approvals for the acquisition of the Meredith Local Media Group (“Meredith”), we completed the divestiture of WJRT in the Flint-Saginaw, Michigan market, to Allen for an adjusted purchase price of $72 million in cash, including working capital (the “Flint Divestiture”);

●	On November 9, 2021, to fund a portion of the purchase price for Meredith we issued $1.3 billion of our 2031 Notes;
●	On December 1, 2021, to fund a portion of the purchase price for Meredith we amended our Senior Credit facility and borrowed $1.5 billion under the 2021 Term Loan; and
●	On December 1, 2021, we completed the acquisition of Meredith for $2.8 billion. This transaction added 17 television stations in 12 local markets to our operations.
●

On April 1, 2022, we acquired television station WKTB-TV which is an affiliate of the Telemundo Network for the Atlanta, Georgia market, as well as certain digital media assets, for a combined purchase price of $31 million, using cash on hand (the “Telemundo Atlanta Transaction”).

The following table summarizes the “Transaction Related Expenses” incurred in connection with the Acquisitions during the year ended December 31, 2022, 2021 and 2020, by type and by financial statement line item (in millions):

	Year Ended December 31,
	2022	2021	2020
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$6	$80	$1
Incentive compensation and other severance costs	2	-	-
Termination of sales representation and other agreements	-	1	-
Total Transaction Related Expenses	$8	$81	$1

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	$6	$3	$-
Corporate and administrative	2	71	1
Miscellaneous expense	-	7	-
Total Transaction Related Expenses	$8	$81	$1

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

●	Local and national advertising revenue on our NBC-affiliated stations increases in certain years as a result of broadcasts of the Olympic Games; and
●	Because our stations and markets are not evenly divided among the Big Four broadcast networks, our advertising revenue can fluctuate between years related to which network broadcasts the Super Bowl.

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2022, 2021 and 2020 approximately 28%, 29% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2022, 2021 and 2020 approximately 17%, 17% and 21%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, and the percentage contribution of each to our total revenue (dollars in millions):

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Revenue:
Core advertising	$1,496	41%	$1,190	50%	$969	40%
Political	515	14%	44	2%	430	18%
Retransmission consent	1,496	41%	1,049	43%	867	36%
Production companies	93	3%	73	3%	61	3%
Other	76	1%	57	2%	54	3%
Total	$3,676	100%	$2,413	100%	$2,381	100%

Results of Operations

Year Ended December 31, 2022 (“2022”) Compared to Year Ended December 31, 2021 (“2021”)

Revenue. Total revenue increased approximately $1.3 billion, or 52%, to $3.7 billion for 2022 compared to 2021, primarily as a result of the television stations acquired in our 2021 Acquisitions. Total revenue from the stations acquired in our 2021 Acquisitions increased by $974 million in 2022, compared to 2021. During 2022, excluding the net impact of the 2021 Acquisitions:

●	Political advertising revenue increased by $252 million, resulting primarily from 2022 being the “on-year” of the two-year election cycle;
●	Retransmission consent revenue increased by $31 million due to an increase in rates;
●	Core advertising revenue decreased by only $11 million, in spite of the large displacement caused by the increase in political advertising revenue;
●

Core advertising revenue from the broadcast of the 2022 Super Bowl on our NBC-affiliated stations was approximately $5 million, compared to $6 million that we earned from the broadcast of the 2021 Super Bowl on our CBS-affiliated stations and $8 million of revenue from the broadcast of the Olympic Games on or NBC-affiliated stations; and

●	Production company revenue increased by $16 million in 2022 primarily due to the lessening effects of the COVID-19 global pandemic which had affected our customers in prior periods.

Broadcasting operating expenses. Broadcasting operating expenses (before depreciation, amortization and gain on disposal of assets) increased $617 million, or 40%, to $2.2 billion for 2022, compared to 2021, primarily as a result of the television stations acquired in our 2021 Acquisitions. Broadcast expense from the stations acquired in our 2021 Acquisitions increased by $548 million in 2022, compared to 2021. During 2022, excluding the net impact of the 2021 Acquisitions:

●

Payroll broadcasting expenses increased by approximately $32 million in 2022, primarily as a result of routine increases in compensation, severance expenses related to Meredith Acquisition and increases in incentive compensation; and

●	Non-payroll broadcast operating expenses increased by approximately $38 million:
o	Retransmission expense increased by $33 million in 2022 consistent with the increased retransmission consent revenue;
o	Syndicated film and other broadcasting costs decreased by $7 million;
o	Promotional expenses increased by $5 million; and

o	Broadcast transaction related expenses were $6 million in 2022.

We recorded broadcast non-cash stock-based amortization expense of $4 million and $2 million in 2022 and 2021, respectively.

Production Company Operating Expenses. Production company operating expenses (before depreciation, amortization and gain on disposal of assets) increased by approximately $21 million in 2022 to $83 million, compared to $62 million 2021. These increases were primarily due to increases in professional services consistent with increasing business activity consistent with the diminished effects of the COVID-19 global pandemic and costs related to the Assembly Atlanta development.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $55 million, or 35%, to $104 million in 2022 compared to 2021. Primarily as a result of decreased transaction related professional services costs in 2022. We recorded corporate non-cash stock-based amortization expense of $18 million and $12 million in 2022 and 2021, respectively.

Depreciation. Depreciation of property and equipment totaled $129 million and $104 million for 2022 and 2021, respectively. Depreciation expense increased due to the 2021 Acquisitions and to purchases of property and equipment at our existing stations.

Amortization of intangible assets. Amortization of intangible assets totaled $207 million and $117 million for 2022 and 2021, respectively. Amortization expense increased due to the 2021 Acquisitions.

(Gain) loss on disposal of assets, net. We reported a gain on disposals of assets of $2 million in 2022 and a loss of $42 million in 2021. The gain in 2022 was the result of normal business activity. The losses in 2021 were primarily related the divestitures of television stations required in order to comply with regulatory requirements for the 2021 Acquisitions and to asset disposals from the FCC Repack process.

Interest expense. Interest expense increased $149 million, or 73%, to $354 million for 2022 compared to 2021 due to additional borrowings of $1.5 billion under our Senior Credit Facility and the issuance of $1.3 billion of our 2031 Notes to finance our acquisition of Meredith, at the end of 2021. Our borrowings in 2021, were partially offset by our voluntary and required prepayments in 2022, of amounts outstanding under our Senior Credit Facility totaling $315 million. During 2022, the average interest rate on our Senior Credit Facility increased consistent with market conditions. Excluding the amortization of deferred financing costs, the average interest rate on our Senior Credit Facility increased to 4.4% in 2022, from 2.6% in 2021.

Income tax expense. Our effective income tax rate decreased to a net provision of 26% for 2022 from 46% for 2021. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21%	21%
Current year permanent items	1%	20%
State and local taxes, net of federal taxes	4%	5%
Effective income tax expense rate	26%	46%

We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We estimate that these income tax payments, before deducting refunds, will be within a range of $90 million to $110 million in 2023.

Liquidity and Capital Resources

General. The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$829	$300	$652
Net cash used in investing activities	(503)	(3,534)	(211)
Net cash provided by financing activities	(454)	2,650	120
Net (decrease) increase in cash	$(128)	$(584)	$561

	December 31,
	2022	2021
Cash	$61	$189
Long-term debt, including current portion, less deferred financing costs	$6,455	$6,755
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under senior credit facility	$496	$497

Dividend on common stock and Class A common stock. Beginning in 2021, the Board declared a quarterly cash dividend of $0.08 per share of its common stock and Class A common stock. We paid cash dividends on our common stock and Class A common stock totaling $30 million and $31 million in the years ended December 31, 2022 and 2021, respectively.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2022 Compared to 2021

Net cash provided by operating activities increased $529 million to $829 million in 2022 compared to net cash provided by operating activities of $300 million in 2021. The increase in cash provided by operating activities was due primarily to the net impact of several factors including: an increase in net income of $365 million; an increase of $117 million in non-cash expenses; and a increase of $47 million due to changes in working capital balances.

Net cash used in investing activities was $503 million for 2022 compared to $3.5 billion for 2021. The net decrease was due primarily to the use of $58 million of cash in 2022, compared to $3.3 billion of cash in 2021, for acquisitions of businesses, net of divestiture proceeds. In addition, our purchases of property and equipment increased to $436 million in 2022, compared to $207 million in 2021. This increase was primarily related to the Assembly Atlanta project.

Net cash used in financing activities was $454 million in 2022 compared to net cash provided of $2.7 billion in 2021. The change in 2022, compared to 2021, was primarily due to our use of $315 million in 2022, to make voluntary and required payments of the amount outstanding under our Senior Credit Facility compared to cash provided by the borrowings of $1.5 billion in term loan financing under our Senior Credit Facility and the $1.3 billion of 2031 Notes to fund a portion of the cash consideration of the Meredith Transaction in 2021.

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

Our funding policy for the Gray Pension Plan is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2022, was 4.99%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2021 was 2.73%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. In 2022, we use an assumed rate of return of 6.25% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value mid-year contributions and benefit payments, were a loss of 12.0% for the year ended December 31, 2022, and a gain of 11.4% for the year ended December 31, 2021. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the Pri-2012 total mortality table and the MP-2021 projection scale published by the Society of Actuaries.

During each of the years ended December 31, 2022 and 2021, we contributed $4 million to the Gray Pension Plan, and we anticipate making a contribution of $4 million to the Gray Pension Plan in 2023. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

The Gray 401(k) Plan is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Employer contributions under the Gray 401(k) Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2022 and 2021, our matching contributions to our Capital Accumulation Plan were approximately $17 million and $15 million, respectively. For the years ended December 31, 2022 and 2021, we accrued contributions of approximately $9 million and $7 million respectively, as discretionary profit-sharing contributions, each in the form of our common stock.

In connection with the Meredith Transaction, on December 1, 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. As of December 31, 2022 and 2021, the Meredith Plan had combined plan assets of $14 million and $15 million and combined projected benefit obligations of $11 million and $17 million, respectively. A net asset of $3 million and a net liability of $2 million for this plan are recorded in our financial statements as of December 31, 2022 and 2021, respectively.

See Note 11 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning these retirement plans.

Capital Expenditures

We currently expect that our routine capital expenditures will range between approximately $105 million to $115 million during 2023 for broadcasting, production company and corporate purposes. In addition, we currently expect that our net capital expenditures related to the Assembly Atlanta project will range between $70 million and $75 million. This range is comprised of anticipated Assembly Atlanta construction expenditures of $195 million to $205 million, offset by anticipated proceeds from property sales and incentive payments of approximately $125 million to $130 million, at various times during 2023. We can give no assurances of the actual proceeds to be received in the future from property sales and incentive payments, nor the timing of any such proceeds.

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

The following are our material expected off balance sheet contractual obligations and commitments as of December 31, 2022:

●	Cash interest on long-term debt obligations including interest expense on long-term debt and required future principal repayments under those obligations.
●	Preferred Stock dividends
●	Programming obligations not currently accrued that represent obligations for syndicated television programming whose license period has not yet begun, or the program is not yet available.
●

Network affiliation agreements representing the fixed obligations under our current agreements with broadcast networks. Certain network affiliation agreements include variable fee components such as percentage of revenue or rate per subscriber. Our network affiliation agreements expire at various dates primarily through December 2025.

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

Subsequent Events

Marquee Transaction. On February 15, 2023, we announced that we have reached agreements with Marquee Broadcasting, Inc. (“Marquee”) through which we will sell television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchase television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million. The completion of the transactions is subject to regulatory and other approvals.

Securitization Facility. On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a three-year $300 million revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, for the purpose of providing additional liquidity in order to repay indebtedness under the Senior Credit Facility. The Securitization Facility permits the SPV to draw up to a total of $300 million, subject to the outstanding amount of the receivables pool and other factors. The Securitization Facility is subject to interest charges, at the one-month Secured Overnight Financing Rate (“SOFR”) plus 100 basis points on the amount of the outstanding facility. The SPV is also required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. On February 23, 2023, we drew $300 million under the Securitization Facility and intend to use the proceeds to pre-pay the outstanding principal balance of $295 million of Term Loan B under our Senior Credit Facility on March 1, 2023.

Under the Securitization Facility, the SPV will sell certain receivables and related rights (“Sold Receivables”) and guarantee the collection of the Sold Receivables and pledge the remaining receivables and related rights that it owns in order to secure such guarantee. We will service the accounts receivables on behalf of the SPV for a fee.

The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

The sale of receivables from SPV will be accounted for in the Company’s financial statements as a "true-sale" under Accounting Standards Codification ("ASC") Topic 860.

Interest Rate Cap. On February 23, 2023, we entered into interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Wells Fargo Bank, NA and Truist Bank, respectively. The caps have a combined fixed notional value of approximately $2.6 billion through the last business day in 2024 and then a reduction in notional value to approximately $2.1 billion until maturity on December 31, 2025. The agreement effectively limits the annual interest charged on all of our variable rate debt to a maximum one-month LIBOR rate of 5 percent, plus the Applicable Margin, as specified in our Senior Credit Facility. The Company is also required to pay aggregate fees in connection with the agreement of approximately $32 million that is due and payable on December 31, 2025. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in our variable rate debt and is not for speculative trading purposes.

Inflation

During 2022, we have experienced moderate inflation of our operating expenses and increases in interest rates on amounts outstanding under our Senior Credit Facility. There can be no assurance that further increases in the rate of inflation or interest rates in the future would not have an adverse effect on operating results.

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

Our estimates and assumptions have been materially accurate in the past and have not changed materially. We do not expect that these assumptions are likely to change materially in the future.

Annual Impairment Testing of Broadcast Licenses and Goodwill. We evaluate broadcast licenses and goodwill for impairment on an annual basis, or more often when certain triggering events occur. Goodwill is evaluated at the reporting unit level.

Our broadcasting operating segment is comprised of a single reporting unit. Each of the distinct businesses within our production companies operating segment represent a reporting unit. Therefore, we evaluate our goodwill for impairment for five reporting units. One reporting unit for all of our broadcast television operations and four for each of the distinct businesses within our production companies. The Company has considered the requirements as stipulated within ASC 350. Management has identified the applicable assets and liabilities for each of the reporting units in accordance with ASC 350.

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2022, we performed a qualitative assessment for 57 of our broadcast licenses and three of our reporting units. In 2021, we performed a qualitative assessment for 59 of our broadcast licenses and one of our reporting units.

As part of this qualitative assessment, we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory, and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to the reporting units’ carrying value since the last impairment test.

If we conclude that it is more likely than not that a broadcast license or reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we perform the quantitative assessment which involves comparing the estimated fair value of the broadcast license or reporting unit to its respective carrying value.

For our annual broadcast licenses impairment test in 2022, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our remaining broadcast licenses and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2022, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for one of our reporting units. We elected to perform a quantitative assessment for the remainder of our reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations.

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

As of December 31, 2022 and 2021, the recorded value of our broadcast licenses was $5.3 billion at each date. As of December 31, 2022 and 2021, the recorded value of our goodwill was $2.7 billion and $2.6 billion, respectively. See Note 13 “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein, for the results of our annual impairment tests for the years ended December 31, 2022, 2021 and 2020.

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

The methodology we used to value our stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2022, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Due to certain characteristics of a small number of the stations acquired in 2022 and 2021, we ascribed approximately $14 million and $136 million of the value of those transactions to network affiliations, respectively.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2022 (in millions, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2022):
Broadcast licenses	$5,331	$2,665	$3,998
Other intangible assets, net (including network affiliation agreements)	636	2,392	1,514

Statement of Operations (For the year ended December 31, 2022):
Amortization of intangible assets	207	357	282
Operating income	990	840	915
Net income attributable to common stockholders	403	291	347
Per share - basic	$4.38	$3.16	$3.77
Per share - diluted	$4.33	$3.13	$3.73

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes. As of December 31, 2022, we have an aggregate of approximately $344 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized. We expect that approximately $226 million of these state net operating loss carryforwards will not be utilized due to section 382 limitations and those that will expire prior to utilization.

Recent Accounting Pronouncements. See Note 1 “Description of Business and Summary of Significant Accounting Policies” of our audited consolidated financial statements included elsewhere herein for more information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through the management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding and, at times, the use of interest rate swap agreements. From time to time, we may enter into interest rate swap agreements or interest rate cap agreements to manage interest rate exposure with the following objectives:

●	managing current and forecasted interest rate risk while maintaining financial flexibility and solvency;
●

proactively managing our cost of capital to ensure that we can effectively manage operations and execute our business strategy, thereby maintaining a competitive advantage and enhancing shareholder value; and

●	complying with covenant requirements in our financing agreements.

Under the Senior Credit Facility, we pay interest based on a floating interest rate on balances outstanding. We pay a fixed rate of interest on the 2031 Notes, 2030 Notes, 2027 Notes and 2026 Notes. As of December 31, 2022, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as LIBOR or the prime rate. Also, as of that date, we were not a party to any interest rate swap or cap agreements. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

Based on our floating rate debt outstanding at December 31, 2022, a 100 basis point increase or decrease in market interest rates would have increased or decreased our interest expense and decreased or increased our income before income taxes for the year ended December 31, 2022 by approximately $30 million.

At December 31, 2022 and 2021, the recorded amount of our long-term debt, including current portion, was $6.5 billion and $6.8 billion, respectively, and the fair value of our long-term debt, including current portion, was $5.7 billion and $6.9 billion, respectively, as of December 31, 2022 and 2021. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

In the evaluation of internal control over financial reporting, management excluded the operations of WKTB-TV from the assessment of internal control over financial reporting as of December 31, 2022. These operations were excluded in accordance with the SEC’s general guidance because they were acquired in purchase business combinations in 2022. Collectively, these operations accounted for less than 1% of our total assets and total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Intangible Asset Impairment Assessment

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated broadcast licenses are $5.3 billion as of December 31, 2022 and are tested for impairment at least annually. In the Company’s assessment of impairment, management identified those broadcast licenses for which a qualitative assessment would be performed to determine whether it is more likely than not that the broadcast license is impaired. For those broadcast licenses for which the Company did not elect to perform a qualitative analysis, the Company performed a quantitative analysis which involves comparing the estimated fair value of the broadcast licenses to their respective carrying values. To estimate the fair value of the broadcast licenses, management used an income approach. Under this approach, the broadcast license value is based on the estimated after-tax discounted future cash flows of the license, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The assumptions considered by management in the analysis reflect historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

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

●

We tested management’s process for determining the fair value of the broadcast licenses subject to the quantitative impairment assessment.  We compared management’s forecasts of future revenue and operating margin to historical operating results for the Company’s similar existing broadcast licenses, as well as third-party market specific, industry data. We tested the assumptions related to the start-up years in the discounted cash flow model where there is no historical or third-party market data available to support those assumptions by evaluating the reasonableness of management’s build-up of revenues and operating margins over the start-up period.

●

We utilized our valuation specialist to assist in testing the Company’s discounted cash flow models and certain significant assumptions, including discount rates, for broadcast licenses subject to a quantitative impairment assessment.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Atlanta, Georgia

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Gray Television, Inc. 's (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded the operations of WKTB-TV from their assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination in 2022. We have also excluded the WKTB-TV from our audit of internal control over financial reporting. Collectively, these operations accounted for less than 1% of the total assets and total revenues, as reported in the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2022.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gray Television, Inc. and subsidiaries as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements and schedule of the Company and our report dated February 24, 2023 expressed an unqualified opinion.

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

/s/ RSM US LLP

Atlanta, Georgia

February 24, 2023

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$61	$189
Accounts receivable, less allowance for credit losses of $16 and $16, respectively	650	624
Current portion of program broadcast rights, net	27	35
Income tax refunds receivable	22	21
Prepaid income taxes	43	40
Prepaid and other current assets	54	54
Total current assets	857	963

Property and equipment, net	1,466	1,165
Operating lease right of use asset	75	70
Broadcast licenses	5,331	5,303
Goodwill	2,663	2,649
Other intangible assets, net	636	825
Investments in broadcasting and technology companies	105	117
Deferred pension assets	5	-
Other	14	16
Total assets	$11,152	$11,108

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2022	2021
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$55	$59
Employee compensation and benefits	98	97
Accrued interest	60	52
Accrued network programming fees	39	34
Other accrued expenses	50	44
Federal and state income taxes	15	10
Current portion of program broadcast obligations	29	37
Deferred revenue	24	14
Dividends payable	14	13
Current portion of operating lease liabilities	10	9
Current portion of long-term debt	15	15
Total current liabilities	409	384

Long-term debt, less deferred financing costs	6,440	6,740
Program broadcast obligations, less current portion	1	5
Deferred income taxes	1,454	1,471
Accrued pension costs	-	24
Operating lease liabilities, less current portion	68	63
Other	14	14
Total liabilities	8,386	8,701

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares issued 105,104,057 shares and 104,286,324 shares, respectively outstanding 85,467,271 shares and 87,539,056 shares, respectively	1,150	1,127
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,675,139 shares and 9,424,691 shares, respectively outstanding 7,544,415 shares and 7,426,512 shares, respectively	45	39
Retained earnings	1,242	869
Accumulated other comprehensive loss	(12)	(27)
	2,425	2,008
Treasury stock at cost, common stock, 19,636,786 shares and 16,747,268 shares, respectively	(278)	(223)
Treasury stock at cost, Class A common stock, 2,130,724 shares and 1,998,179 shares, respectively	(31)	(28)
Total stockholders’ equity	2,116	1,757
Total liabilities and stockholders’ equity	$11,152	$11,108

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for net income per share data)

	Year Ended December 31,
	2022	2021	2020

Revenue (less agency commissions):
Broadcasting	$3,583	$2,340	$2,320
Production companies	93	73	61
Total revenue (less agency commissions)	3,676	2,413	2,381
Operating expenses before depreciation, amortization, and (gain) loss on disposals of assets, net:
Broadcasting	2,165	1,548	1,340
Production companies	83	62	52
Corporate and administrative	104	159	65
Depreciation	129	104	96
Amortization of intangible assets	207	117	105
(Gain) loss on disposal of assets, net	(2)	42	(29)
Operating expenses, net	2,686	2,032	1,629
Operating income	990	381	752
Other expense:
Miscellaneous expense, net	(4)	(8)	(5)
Impairment of investment	(18)	-	-
Interest expense	(354)	(205)	(191)
Loss on early extinguishment of debt	-	-	(12)
Income before income taxes	614	168	544
Income tax expense	159	78	134
Net income	455	90	410
Preferred stock dividends	52	52	52
Net income attributable to common stockholders	$403	$38	$358

Basic per share information:
Net income attributable to common stockholders	$4.38	$0.40	$3.73
Weighted average shares outstanding	92	95	96

Diluted per share information:
Net income attributable to common stockholders	$4.33	$0.40	$3.69
Weighted average shares outstanding	93	95	97

Dividends declared per common share	$0.32	$0.32	$-

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2022	2021	2020

Net income	$455	$90	$410

Other comprehensive income (loss):
Adjustment to pension liability	20	16	(10)
Income tax expense (benefit) of adjustment to pension liability	5	4	(2)
Other comprehensive income (loss)	15	12	(8)

Comprehensive income	$470	$102	$402

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for number of shares)

						Treasury Stock				Accumulated
	Class A					Class A		Treasury Stock		Other
	Common Stock		Common Stock		Retained	Common Stock		Common Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2019	8,768,959	$31	101,746,860	$1,093	$504	(1,887,767)	$(26)	(9,088,498)	$(107)	$(31)	$1,464

Net income	-	-	-	-	410	-	-	-	-	-	410

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(8)	(8)

Issuance of common stock:
401(k) Plan	-	-	430,899	4	-	-	-	-	-	-	4
2007 Long Term Incentive Plan - stock options exercised	-	-	274,746	-	-	-	-	(154,935)	(2)	-	(2)
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	166,814	-	359,481	-	-	-	-	(146,716)	(2)	-	(2)
Restricted stock unit awards	-	-	374,500	-	-	-	-	(112,564)	(2)	-	(2)

Forfeiture of restricted stock awards	-	-	(85,630)	-	-	-	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(5,457,884)	(75)	-	(75)

Stock-based compensation	-	3	-	13	-	-	-	-	-	-	16

Balance at December 31, 2020	8,935,773	$34	103,100,856	$1,110	$862	(1,887,767)	$(26)	(14,960,597)	$(188)	$(39)	$1,753

Net income	-	-	-	-	90	-	-	-	-	-	90

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Common stock dividends	-	-	-	-	(31)	-	-	-	-	-	(31)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	12	12

Issuance of common stock:
401(k) Plan	-	-	394,044	8	-	-	-	-	-	-	8
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	488,918	-	731,374	-	-	(110,412)	(2)	(267,308)	(5)	-	(7)
Restricted stock unit awards	-	-	60,050	-	-	-	-	(18,275)	-	-	-

Repurchase of common stock	-	-	-	-	-	-	-	(1,501,088)	(30)	-	(30)

Stock-based compensation	-	5	-	9	-	-	-	-	-	-	14

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for number of shares)

						Treasury Stock				Accumulated
	Class A					Class A		Treasury Stock		Other
	Common Stock		Common Stock		Retained	Common Stock		Common Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

Net income	-	-	-	-	455	-	-	-	-	-	455

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Common stock dividends	-	-	-	-	(30)	-	-	-	-	-	(30)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	15	15

Issuance of common stock:
401(k) Plan	-	-	307,885	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	250,448	-	400,927	-	-	(132,545)	(3)	(210,367)	(4)	-	(7)
Restricted stock unit awards	-	-	108,921	-	-	-	-	(32,958)	(1)	-	(1)

Repurchase of common stock	-	-	-	-	-	-	-	(2,646,193)	(50)	-	(50)
			-
Stock-based compensation	-	6	-	16	-	-	-	-	-	-	22

Balance at December 31, 2022	9,675,139	$45	105,104,057	$1,150	$1,242	(2,130,724)	$(31)	(19,636,786)	$(278)	$(12)	$2,116

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$455	$90	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129	104	96
Amortization of intangible assets	207	117	105
Amortization of deferred loan costs	16	12	12
Accretion of original issue discount and premium related to long-term debt, net	(1)	(1)	(1)
Amortization of restricted stock awards	22	14	16
Amortization of program broadcast rights	48	38	38
Payments on program broadcast obligations	(49)	(38)	(39)
Common stock contributed to 401(k) plan	9	8	6
Deferred income taxes	(20)	(22)	75
(Gain) loss on disposal of assets, net	(2)	42	(29)
Loss on early extinguishment of debt	-	-	12
Impairment of investments	18	-	-
Other	-	(14)	12
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(26)	(30)	(14)
Income tax receivable or prepaid	(4)	(40)	(21)
Other current assets	-	10	(36)
Accounts payable	(5)	22	(1)
Employee compensation, benefits and pension costs	3	21	(16)
Accrued network fees and other expenses	6	(27)	7
Accrued interest	8	14	-
Income taxes payable	5	(8)	7
Deferred revenue	10	(12)	13
Net cash provided by operating activities	829	300	652
Cash flows from investing activities:
Acquisitions of television businesses and licenses, net of cash acquired	(58)	(3,765)	(91)
Proceeds from sale of television stations	-	473	-
Purchases of property and equipment	(436)	(207)	(110)
Proceeds from Repack reimbursement (Note 1)	7	11	29
Proceeds from asset sales	4	5	9
Investments in broadcast, production and technology companies	(16)	(49)	(48)
Other	(4)	(2)	-
Net cash used in investing activities	(503)	(3,534)	(211)
Cash flows from financing activities:
Borrowings - long-term debt	-	2,800	800
Repayments - long-term debt	(315)	-	(525)
Borrowings - revolving credit facility	-	250	-
Repayments - revolving credit facility	-	(250)	-
Repurchases of common stock	(50)	(30)	(75)
Common stock dividends	(30)	(31)	-
Preferred stock dividends	(52)	(52)	(52)
Deferred and other loan costs	-	(30)	(22)
Payments for taxes related to net share settlement of equity awards	(7)	(7)	(6)
Net cash provided by (used in) financing activities	(454)	2,650	120
Net (decrease) increase in cash	(128)	(584)	561
Cash at beginning of year	189	773	212
Cash at end of year	$61	$189	$773

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 79 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

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

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. During the year ended December 31, 2022, we determined that one of our investments was impaired and we recorded an impairment expense of $18 million. No impairments were recorded in the years ended December 31, 2021 and 2020. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous expense, net in our consolidated statements of operations. These investments are reported together as a non-current asset on our consolidated balance sheets.

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

Allowance for Credit Losses. We are exposed to credit risk primarily through sales of broadcast and digital advertising with a variety of direct and agency-based advertising customers, retransmission consent agreements with multichannel video program distributors and program production sales and services. We recorded expenses for this allowance of $1 million, $4 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Our allowance for credit losses is an estimate of expected losses over the remaining contractual life of our receivables based on an ongoing analysis of collectability, historical collection experience, current economic and industry conditions and reasonable and supportable forecasts. The allowance is calculated using a historical loss rate applied to the current aging analysis. We may also apply an additional allowance when warranted by specific facts and circumstances. We generally write off account receivable balances when the customer files for bankruptcy or when all commonly used methods of collection have been exhausted.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our consolidated balance sheets (in millions):

	Year Ended December 31,
	2022	2021
Beginning balance	$16	$10
Allowance obtained through acquisition	-	3
Provision for credit losses	1	4
Amounts written off	(1)	(1)
Ending balance	$16	$16

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

Property and Equipment. Property and equipment are recorded at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	December 31,		Useful Lives
	2022	2021	(in years)
Property and equipment, net:
Land	$290	$277
Buildings and improvements	477	453	7	to	40
Equipment	1,027	961	3	to	20
Construction in progress	362	63
	2,156	1,754
Accumulated depreciation	(690)	(589)
Total	$1,466	$1,165

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

The following tables provide additional information related to gain on disposal of assets, net included in our consolidated statements of operations and purchases of property and equipment included in our consolidated statements of cash flows (in millions):

	Year ended December 31,
	2022	2021	2020
Gain (loss) on disposal of assets, net:
Proceeds from sale of assets	$4	$478	$9
Proceeds from Repack	7	11	29
Net book value of assets disposed	(9)	(531)	(9)
Total	$2	$(42)	$29

Purchase of property and equipment:
Recurring purchases - operations	$170	$90	$87
Assembly Atlanta development	264	109	-
Repack	2	8	23
Total	$436	$207	$110

Deferred Loan Costs. Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method. These debt issuance costs related to a recognized debt liability are presented in our balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs associated with line-of-credit arrangements are included in other assets on our balance sheets, and amortized over the life of the line-of-credit arrangement.

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was approximately $4 million and $3 million at December 31, 2022 and 2021, respectively, and included in other liabilities on our balance sheets. During the years ended December 31, 2022, 2021 and 2020, expenses related to our asset retirement obligations were not material.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2022, 2021 and 2020 approximately 28%, 29% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2022, 2021 and 2020 approximately 17%, 17% and 21%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Weighted average shares outstanding, basic	92	95	96
Weighted average shares underlying stock options and restricted shares	1	-	1
Weighted average shares outstanding, diluted	93	95	97

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

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2022 and 2021 consist of adjustments to our pension liabilities net of related income tax benefits as follows (in millions):

	December 31,
	2022	2021
Items included in accumulated other comprehensive loss:
Decrease in pension liability	$(16)	$(36)
Income tax on decrease in pension liability	(4)	(9)
Accumulated other comprehensive loss	$(12)	$(27)

Recent Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). In January 2021, the FASB issued an amendment to ASU 2020-04, ASU 2021-01, Reference Rate Reform (Topic 848), in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply to all entities that elect to apply the optional guidance in Topic 848. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final standard, up to the date that financial statements are available to be issued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. The purpose of this amendment was to defer the sunset date of Topic 848 until June 30, 2023. Currently we do not expect that the implementation of these changes will have a material effect on our financial statements.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $13 million of revenue in the year ended December 31, 2022 that was included in the deposit liability balance as of December 31, 2021. The deposit liability balance is included in deferred revenue on our consolidated balance sheets. The deposit liability balance was $12 million and $13 million as of December 31, 2022 and 2021, respectively.

Disaggregation of Revenue. Revenue from our broadcast segment is generated through both our direct and advertising agency intermediary sales channels. Revenue from our production companies segment is generated through our direct sales channel. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Year Ended December 31,
	2022	2021	2020
Market and service type:
Advertising:
Core	$1,496	$1,190	$969
Political	515	44	430
Total advertising	2,011	1,234	1,399
Retransmission consent	1,496	1,049	867
Production companies	93	73	61
Other	76	57	54
Total revenue	$3,676	$2,413	$2,381

Sales channel:
Direct	$2,163	$1,579	$1,302
Advertising agency intermediary	1,513	834	1,079
Total revenue	$3,676	$2,413	$2,381

3.	Acquisitions and Divestitures

During 2022, 2021 and 2020, we completed a number of acquisition and divestiture transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties. For each television station described, the DMA rank presented is the DMA rank at the time of acquisition.

2022 Acquisition

On April 1, 2022, we acquired television station WKTB-TV the Telemundo Network Group, LLC affiliate in the Atlanta, Georgia market (DMA 6), as well as certain digital media assets, for a combined purchase price of $31 million, using cash on hand (the “Telemundo Atlanta Transaction”).

The following table summarizes the values of the assets acquired and resulting goodwill of the Telemundo Atlanta Transaction (in millions):

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

In addition, we acquired broadcast licenses totaling approximately $27 million that did not qualify as acquisitions of businesses.

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

The following table lists the 17 television stations in 12 local markets that were acquired, adding 11 new markets to our operations:

Then-Current		Station Call	Network
DMA Rank	DMA	Letters	Affiliations

10	Atlanta, GA	WCGL/WPCH	CBS/Ind.
12	Phoenix, AZ	KPHO/KTVK	CBS/Ind.
23	St. Louis, MO	KMOV	CBS
26	Portland, OR	KPTV/KPDX	FOX/MY
28	Nashville, TN	WSMV	NBC
29	Hartford - New Haven, CT	WFSB	CBS
32	Kansas City, MO	KCTV/KSMO	CBS/MY
38	Greenville - Spartanburg, SC	WHNS	FOX
41	Las Vegas, NV	KVVU	FOX
60	Mobile, AL - Pensacola, FL	WALA	FOX
66	Flint - Saginaw, MI	WNEM	CBS
113	Springfield, MA	WGGB/WSHM	ABC/FOX/CBS

Quincy Transaction. On August 2, 2021, we completed the acquisition of all the equity interests of Quincy for an adjusted purchase price of $936 million, which amount includes an additional $6 million for working capital. Also on August 2, 2021, and concurrently with the acquisition of Quincy, we completed the divestiture to Allen of television stations in seven markets previously owned by Quincy and located in our existing television markets, for an adjusted divestiture price of $401 million, which amount includes $21 million for working capital. Consistent with the acquisition of equity interests, for tax purposes the divested stations recorded values included a deferred tax liability. Upon the subsequent sale, a tax gain was recognized and the deferred tax libility was relieved resulting in a book loss. The Quincy Divestiture resulted in a non-cash loss of $45 million, which is included in loss on disposal of assets, net in our consolidated statement of operations in the year ended December 31, 2021. We refer to the acquisition of Quincy and the Quincy Divestiture collectively as the “Quincy Transaction.”

The following table lists the stations acquired and retained, net of divestitures:

Then-Current		Station Call	Network
DMA Rank	DMA	Letters	Affiliations

103	Fort Wayne, IN	WPTA/WISE	ABC/NBC/CW
119	Peoria, IL	WEEK	NBC/ABC/CW
134	Duluth, MN, Superior, WI	KBJR/KDLH	NBC/CBS/CW
147	Sioux City, IA	KTIV	NBC/CW
152	Binghamton, NY	WBNG	CBS/CW
153	Rochester, MN - Mason City, IA	KTTC	NBC/CW
161	Bluefield-Beckley, WV	WVVA	NBC/CW
174	Quincy, IL	WGEM	NBC/FOX/CW

The following stations were acquired and divested in the Quincy Transaction:

Then-Current		Station Call	Network
DMA Rank	DMA	Letters	Affiliations

76	Madison, WI	WKOW	ABC
80	Tucson, AZ	KVOA	NBC
92	Paducah, KY - Harrisburg, IL	WSIL	ABC
94	Cedar Rapids, IA	KWWL	NBC
128	La Crosse-Eau Claire, WI	WXOW	ABC
135	Wausau-Stevens Point, WI	WAOW	ABC
136	Rockford, IL	WREX	NBC

The following table summarizes the allocation of consideration paid in the Quincy Transaction (in millions):

Adjusted purchase price	$936
Less - consideration allocated to assets acquired and liabilities assumed for the Quincy overlap markets that were divested on August 2, 2021	383
Purchase consideration for assets acquired and liabilities assumed, net of divestitures	$553

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

Purchase Price Allocations. The following table summarizes the values of the assets acquired, liabilities assumed and resulting goodwill of the Meredith Transaction, Quincy Transaction and the Third Rail Acquisition (together, the “2021 Acquisitions”), in millions:

	Meredith	Quincy	Third Rail	Total
Cash	$1	$4	$-	$5
Accounts receivable, net	146	23	-	169
Other current assets	15	5	-	20
Property and equipment	235	74	24	333
Operating lease right of use asset	15	1	-	16
Goodwill	1,016	190	4	1,210
Broadcast licenses	1,516	245	-	1,761
Other intangible assets	455	85	-	540
Other non-current assets	3	-	-	3
Other current liabilities	(104)	(7)	(1)	(112)
Deferred income taxes	(477)	(66)	-	(543)
Operating lease liabilities	(15)	(1)	-	(16)
Other non-current liabilities	(3)	-	-	(3)
Total	$2,803	$553	$27	$3,383

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

The Company’s consolidated results of operations for the year ended December 31, 2021 included the results of the Meredith Transaction beginning on December 1, 2021, the Quincy Transaction beginning on August 2, 2021 and the Third Rail Acquisition beginning on September 13, 2021. Revenues attributable to the 2021 Acquisitions included in our consolidated statements of operations for the year ended December 31, 2021 were $128 million.

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

Unaudited Pro Forma Financial Information – 2021 Acquisitions. The following table sets forth certain unaudited pro forma information for the year December 31, 2021, assuming that the 2021 Acquisitions and the Flint Divestiture occurred on January 1, 2021 (in millions, except per share data):

Year Ended
December 31,
2021

Revenue (less agency commissions)	$3,153

Net income	$199

Net income attributable to common stockholders	$147

Basic net income attributable to common stockholders, per share	$1.55

Diluted net income attributable to common stockholders, per share	$1.55

This pro forma financial information is based on our historical results of operations and the historical results of operations of the businesses acquired, net of divestitures, included in the 2021 Acquisitions and the Flint Divestiture, adjusted for the effects of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2021 Acquisitions and the Flint Divestiture, on January 1, 2021, or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the year ended December 31, 2021 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, Transaction Related Expenses and related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

2020 Acquisitions.

Alaska Transactions. On July 31, 2020, we completed the acquisition of television station operations in the Anchorage and Juneau, Alaska television market (DMA 148 and 207, respectively), for $19 million, using cash on hand (the “Alaska Transactions”).

Columbus Transactions. On September 1, 2020, we acquired certain non-license assets of WLTZ-TV (NBC), in the Columbus, Georgia market (DMA 129) and entered into shared services and other related agreements with SagamoreHill of Columbus GA, LLC (“SagamoreHill”) to provide news and back-office services to WLTZ-TV (the “Columbus Transactions”). We paid $22 million to SagamoreHill, using cash on hand (the “Columbus Transactions”).

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

4.	Long-term Debt

As of December 31, 2022 and 2021, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”) our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% senior notes due 2031 (the “2031 Notes”) as follows (in millions):

	December 31,
	2022	2021
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan (matures February 7, 2024)	$295	$595
2019 Term Loan (matures January 2, 2026)	1,190	1,190
2021 Term Loan (matures December 1, 2028)	1,485	1,500
2026 Notes (matures July 15, 2026)	700	700
2027 Notes (matures May 15, 2027)	750	750
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal	6,520	6,835
Unamortized deferred loan costs - 2017 Term Loan	(4)	(7)
Unamortized deferred loan costs - 2019 Term Loan	(21)	(27)
Unamortized deferred loan costs - 2021 Term Loan	(4)	(5)
Unamortized deferred loan costs - 2026 Notes	(4)	(5)
Unamortized deferred loan costs - 2027 Notes	(7)	(8)
Unamortized deferred loan costs - 2030 Notes	(11)	(13)
Unamortized deferred loan costs - 2031 Notes	(16)	(18)
Unamortized premium - 2026 Notes	2	3
Less current portion	(15)	(15)
Long-term debt, less deferred financing costs	$6,440	$6,740

Borrowing availability under Revolving Credit Facility	$496	$497

Borrowings under the the 2021 Term Loan, 2019 Term Loan 2017 Term Loan and the Revolving Credit Facility bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case, plus an applicable margin. As of December 31, 2022, the interest rate on the balance outstanding under the 2021 Term Loan, 2019 Term Loan and the 2017 Term Loan were 7.1%, 6.6% and 6.6%, respectively. A portion of the Revolving Credit Facility matures on January 2, 2026, with the remainder maturing on December 1, 2026.

As of December 31, 2022, the aggregate minimum principal maturities of our long-term debt were as follows (in millions):

	Minimum Principal Maturities
	2019 Senior	2026	2027	2030	2031
Year	Credit Facility	Notes	Notes	Notes	Notes	Total
2023	$15	$-	$-	$-	$-	$15
2024	310	-	-	-	-	310
2025	15	-	-	-	-	15
2026	1,205	700	-	-	-	1,905
2027	15	-	750	-	-	765
Thereafter	1,410	-	-	800	1,300	3,510
Total	$2,970	$700	$750	$800	$1,300	$6,520

Collateral, Covenants and Restrictions. Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Facility. As of December 31, 2022, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2022 and 2021, we were in compliance with all required covenants under all our debt obligations.

Interest Payments. For all of our interest-bearing obligations, we made interest payments of approximately $339 million, $178 million and $179 million during 2022, 2021 and 2020, respectively. During the year ended December 31, 2022 we capitalized $9 million of interest payments related to our Assembly Atlanta project. We did not capitalize any interest payments during the years ended December 31, 2021 and 2020.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both December 31, 2022 and 2021.

The value of our investments in broadcasting and technology companies are classified as Level 3.

As of December 31, 2022, the carrying amount of our long-term debt was $6.5 billion and the fair value was $5.7 billion. As of December 31, 2021, the carrying amount of our long-term debt was $6.8 billion and the fair value was $6.9 billion. Fair value of our long-term debt is based on observable estimates provided by third-party financial service providers and is classified as Level 2.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. During the years ended December 31, 2022 and 2021, we declared and paid quarterly cash dividends totaling $0.32 per share of our common stock and Class A common stock. For the year ended December 31, 2020, we did not declare or pay common stock or Class A common stock dividends.

On May 5, 2022, our shareholders approved, and our Board of Directors adopted, our 2022 Equity and Incentive Compensation Plan (the “2022 EICP”). The 2022 EICP replaced our 2017 Equity and Incentive Compensation Plan. Under 2022 EICP, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2022, we had reserved 7.2 million shares and 2.8 million shares of our common stock and Class A common stock, respectively, for future issuance under our 2022 EICP. As of December 31, 2022, we also have 2.8 million shares of our common stock reserved for issuance under The Gray Television, Inc. Capital Accumulation Plan (the “401(k) Plan”).

During the year ended December 31, 2022, we repurchased 2.6 million shares of our common stock under our share repurchase programs for $50 million. As of December 31, 2022, approximately $124 million was available to repurchase shares of our common stock and/or Class A common stock under these programs.

7.	Preferred Stock

At December 31, 2022 and 2021 there were 650,000 shares of our Series A Perpetual Preferred Stock outstanding with a stated face value and liquidation value of $1,000 per share (the “Series A Preferred Stock”). Holders of shares of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Preferred Stock. The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash or 8.5% per annum if such dividends are to be paid in additional shares of Series A Preferred Stock (“PIK Election Dividends”). If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Preferred Stock through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

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

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our active stock-based compensation plans include the 2022 Equity and Incentive Compensation Plan (“2022 EICP”). The following table presents our stock-based compensation expense and the related income tax benefits for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense, gross	$22	$14	$16
Income tax benefit at our statutory rate associated with stock-based compensation	(6)	(4)	(4)
Stock-based compensation expense, net	$16	$10	$12

Currently, the 2022 EICP provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance. All shares of common stock and Class A common stock underlying outstanding options (if any), restricted stock units and performance awards are counted as issued under the 2022 EICP for purposes of determining the number of shares available for future issuance.

As of December 31, 2022, we had $16 million of total unrecognized compensation expense related to all non-vested stock-based compensation arrangements. This expense is expected to be recognized over a period of 3.2 years.

A summary of activity for the years ended December 31, 2022, 2021 and 2020 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	1,035,728	$19.69	917,533	$16.84	977,547	$15.45
Granted	400,927	21.68	731,374	19.73	359,481	18.92
Vested	(438,910)	19.38	(613,179)	15.48	(333,865)	15.35
Forfeited	-	-	-	-	(85,630)	15.53
Outstanding - end of period	997,745	$20.62	1,035,728	$19.69	917,533	$16.84

Restricted stock - Class A common:
Outstanding - beginning of period	720,421	$18.22	480,042	$16.10	449,284	$13.55
Granted	250,448	20.52	488,918	18.66	166,814	19.87
Vested	(293,631)	17.55	(248,539)	15.00	(136,056)	12.32
Outstanding - end of period	677,238	$19.36	720,421	$18.22	480,042	$16.10

Restricted stock units - common:
Outstanding - beginning of period	125,247	$19.02	90,184	$18.92	398,000	$18.21
Granted	259,079	23.87	95,115	19.05	93,184	18.77
Vested	(108,921)	19.03	(60,052)	18.92	(374,500)	18.18
Forfeited	(1,260)	19.05	-	-	(26,500)	18.21
Outstanding - end of period	274,145	$23.60	125,247	$19.02	90,184	$18.92

9.	Leases

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

Our operating lease expenses, including variable leases, were $17 million and $12 million for the years ended December 31, 2022 and 2021, respectively. Our short-term lease expenses for the years ended December 31, 2022 and 2021 were not material. Cash flows from operations included cash paid for operating leases of $17 million and $12 million for during the years ended December 31, 2022 and 2021, respectively. Additional ROU assets recognized in the year ended December 31, 2022 and 2021 were $16 million and $21 million, respectively. As of December 31, 2022, the weighted average remaining term of our operating leases was 9.7 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.6%.

The maturities of operating lease liabilities were as follows (in millions):

Year:
2023	$14
2024	13
2025	11
2026	10
2027	9
Thereafter	48
Total lease payments	105
Less: Imputed interest	(27)
Present value of lease liabilities	$78

10.	Income Taxes

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

Federal and state and local income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$148	$74	$39
State and local	31	26	20
Current income tax expense	179	100	59
Deferred:
Federal	(21)	(12)	64
State and local	1	(10)	11
Deferred income tax (benefit) expense	(20)	(22)	75
Total income tax expense	$159	$78	$134

Significant components of our deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2022	2021
Deferred tax liabilities:
Net book value of property and equipment	$143	$146
Broadcast licenses, goodwill and other intangible assets	1,363	1,373
Other	5	-
Total deferred tax liabilities	1,511	1,519

Deferred tax assets:
Liability for accrued bonus	11	9
State and local operating loss carryforwards	10	24
Interest expense limitation	17	4
Other	29	33
Total deferred tax assets	67	70
Valuation allowance for deferred tax assets	(10)	(22)
Net deferred tax assets	57	48

Deferred tax liabilities, net of deferred tax assets	$1,454	$1,471

As of December 31, 2022, we have an aggregate of approximately $344 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized. We expect that approximately $226 million of these state net operating loss carryforwards will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Statutory federal rate applied to income before income tax expense	$129	$35	$114
Current year permanent items	5	33	3
State and local taxes, net of federal tax benefit	26	10	27
Change in valuation allowance	-	-	1
Net operating loss carryback	-	-	(7)
Other items, net	(1)	-	(4)
Income tax expense as recorded	$159	$78	$134

Effective income tax rate	26%	46%	25%

As of each year end, we are required to adjust our pension liability to an amount equal to the funded status of our pension plans with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2022, we decreased our recorded non-current pension liability by $20 million and recognized other comprehensive income of $15 million, net of a $5 million tax provision. During 2021, we decreased our recorded non-current pension liability by $16 million and recognized other comprehensive income of $12 million, net of a $4 million tax provision. During 2020, we increased our recorded non-current pension liability by $10 million and recognized other comprehensive loss of $8 million, net of a $2 million tax benefit.

We made income tax payments (net of refunds) of $180 million, $149 million and $70 million, during the years ended December 31, 2022, 2021 and 2020, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2022, we had approximately $15 million of unrecognized tax benefits. All these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We file a federal consolidated income tax return in the United States and state or local consolidated income tax returns in various state or local jurisdictions. Certain of our subsidiaries file separate tax returns in other various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations by tax authorities for years before 2003.

The following table summarizes the activity related to our reserve for uncertain tax positions (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$15	$14	$14
Additions based on tax positions related to prior years	-	3	-
Statute expirations	-	(2)	-
Balance at end of period	$15	$15	$14

If our reserve for unrecognized tax positions, as presented above, were to be recognized, there would be a favorable impact on the Company’s reported income tax expense in the period recognized.

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income. During the years ended December 31, 2022, 2021, and 2020, our penalty and interest expense related to uncertain tax positions was not material. At December 31, 2022 and 2021, the total accrual for interest and penalties related to uncertain tax positions was $1 million.

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

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2022 and 2021, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2022 and 2021, respectively (in millions):

	December 31,
	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$140	$151
Interest cost	4	4
Actuarial (gain) loss	(38)	(11)
Benefits paid	(4)	(4)
Projected benefit obligation at end of year	$102	$140

Change in plan assets:
Fair value of pension plan assets at beginning of year	$119	$108
Actual return on plan assets	(14)	12
Company contributions	4	4
Benefits paid	(5)	(5)
Fair value of pension plan assets at end of year	104	119
Funded status of pension plan	$2	$(21)

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$21	$15
Accumulated other comprehensive loss	(19)	(36)
Net asset (liability) recognized	$2	$(21)

Because the Gray Pension Plan is a frozen plan, the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $102 million and $140 million at December 31, 2022 and 2021, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	2.73%	2.38%
Expected long-term rate of return on pension plan assets	6.25%	6.25%
Estimated rate of increase in compensation levels	N/A	N/A

	As of December 31,
	2022	2021
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.99%	2.73%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in millions):

	Year Ended December 31,
	2022	2021	2020
Components of net periodic pension cost:
Interest cost	$4	$4	$4
Expected return on plan assets	(8)	(7)	(6)
Recognized net actuarial loss	1	1	1
Net periodic pension benefit	$(3)	$(2)	$(1)

For the Gray Pension Plan, the estimated future benefit payments are as follows (in millions):

Years	Amount
2023	$5
2024	5
2025	5
2026	6
2027	6
2028	-	2032	32

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2022	2021
Asset category:
Insurance general account	14%	13%
Cash management accounts	4%	2%
Equity accounts	51%	50%
Fixed income accounts	28%	33%
Real estate accounts	3%	2%
Total	100%	100%

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

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2022 and 2021 (in millions):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$15	$-	$15
Cash management accounts	4	-	-	4
Equity accounts	53	-	-	53
Fixed income accounts	29	-	-	29
Real estate accounts	3	-	-	3
Total	$89	$15	$-	$104

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$15	$-	$15
Cash management accounts	3	-	-	3
Equity accounts	59	-	-	59
Fixed income account	39	-	-	39
Real estate accounts	3	-	-	3
Total	$104	$15	$-	$119

Expected Pension Contributions. We expect to contribute a combined total of approximately $4 million to our frozen defined benefit pension plan during the year ending December 31, 2023.

Capital Accumulation Plan. The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. In 2022, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. For the years ended December 31, 2022, 2021 and 2020, our matching contributions to our Capital Accumulation Plan were approximately $17 million, $15 million and $13 million, respectively. We estimate that our matching cash contributions to the Capital Accumulation Plan for 2023 will be approximately $25 million.

In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2022, 2021 and 2020, we accrued contributions of approximately $9 million, $7 million and $6 million, respectively, as discretionary profit sharing contributions. Each of these discretionary profit-sharing contributions was subsequently made in the form of shares of our common stock. We may also make matching and discretionary contributions of our common stock under the Capital Accumulation Plan. As of December 31, 2022, we had 2.8 million shares of common stock reserved for issuance under this plan.

Meredith Plan. In connection with the Meredith Transaction, On December 1, 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. At December 31, 2022, this plan has combined plan assets of $14 million and combined projected benefit obligations of $11 million. The net asset for this plan is recorded as an asset in our financial statements as of December 31, 2022.

12.	Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; commitments for various syndicated television programs; and commitments under affiliation agreements with networks. Certain network affiliation agreements include variable fee components such as percentage of revenue or rate per subscriber. Future estimated minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheets as of December 31, 2022, were as follows (in millions):

	Service and		Syndicated	Network
	Other	Assembly	Television	Affiliation
Year	Agreements	Development	Programming	Agreements	Total
2023	$56	$156	$8	$967	$1,187
2024	39	-	25	716	780
2025	19	-	15	177	211
2026	7	-	-	-	7
2027	2	-	-	-	2
Total	$123	$156	$48	$1,860	$2,187

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

Local TV Advertising Antitrust Litigation. In 2018, several broadcasting companies, including Raycom Media (which the Company subsequently acquired in January 2019) and Meredith Corporation (which the Company acquired in December 2021) agreed to enter into substantially identical consent decrees with the Department of Justice (the “DOJ”). This consent decree provided for the settlement of a confidential investigation by the DOJ into the alleged exchange of certain competitively sensitive information relating to advertising sales among certain stations in some local markets. The consent decree and related settlement were finalized on May 22, 2019. The consent decree is not an admission of any wrongdoing by the parties and does not subject the parties to any monetary damages or penalties. The consent decree requires the parties to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the parties’ stations not exchange pacing and certain other information with other stations in their local markets, which aligns with Gray’s current policy. Gray Television, Inc. was not a subject of or party to any consent decree or settlement thereof, although certain of the Company’s operations that we later acquired from Raycom and Meredith do remain subject to the terms of such settlement.

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

During the years ended December 31, 2022 and 2021, we acquired, adjusted and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed during each of these years. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions. The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at	Acquisitions				Net Balance at
	December 31,	and				December 31,
	2021	Adjustments	Dispositions	Impairment	Amortization	2022
Goodwill	$2,649	$14	$-	$-	$-	$2,663
Broadcast licenses	5,303	28	-	-	-	5,331
Finite-lived intangible assets	825	18	-	-	(207)	636
Total intangible assets net of accumulated amortization	$8,777	$60	$-	$-	$(207)	$8,630

	Net Balance at	Acquisitions				Net Balance at
	December 31,	and				December 31,
	2020	Adjustments	Dispositions	Impairment	Amortization	2021
Goodwill	$1,460	$1,211	$(22)	$-	$-	$2,649
Broadcast licenses	3,579	1,771	(47)	-	-	5,303
Finite-lived intangible assets	395	547	-	-	(117)	825
Total intangible assets net of accumulated amortization	$5,434	$3,529	$(69)	$-	$(117)	$8,777

The following table presents a summary of changes in our goodwill, on a gross basis (in millions):

		Acquisitions
	As of	and			As of
	December 31, 2021	Adjustments	Dispositions	Impairment	December 31, 2022
Goodwill, gross	$2,748	$14	$-	$-	$2,762
Accumulated goodwill impairment	(99)	-	-	-	(99)
Goodwill, net	$2,649	$14	$-	$-	$2,663

		Acquisitions
	As of	and			As of
	December 31, 2020	Adjustments	Dispositions	Impairment	December 31, 2021
Goodwill, gross	$1,559	$1,211	$(22)	$-	$2,748
Accumulated goodwill impairment	(99)	-	-	-	(99)
Goodwill, net	$1,460	$1,211	$(22)	$-	$2,649

The following table presents a summary of our intangible assets and related accumulated amortization (in millions):

	As of December 31, 2022			As of December 31, 2021
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,385	$(54)	$5,331	$5,356	$(53)	$5,303
Goodwill	2,663	-	2,663	2,649	-	2,649
	$8,048	$(54)	$7,994	$8,005	$(53)	$7,952

Intangible assets subject to amortization:
Network affiliation agreements	$218	$(88)	$130	$204	$(44)	$160
Other finite-lived intangible assets	1,055	(549)	506	1,051	(386)	665
	$1,273	$(637)	$636	$1,255	$(430)	$825

Total intangible assets	$9,321	$(691)	$8,630	$9,260	$(483)	$8,777

Based on our intangible assets subject to amortization as of December 31, 2022, we expect that amortization of intangible assets for the succeeding five years will be as follows: 2023, $197 million; 2024, $132 million; 2025, $121 million; 2026, $91 million; and 2027, $49 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

Impairment of goodwill and broadcast licenses. We evaluate broadcast licenses and goodwill for impairment on an annual basis, or more often when certain triggering events occur. Goodwill is evaluated at the reporting unit level.

Our broadcasting operating segment is comprised of a single reporting unit. Each of the distinct businesses within our production companies operating segment represent a reporting unit. Therefore, we evaluate our goodwill for impairment for five reporting units. One reporting unit for all of our broadcast television operations and four for each of the distinct businesses within our production companies. The Company has considered the requirements as stipulated within ASC 350. Management has identified the applicable assets and liabilities for each of the reporting units in accordance with ASC 350.

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2022, we performed a qualitative assessment for 57 of our broadcast licenses and one of our reporting units. In 2021, we performed a qualitative assessment for 59 of our broadcast licenses and one of our reporting units.

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

For our annual broadcast licenses impairment test in 2022 and 2021, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our remaining broadcast licenses and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2022 and 2021, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for one of our production company reporting units. We elected to perform a quantitative assessment for our broadcasting and remaining production company reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations.

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

During the years ended December 31, 2022, 2021 and 2020, we operated in two business segments, broadcasting and production companies. The broadcasting segment operates television stations in local markets in the United States. The production companies segment includes the production of television and event content. Costs identified as other are primarily corporate and administrative expenses. The following tables present our business segment information (in millions):

		Production
As of and for the Year ended December 31, 2022:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$3,583	$93	$-	$3,676
Operating expenses before depreciation, amortization and loss on disposal of assets, net:	2,165	83	104	2,352
Depreciation and amortization	321	12	3	336
Gain on disposal of assets, net	(2)	-	-	(2)
Total operating expenses	2,484	95	107	2,686
Operating income (loss)	$1,099	$(2)	$(107)	$990

Interest expense	$-	$-	$354	$354
Capital expenditures (excluding business combinations)	$163	$267	$6	$436
Goodwill	$2,618	$45	$-	$2,663
Total assets	$10,444	$535	$173	$11,152

As of and for the Year ended December 31, 2021:

Revenue (less agency commissions)	$2,340	$73	$-	$2,413
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	1,548	62	159	1,769
Depreciation and amortization	206	12	3	221
Loss on disposal of assets, net	41	-	1	42
Total operating expenses	1,795	74	163	2,032
Operating income (loss)	$545	$(1)	$(163)	$381

Interest expense	$-	$-	$205	$205
Capital expenditures (excluding business combinations)	$94	$110	$3	$207
Goodwill	$2,604	$45	$-	$2,649
Total assets	$10,592	$269	$247	$11,108

As of and for the Year ended December 31, 2020:

Revenue (less agency commissions)	$2,320	$61	$-	$2,381
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	1,340	52	65	1,457
Depreciation and amortization	186	12	3	201
(Gain) loss on disposal of assets, net	(31)	2	-	(29)
Operating expenses	1,495	66	68	1,629
Operating income (loss)	$825	$(5)	$(68)	$752

Interest expense	$-	$-	$191	$191
Capital expenditures (excluding business combinations)	$106	$4	$-	$110
Goodwill	$1,419	$41	$-	$1,460
Total assets	$6,631	$141	$871	$7,643

15.	Subsequent Events

Marquee Transaction. On February 15, 2023, we announced that we have reached agreements with Marquee Broadcasting, Inc. (“Marquee”) through which we will sell television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchase television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million. The completion of the transactions is subject to regulatory and other approvals.

Securitization Facility. On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a three-year $300 million revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, for the purpose of providing additional liquidity in order to repay indebtedness under the Senior Credit Facility. The Securitization Facility permits the SPV to draw up to a total of $300 million, subject to the outstanding amount of the receivables pool and other factors. The Securitization Facility is subject to interest charges, at the one-month Secured Overnight Financing Rate (“SOFR”) plus 100 basis points on the amount of the outstanding facility. The SPV is also required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. On February 23, 2023, we drew $300 million under the Securitization Facility and intend to use the proceeds to pre-pay the outstanding principal balance of $295 million of Term Loan B under our Senior Credit Facility on March 1, 2023.

Under the Securitization Facility, the SPV will sell certain receivables and related rights (“Sold Receivables”) and guarantee the collection of the Sold Receivables and pledge the remaining receivables and related rights that it owns in order to secure such guarantee. We will service the accounts receivables on behalf of the SPV for a fee.

The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

The sale of receivables from SPV will be accounted for in the Company’s financial statements as a "true-sale" under Accounting Standards Codification ("ASC") Topic 860.

Interest Rate Cap. On February 23, 2023, we entered into interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Wells Fargo Bank, NA and Truist Bank, respectively. The caps have a combined fixed notional value of approximately $2.6 billion through the last business day in 2024 and then a reduction in notional value to approximately $2.1 billion until maturity on December 31, 2025. The agreement effectively limits the annual interest charged on all of our variable rate debt to a maximum one-month LIBOR rate of 5 percent, plus the Applicable Margin, as specified in our Senior Credit Facility. The Company is also required to pay aggregate fees in connection with the agreement of approximately $32 million that is due and payable on December 31, 2025. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in our variable rate debt and is not for speculative trading purposes.

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

Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2022, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

In the evaluation of internal control over financial reporting, management excluded the operations of WKTB-TV from the assessment of internal control over financial reporting as of December 31, 2022. These operations were excluded in accordance with the SEC’s general guidance because they were acquired in purchase business combinations in 2022. Collectively, these operations accounted for less than 1% of our total assets and total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by RSM US LLP (“RSM”), an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2022. RSM's report on our internal control over financial reporting is set forth in Item 8 of the Annual Report on Form 10-K.

Remediation of Prior Year’s Material Weaknesses in Internal Control

As disclosed under Part II, Item 9A, Controls and Procedures, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company identified a material weakness related to controls over user access that did not adequately restrict or provision/deprovision user access related to certain financial reporting programs and did not ensure appropriate segregation of duties as it relates to review. This material weakness was addressed by a series of actions detailed in prior filings, including taking actions to improve user access controls and appropriately segregate duties as it relates to review. During the quarter ended June 30, 2022, the Company successfully completed the testing of these remediated controls, concluding on the operating effectiveness of the related controls.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2022) is incorporated herein by reference. In addition, the information set forth under "Information about our Executive Officers" in Part I of this Report is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the heading “Stock Ownership” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	-	$-	7,245,365	(1)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		7,245,365

Class A Common Stock:
Equity compensation plans approved by security holders	-	$-	2,797,074	(2)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		2,797,074

(1)         Consists of shares of our common stock that are issuable under our 2022 EICP.

(2)         Consists of shares of our Class A common stock that are issuable under our 2022 EICP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, RSM US, LLP (PCAOB ID: 49), has presented their opinion under Item 8 of this annual report on Form 10-K. No other independent registered public accounting firm has rendered an opinion as part of this annual report.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2023” in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

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

4.15	Form of 5.375% Senior Note due 2031 (incorporated by reference to Exhibit A to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 9, 2021)

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

10.13	Gray Television, Inc. 2022 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.14	Offer letter, dated June 22, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)*

21.1	Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit Number	Description of Documents

32.2	Section 1350 Certificate of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Television, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15 (a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts	(a)	Period

Year Ended December 31, 2022:
Allowance for doubtful accounts	$16	$1	$-	$(1)	$16
Valuation allowance for deferred tax assets	$22	$-	$(12)	$-	$10

Year Ended December 31, 2021:
Allowance for doubtful accounts	$10	$4	$3	$(1)	$16
Valuation allowance for deferred tax assets	$15	$7	$-	$-	$22

Year Ended December 31, 2020:
Allowance for doubtful accounts	$11	$2	$-	$(3)	$10
Valuation allowance for deferred tax assets	$14	$1	$-	$-	$15

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

Gray Television, Inc.

Date: February 24, 2023	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2023	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Executive Chairman and Chief Executive Officer

Date: February 24, 2023	By	/s/ Donald P. LaPlatney
Donald P. LaPlatney, Director, President and Co-Chief Executive Officer

Date: February 24, 2023	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 24, 2023	By:	/s/ T. L. Elder
T. L. Elder, Director

Date: February 24, 2023	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 24, 2023	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 24, 2023	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 24, 2023	By:	/s/ Paul H. McTear
Paul H. McTear, Director

Date: February 24, 2023	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 24, 2023	By:	/s/ Sterling A. Spainhour, Jr.
Sterling A Spainhour, Jr, Director

Date: February 24, 2023	By:	/s/ Lorraine McClain
Lorraine McClain, Director

Date: February 24, 2023	By:	/s/ James C. Ryan
James C. Ryan, Executive Vice President and
Chief Financial Officer

Date: February 24, 2023	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Senior Vice President and Chief Accounting Officer