Form 10-Q
period 2023-03-31
GRAY TELEVISION INC
filed 2023-05-05
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
87,051,141 shares outstanding as of April 28, 2023	8,191,073 shares outstanding as of April 28, 2023

INDEX

GRAY TELEVISION, INC.

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31,	December 31,
	2023	2022
Assets:
Current assets:
Cash	$56	$61
Accounts receivable, less allowance for credit losses of $31 and $16, respectively	333	650
Current portion of program broadcast rights, net	17	27
Income tax refunds receivable	21	22
Prepaid income taxes	64	43
Prepaid and other current assets	46	54
Total current assets	537	857

Property and equipment, net	1,521	1,466
Operating lease right of use assets	80	75
Broadcast licenses	5,331	5,331
Goodwill	2,663	2,663
Other intangible assets, net	586	636
Investment in broadcasting and technology companies	107	105
Deferred pension assets	5	5
Other	15	14
Total assets	$10,845	$11,152

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	March 31,	December 31,
	2023	2022
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$40	$55
Employee compensation and benefits	64	98
Accrued interest	87	60
Accrued network programming fees	40	39
Other accrued expenses	74	50
Federal and state income taxes	18	15
Current portion of program broadcast obligations	18	29
Deferred revenue	43	24
Dividends payable	14	14
Current portion of operating lease liabilities	11	10
Current portion of long-term debt	15	15
Total current liabilities	424	409

Long-term debt, less current portion and deferred financing costs	6,147	6,440
Program broadcast obligations, less current portion	1	1
Deferred income taxes	1,458	1,454
Operating lease liabilities, less current portion	72	68
Other	32	14
Total liabilities	8,134	8,386

Commitments and contingencies (Note 9)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 106,184,135 shares and 105,104,057 shares, respectively, and outstanding 86,337,091 shares and 85,467,271 shares, respectively	1,161	1,150
Class A common stock, no par value; authorized 25,000,000 shares, issued 9,700,161 shares and 9,675,139 shares, respectively, and outstanding 7,477,241 shares and 7,544,415 shares, respectively	45	45
Retained earnings	1,191	1,242
Accumulated other comprehensive loss, net of income tax benefit	(23)	(12)
	2,374	2,425
Treasury stock at cost, common stock, 19,847,044 shares and 19,636,786 shares, respectively	(281)	(278)
Treasury stock at cost, Class A common stock, 2,222,920 shares and 2,130,724 shares, respectively	(32)	(31)
Total stockholders’ equity	2,061	2,116
Total liabilities and stockholders’ equity	$10,845	$11,152

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended
	March 31,
	2023	2022

Revenue (less agency commissions)
Broadcasting	$779	$804
Production companies	22	23
Total revenue (less agency commissions)	801	827
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcasting	555	530
Production companies	59	26
Corporate and administrative	26	28
Depreciation	35	32
Amortization of intangible assets	49	52
Loss (gain) on disposal of assets, net	10	(5)
Operating expenses	734	663
Operating income	67	164
Other expense:
Miscellaneous, net	(2)	(2)
Interest expense	(104)	(79)
Loss from early extinguishment of debt	(3)	-
(Loss) income before income taxes	(42)	83
Income tax expense (benefit)	(11)	21
Net (loss) income	(31)	62
Preferred stock dividends	13	13
Net (loss) income attributable to common stockholders	$(44)	$49

Basic per common share information:
Net (loss) income attributable to common stockholders	$(0.48)	$0.53
Weighted average common shares outstanding	92	93

Diluted per common share information:
Net (loss) income attributable to common stockholders	$(0.48)	$0.52
Weighted average common shares outstanding	92	94

Dividends declared per common share	$0.08	$0.08

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2023	2022

Net (loss) income	$(31)	$62

Other comprehensive loss:
Adjustment - fair value of interest rate caps	(15)	-
Income tax benefit	(4)	-
Other comprehensive loss, net	(11)	-

Comprehensive (loss) income	$(42)	$62

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

Net income	-	-	-	-	62	-	-	-	-	-	62

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	307,885	7	-	-	-	-	-	-	7
2017 Equity and Incentive
Compensation Plan:
Restricted stock awards	250,448	-	333,382	-	-	(103,738)	(2)	(138,959)	(3)	-	(5)
Restricted stock unit awards	-	-	108,921	-	-	-	-	(32,958)	(1)	-	(1)

Stock-based compensation	-	2	-	3	-	-	-	-	-	-	5

Balance at March 31, 2022	9,675,139	$41	105,036,512	$1,137	$910	(2,101,917)	$(30)	(16,919,185)	$(227)	$(27)	$1,804

Balance at December 31, 2022	9,675,139	$45	105,104,057	$1,150	$1,242	(2,130,724)	$(31)	(19,636,786)	$(278)	$(12)	$2,116

Net loss	-	-	-	-	(31)	-	-	-	-	-	(31)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Adjustment to fair value of interest rate cap	-	-	-	-	-	-	-	-	-	(11)	(11)

Issuance of common stock:
401(k) Plan	-	-	819,898	9	-	-	-	-	-	-	9
2022 Equity and Incentive
Compensation Plan:
Restricted stock awards	25,022	-	12,227	-	-	(92,196)	(1)	(129,636)	(2)	-	(3)
Restricted stock unit awards	-	-	247,953	-	-	-	-	(80,622)	(1)	-	(1)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at March 31, 2023	9,700,161	$45	106,184,135	$1,161	$1,191	(2,222,920)	$(32)	(19,847,044)	$(281)	$(23)	$2,061

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net (loss) income	$(31)	$62
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	35	32
Amortization of intangible assets	49	52
Amortization of deferred loan costs	4	4
Amortization of restricted stock awards	2	5
Amortization of program broadcast rights	10	13
Payments on program broadcast obligations	(11)	(13)
Deferred income taxes	8	-
Loss (gain) on disposal of assets, net	10	(5)
Loss from early extinguishment of debt	3	-
Other	5	2
Changes in operating assets and liabilities:
Accounts receivable	317	(20)
Income tax receivable or prepaid	(21)	18
Other current assets	9	(6)
Accounts payable	(15)	(36)
Employee compensation, benefits and pension cost	(34)	(14)
Accrued network fees and other expenses	32	7
Accrued interest	27	30
Income taxes payable	3	4
Deferred revenue	10	6
Net cash provided by operating activities	412	141

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	-	(7)
Purchases of property and equipment	(110)	(47)
Proceeds from asset sales	8	-
Reimbursement of development costs	11	-
Proceeds from Repack reimbursement (Note 1)	-	5
Investments in broadcast, production and technology companies	(4)	(4)
Net cash used in investing activities	(95)	(53)

Financing activities
Proceeds from borrowings on long-term debt	50	-
Repayments of borrowings on long-term debt	(349)	(4)
Payment of common stock dividends	(7)	(8)
Payment of preferred stock dividends	(13)	(13)
Payment for taxes related to net share settlement of equity awards	(3)	(5)
Net cash used in financing activities	(322)	(30)
Net increase (decrease) in cash	(5)	58
Cash at beginning of period	61	189
Cash at end of period	$56	$247

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2022, which was derived from the Company’s audited financial statements as of December 31, 2022, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our financial condition as of, and operating results for the three-months ended March 31, 2023, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2023.

Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 80 markets with the top-rated television station and 102 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

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

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the three-months ended March 31, 2023 and 2022, respectively (in millions):

	Three Months Ended
	March 31,
	2023	2022

Weighted-average common shares outstanding-basic	92	93
Common stock equivalents for stock options and restricted stock	-	1
Weighted-average common shares outstanding-diluted	92	94

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of March 31, 2023 and December 31, 2022, consist of adjustments to our pension liability and changes in the fair value of our interest rate cap, each net of tax. Our comprehensive income for the three-months ended March 31, 2023 and 2022 consisted of our net income and recognition of the initial fair value adjustment related to our interest rate cap, and the related income tax benefit. As of March 31, 2023 and December 31, 2022 the balances were as follows (in millions):

	March 31,	December 31,
	2023	2022
Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(16)	$(16)
Adjustment to fair value of interest rate caps	(15)	-
Income tax benefit	(8)	(4)
Accumulated other comprehensive loss	$(23)	$(12)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	March 31,	December 31,	Useful Lives
	2023	2022	(in years)
Property and equipment:
Land	$289	$290
Buildings and improvements	480	477	7	to	40
Equipment	1,035	1,027	3	to	20
Construction in progress	431	362
	2,235	2,156
Accumulated depreciation	(714)	(690)
Total property and equipment, net	$1,521	$1,466

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to the Purchase and Sale Agreement between us and the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During the first quarter of 2023, we received a total of $26 million in cash proceeds from the CID. We received $15 million for the infrastructure assets constructed and for which ownership has or will be transferred to the CID, and $11 million in proceeds for construction costs incurred but where no transfer of ownership occurred. These proceeds were recognized in our Condensed Consolidated Statement of Cash Flows as follows: $9 million was included in the line item for change in deferred revenue, as a component of our net cash provided by operating activities; $6 million was included in the line item for proceeds from asset sales and $11 million was included in the line item for reimbursement of development costs, each as a component of our net cash used by investment activities.

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

The following tables provide additional information related to gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Loss (gain) on disposal of assets, net:
Proceeds from sale of fixed assets	$(8)	$-
Proceeds from Repack	-	(5)
Net book value of fixed assets disposed	9	-
Discount - Securitization Facility	9	-
Total	$10	$(5)

Purchase of property and equipment:
Recurring purchases - operations	$19	$17
Assembly Atlanta development	91	30
Total	$110	$47

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

As of March 31, 2023, our allowance for credit losses includes a reserve of $17 million for the full amount owed to us by Diamond Sports Group, LLC (“Diamond”), as of that date. On March 14, 2023, Diamond, a counterparty to contracts with us, commenced voluntary Chapter 11 bankruptcy proceedings.

On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a three-year $300 million revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, and certain third-party financial institutions (the “Purchasers”). The Securitization Facility permits the SPV to draw up to a total of $300 million, subject to the outstanding amount of the receivables pool and other factors.  The Securitization Facility matures on February 23, 2026, and is subject to customary termination events related to transactions of this type. The sale of receivables from the SPV is accounted for in the Company’s financial statements as a "true-sale" under Accounting Standards Codification ("ASC") Topic 860.

Under the Securitization Facility, the SPV sells to the Purchasers certain receivables, including all rights, title, and interest in the related receivables (“Sold Receivables”). The parties intend that the conveyance of accounts receivables to the Purchasers, for the ratable benefit of the Purchasers will constitute a purchase and sale of receivables and not a pledge for security. The SPV has guaranteed to each Purchaser the prompt payment of Sold Receivables, and to secure the prompt payment and performance of such guaranteed obligations, the SPV has granted a security interest to the Purchasers in all assets of the SPV.  In our capacity as servicer under the Securitization Facility, we are responsible for administering and collecting receivables and have made customary representations, warranties, covenants and indemnities. The Company does not record a servicing asset or liability since the estimated fair value of the servicing of the receivables approximates the servicing income. We also provided a performance guarantee for the benefit of the Purchasers.

The Securitization Facility is subject to interest charges, at the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (100 basis points) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Servicing fee income recognized during the quarter ended March 31, 2023 was not material.

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

The proceeds of the Securitization Facility are classified as operating activities in our Consolidated Statement of Cash Flows. Cash received from collections of Sold Receivables is used by the SPV to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection.

The amount sold to the Purchasers was $300 million at March 31, 2023, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $297 million at March 31, 2023. Total receivables sold under the Securitization Facility were $597 million for the quarter ended March 31, 2023. Upon implementation of the Securitization Facility, we recognized a charge of $9 million in the 2023 three-month period that represents the initial discount on the accounts receivable balance transferred to the SPV. This discount is included in our loss on disposal of assets in our condensed consolidated statements of operations.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$16	$16
Provision for credit losses	15	(1)
Ending balance	$31	$15

Implementation of ASC 848, Reference Rate Reform. On March 17, 2023, we amended the 2019 Senior Credit Facility and transitioned the variable rate on Term Loan C from 1-month LIBOR to 1-month SOFR. The Company elected to apply the optional expedient in ASC 848, in connection with the amendment that enabled it to consider the amendment as a non-significant contract modification of the existing debt agreement. Additionally, for Term Loan D, the Company transitioned to the fallback language within the credit agreement and transitioned from 1-month LIBOR to 1-month SOFR as of March 31, 2023. As a result, the amendment to Term Loan C and fallback to SOFR in Term Loan D did not have a material impact to the Company’s financial statements.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $12 million of revenue in the three-months ended March 31, 2023 that was included in the deposit liability balance as of December 31, 2022. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $14 million and $12 million as of March 31, 2023 and December 31, 2022, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended
	March 31,
	2023	2022
Market and service type:
Broadcast advertising:
Core advertising	$357	$365
Political	8	26
Total advertising	365	391
Retransmission consent	395	393
Production companies	22	23
Other	19	20
Total revenue	$801	$827

Sales Channel:
Direct	$558	$551
Advertising agency intermediary	243	276
Total revenue	$801	$827

3.	Long-term Debt

As of March 31, 2023 and December 31, 2022, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	March 31,	December 31,
	2023	2022
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan (pre-paid on March 1, 2023)	$-	$295
2019 Term Loan (matures January 2, 2026)	1,190	1,190
2021 Term Loan (matures December 1, 2028)	1,481	1,485
2026 Notes (matures July 15, 2026)	700	700
2027 Notes (matures May 15, 2027)	750	750
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal, including current portion	6,221	6,520
Unamortized deferred loan costs - 2017 Term Loan	-	(4)
Unamortized deferred loan costs - 2019 Term Loan	(19)	(21)
Unamortized deferred loan costs - 2021 Term Loan	(4)	(4)
Unamortized deferred loan costs - 2026 Notes	(4)	(4)
Unamortized deferred loan costs - 2027 Notes	(7)	(7)
Unamortized deferred loan costs - 2030 Notes	(11)	(11)
Unamortized deferred loan costs - 2031 Notes	(16)	(16)
Unamortized premium - 2026 Notes	2	2
Less current portion	(15)	(15)
Long-term debt, less deferred financing costs	$6,147	$6,440

Borrowing availability under Revolving Credit Facility	$494	$496

Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate, in each case, plus an applicable margin. Because of their relationship to the interest rate caps, described below, borrowings under the 2021 Term Loan and 2019 Term Loan bear interest at the 1-month SOFR rate, plus applicable margin. As of March 31, 2023, the interest rate on the balance outstanding under the 2021 Term Loan and the 2019 Term Loan were 7.7% and 7.2%, respectively. A portion of the Revolving Credit Facility matures on January 2, 2026, with the remainder maturing on December 1, 2026.

Interest Rate Cap. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. At March 31, 2023, the caps have a combined notional value of approximately $2.6 billion and mature on December 31, 2025. At inception, the interest rate caps protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the Company’s variable-rate debt. We designated the interest rate caps as cash flow hedges of the Company’s risk of changes in its cash flows attributable to changes in 1-month LIBOR above 5% on our outstanding variable-rate debt in accordance with ASC 815. On March 29, 2023 in conjunction with the amended credit facility, we transitioned the contractually specified rate on the interest rate caps from 1-month LIBOR to 1-month Term SOFR. Effective with the amended interest rate caps, we are hedging variability in cash flows related to future interest payments when SOFR exceeds the caps of 4.97% and 5.015%. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, in connection with transitioning its interest rate caps from LIBOR to Term SOFR that enabled us to consider the new swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our Term Loan D and Term Loan E to a maximum of 1-month Term SOFR of 4.97% and 5.015%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. The recorded value of the asset was $33 million, net of accumulated amortization, at March 31, 2023. At March 31, 2023, the fair value of the derivative liability was $11 million, net of tax. We present the deferred premium, the asset, and the fair value of the derivative, net within other non-current liabilities in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $1 million of amortization expense for the asset during the three months ended March 31, 2023, which is included as a component of cash flows from operating activities in our condensed consolidated statement of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. Prior to the amended hedge designation date, LIBOR was less than 5%. Further, SOFR was less than 4.97% and 5.015% from the amended designation date of the hedging relationship through March 31, 2023; therefore, we did not receive any cash payments from the counterparties and, thus, we did not reclassify any amounts into interest expense from the interest rate caps in our condensed consolidated statement of operations.

For all of our interest bearing obligations, we made interest payments of approximately $78 million and $44 million during the three-months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we capitalized $6 million of interest payments related to the Assembly Atlanta project. We did not capitalize any interest payments during the three-months ended March 31, 2022.

As of March 31, 2023, the aggregate minimum principal maturities of our long term debt for the remainder of 2023 and the succeeding five years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	2031 Notes	Total
Remainder of 2023	$11	$-	$-	$-	$-	$11
2024	15	-	-	-	-	15
2025	15	-	-	-	-	15
2026	1,205	700	-	-	-	1,905
2027	15	-	750	-	-	765
2028	1,410	-	-	-	-	1,410
Thereafter	-	-	-	800	1,300	2,100
Total	$2,671	$700	$750	$800	$1,300	$6,221

As of March 31, 2023, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of March 31, 2023 and December 31, 2022, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022 the carrying amount of our long-term debt was $6.2 billion and $6.5 billion, respectively. The fair value of our long-term debt at March 31, 2023 and December 31, 2022 was $5.2 billion and $5.7 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

The fair value of our interest rate caps are based on observable estimates provided by the counterparties and, as such, are classified within Level 2 of the fair value hierarchy. At March 31, 2023, the fair value of the interest caps was a liability of $15 million and is recorded as an other non-current liability in our condensed consolidated balance sheets.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 15, 2023 and 2022, payable on March 31, 2023 and 2022. The total dividend paid was $7 million and $8 million during the three-month periods ending March 31, 2023 and 2022, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of March 31, 2023, we had reserved 8.9 million shares and 2.8 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2022, we had reserved 10.0 million shares and 2.8 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

During the three-months ended March 31, 2023, we have not repurchased any shares of our common stock or Class A common stock under our share repurchase programs. As of March 31, 2023, approximately $124 million was available to repurchase shares of our common stock and/or Class A common stock under these programs.

6.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our statement of operations. During the three-months ended March 31, 2023, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2023, we expect to contribute $4 million to this plan.

During the three-months ended March 31, 2023, we contributed $8 million in matching cash contributions, and shares of our common stock valued at approximately $9 million for our 2022 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2022 and accrued as of December 31, 2022. During the remainder of 2023, we expect to contribute approximately $20 million of matching cash contributions to this plan.

7.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plan, is the 2022 Equity and Incentive Compensation Plan (the “2022 EICP”). Our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2023 and 2022, respectively (in millions).

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense, gross	$2	$5
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(1)
Stock-based compensation expense, net	$1	$4

All shares of common stock and Class A common stock underlying Restricted stock, restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2023 and 2022, respectively, is as follows:

	Three Months Ended March 31,
	2023		2022
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	997,745	$20.62	1,035,728	$19.69
Granted (1)	12,227	12.04	333,382	22.16
Vested	(257,355)	20.21	(294,558)	18.56
Outstanding - end of period	752,617	$20.62	1,074,552	$20.76

Restricted Class A common stock:
Outstanding - beginning of period	677,238	$19.36	720,421	$18.22
Granted (1)	25,022	13.30	250,448	20.52
Vested	(203,986)	18.76	(229,758)	16.99
Outstanding - end of period	498,274	$19.30	741,111	$19.38

Restricted stock units - common stock:
Outstanding - beginning of period	274,145	$23.60	125,247	$19.02
Granted	587,168	11.50	259,079	23.87
Vested	(247,953)	23.64	(108,921)	19.03
Forfeited	(26,192)	23.15	(1,260)	19.05
Outstanding - end of period	587,168	$11.50	274,145	$23.60

(1)         For awards subject to future performance conditions, amounts assume target performance.

8.	Leases

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

We have operating leases that primarily relate to certain of our land, facilities and equipment. As of March 31, 2023, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three-months ended March 31, 2023.

As of March 31, 2023, the weighted average remaining term of our operating leases was 9 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.54%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three-months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Lease expense
Operating lease expense	$4	$4
Short-term lease expense	1	1
Total lease expense	$5	$5

The maturities of operating lease liabilities as of March 31, 2023, for the remainder of 2023 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2023	$12
2024	15
2025	13
2026	12
2027	11
Thereafter	50
Total lease payments	$113
Less: Imputed interest	(30)
Present value of lease liabilities	$83

9.	Commitments and Contingencies

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

As of March 31, 2023, we recorded an accrual of $18 million to resolve litigation related to our Atlanta Assembly project, which effectively removed any potential restrictions over future development opportunities at the site related to the litigation.

10.	Goodwill and Intangible Assets

As of March 31, 2023 and December 31, 2022, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2023			As of December 31, 2022
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,385	$(54)	$5,331	$5,385	$(54)	$5,331
Goodwill	2,663	-	2,663	2,663	-	2,663
	$8,048	$(54)	$7,994	$8,048	$(54)	$7,994

Intangible assets subject to amortization:
Network affiliation agreements	$218	$(98)	$120	$218	$(88)	$130
Other finite-lived intangible assets	1,055	(589)	466	1,055	(549)	506
	$1,273	$(687)	$586	$1,273	$(637)	$636

Total intangible assets	$9,321	$(741)	$8,580	$9,321	$(691)	$8,630

Amortization expense for the three-months ended March 31, 2023 and 2022 was $49 million and $52 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2023 will be approximately $147 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2024, $132 million; 2025, $121 million; 2026, $91 million; 2027, $49 million; and 2028, $13 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

11.	Income Taxes

For the three-months ended March 31, 2023 and 2022, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Income tax (benefit) expense	$(11)	$21
Effective income tax rate	26%	25%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the three-months ended March 31, 2023, these estimates increased our statutory Federal income tax rate to our effective income tax rate of 26% as a result of state income taxes that added 5%. For the three-months ended March 31, 2022, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 25% as a result of state income taxes that added 4%.

During the first quarter of 2023, we made no material federal or state income tax payments. During the remainder of 2023, we anticipate making income tax payments of $35 million to $45 million. As of March 31, 2023, we have an aggregate of approximately $344 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized. We expect that approximately $217 million of these state net operating loss carryforwards will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

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

		Production
As of and for the three months ended March 31, 2023:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$779	$22	$-	$801
Operating expenses before depreciation, amortization and gain on disposal of assets, net	555	59	26	640
Depreciation and amortization	80	3	1	84
Loss on disposal of assets, net	9	1	-	10
Operating expenses	644	63	27	734
Operating income (loss)	$135	$(41)	$(27)	$67

Interest expense	$-	$-	$104	$104
Capital expenditures (excluding business combinations)	$19	$91	$-	$110
Goodwill	$2,618	$45	$-	$2,663
Total Assets	$10,016	$626	$203	$10,845

For the three months ended March 31, 2022:

Revenue (less agency commissions)	$804	$23	$-	$827
Operating expenses before depreciation, amortization and gain on disposal of assets, net	530	26	28	584
Depreciation and amortization	80	3	1	84
Gain on disposal of assets, net	(5)	-	-	(5)
Operating expenses	605	29	29	663
Operating income (loss)	$199	$(6)	$(29)	$164

Interest expense	$-	$-	$79	$79
Capital expenditures (excluding business combinations)	$17	$30	$-	$47

As of December 31, 2022:

Goodwill	$2,618	$45	$-	$2,663
Total Assets	$10,444	$535	$173	$11,152

13.	Subsequent Events

On May 1, 2023, we and Marquee Broadcasting, Inc. (“Marquee”) completed transactions in which we sold television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchased television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million. As a result, Gray’s television station portfolio now includes 102 markets (formerly 101 markets) with the first and/or second highest rated television station. Due to the proximity of the closing date of the transaction to the filing date of this report we are unable to present a preliminary purchase price allocation for the acquired business. The fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 80 markets with the top-rated television station and 102 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the three-months ended March 31, 2023 and 2022, we generated revenue of $801 million and $827 million, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the three-months ended March 31, 2023 and 2022 approximately 27% and 29%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the three-months ended March 31, 2023 and 2022 approximately 19% and 15%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended March 31,
	2023		2022
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$357	45%	$365	44%
Political	8	1%	26	3%
Retransmission consent	395	49%	393	48%
Production companies	22	3%	23	3%
Other	19	2%	20	2%
Total	$801	100%	$827	100%

Results of Operations

Three-Months Ended March 31, 2023 (“the 2023 three-month period”) Compared to Three-Months Ended March 31, 2022 (“the 2022 three-month period”)

Revenue. Total revenue decreased $26 million, or 3%, to $801 million in the 2023 three-month period. During the 2023 three-month period:

●	Retransmission consent revenue increased by $2 million due to the net effect of an increase in rates offset, in part, by a decrease in subscribers;
●

Core advertising revenue decreased by $8 million. In the 2023 three-month period, we earned $6 million of net revenue from the broadcast of the Super Bowl on our 27 FOX channels compared to an aggregate of $13 million of net revenue relating to the broadcast of the Winter Olympics and the Super Bowl on our 56 NBC channels during the 2022 three-month period.

●	Political advertising revenue decreased by $18 million, resulting primarily from 2023 being the “off-year” of the two-year election cycle;
●	Production company revenue decreased by $1 million in the 2023 three-month period.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $25 million, or 5%, to $555 million in the 2023 three-month period:

●	Payroll broadcasting expenses increased by $12 million in the 2023 three-month period as a result of routine increases in compensation.
●	Non-payroll broadcasting expenses increased by $13 million primarily because of the following:
o	Retransmission expense increased by $8 million in the 2023 three-month period consistent with the increase in retransmission revenue;
o	Professional services expenses increased by $2 million; and
o	Promotion expenses increased by $2 million.
o	Broadcast non-cash stock-based compensation expense was not material in the 2023 three-month period compared to $1 million in the 2022 three-month period.

Production Company Expenses. Production company operating expenses were $59 million in the 2023 three-month period an increase of $33 million compared to the 2022 three-month period. Production company operating expenses included $17 million allowance for credit losses related to the bankruptcy of Diamond, a counterparty in contracts with us and $18 million to settle litigation related to the Assembly Atlanta project.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased $2 million, or 7%, to $26 million in the 2023 three-month period. These decreases were primarily the result of decreases in Transaction Related Expenses. Non-cash stock-based compensation expenses decreased to $2 million in the 2023 three-month period compared to $5 million in the 2022 three-month period.

Depreciation. Depreciation of property and equipment totaled $35 million for the 2023 three-month period and $32 million for the 2022 three-month period.

Amortization. Amortization of intangible assets totaled $49 million in the 2023 three-month period and $52 million in the 2022 three-month period.

Loss on Disposal of Assets, Net. Loss on disposal of assets included $9 million of expense in the 2023 three-month period representing the initial discount recognized on the accounts receivable balance transferred to the SPV upon the implementation of the accounts receivable Securitization Facility. We expect that future amounts related to the Securitization Facility in this line item will not be material.

Interest Expense. Interest expense increased $25 million to $104 million for the 2023 three-month period compared to $79 million in the 2022 three-month period. This increase was primarily attributable to increases in interest rates on our floating rate 2019 Senior Credit Facility to 7.3% in the 2023 three-month period compared to 2.9% in the 2022 three-month period. Our average outstanding total long-term debt balance was $6.4 billion and $6.8 billion during the 2023 and 2022 three-month periods, respectively. Interest expense also increased by $1 million related to the non-cash amortization of fees for our interest rate cap agreement. We anticipate in future quarters this non-cash amortization expense will be $3 million per quarter for the duration of the agreements. Interest expense also increased by $2 million related to the amount outstanding under the Securitization Facility, from inception through the end of the quarter, during the 2023 three-month period. In future quarters, we anticipate interest expense resulting from the Securitization Facility will be approximately $5 million per quarter, for the duration of the agreement representing the amount outstanding under the facility at the one-month SOFR rate plus 1%.

Loss from Early Extinguishment of debt. During the 2023 three month period, we repaid in full the $295 million balance of the 2017 Term Loan under our 2019 Senior Credit Facility. As a result, we recorded a loss on early extinguishment of debt of $3 million, representing the unamortized balance of the related deferred financing costs of that loan.

Income Tax (Benefit) Expense. During the 2023 three-month period, we recognized income tax benefit of $11 million. During the 2022 three-month period, we recognized income tax expense of $21 million. For the 2023 three-month period and the 2022 three-month period, our effective income tax rate was 26% and 25%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2023 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate of 26% as a result of state income taxes that added 5%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$412	$141
Net cash used in investing activities	(95)	(53)
Net cash used in financing activities	(322)	(30)
Net (decrease) increase in cash	$(5)	$58

	As of
	March 31,	December 31,
	2023	2022
Cash	$56	$61
Long-term debt, including current portion, less deferred financing costs	$6,162	$6,455
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under the Revolving Credit Facility	$494	$496

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $412 million in the 2023 three-month period compared to net cash provided by operating activities of $141 million in the 2022 three-month period. The increase of $271 million was primarily the result of $339 million of cash provided from the sale of accounts receivable under our Securitization Facility; and other changes in working capital, partially offset by a decrease in net income.

Net cash used in investing activities was $95 million in the 2023 three-month period compared to $53 million in the 2022 three-month period. The increase in the amount used was largely due to increased purchases of property and equipment in the 2023 three-month period compared to the 2022 three-month period.

Net cash used in financing activities was approximately $322 million in the 2023 three-month period compared to $30 million in the 2022 three-month period. The increase was primarily due to the use of $4 million of cash to repay a portion of the amount outstanding under our 2021 Term Loan and to repay the $295 million balance of our 2017 Term Loan under our 2019 Senior Credit Facility in the 2023 three-month period.

Liquidity. We estimate that we will make approximately $434 million in debt interest payments over the twelve months immediately following March 31, 2023.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next 12 months and beyond. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least January 2, 2026, which is the maturity date of the 2019 Term Loan under the 2019 Senior Credit Facility.

Debt. As of March 31, 2023, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our $700 million in aggregate principal amount of senior notes due 2026, our $750 million in aggregate principal amount of senior notes due 2027, our $800 million in aggregate principal amount of senior notes due 2030 and our $1.3 billion in aggregate principal amount of senior notes due 2031. As of March 31, 2023, the 2019 Senior Credit Facility provided total commitments of $3.2 billion, consisting of a $1.2 billion term loan facility, a $1.5 billion term loan facility and $494 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at March 31, 2023.

Capital Expenditures. Excluding capital expenditures related to Assembly Atlanta, we currently expect that our routine capital expenditures will be in a range of approximately $86 million to $96 million for the remainder of 2023. In addition, we currently expect that our Assembly Atlanta capital expenditures will likely be offset by proceeds from Assembly Atlanta property sales and CID incentive payments for the remainder of 2023. More specifically, we currently expect that our Assembly Atlanta construction expenditures will be in a range of $95 million to $100 million, offset by the combined proceeds from Assembly Atlanta property sales and CID incentive payments that we expect will also be in a range of $95 million to $100 million for the remainder 2023. We can give no assurances of the actual proceeds to be received in the future from property sales and incentive payments, nor the timing of any such proceeds.

Completed Transaction. On May 1, 2023, we completed the transaction with Marquee Broadcasting, Inc. (“Marquee”) through which we sold television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchased television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million. As a result, Gray’s television station portfolio now includes 102 markets with the first and/or second highest rated television station. Due to the proximity of the closing date of the transaction to the filing date of this report we are unable to present a preliminary purchase price allocation for the acquired business. The fair value estimates of assets acquired, liabilities assumed and resulting goodwill will be based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and liabilities assumed, the fair value estimates will be based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the first quarter of 2023, we made no material federal or state income tax payments. During the remainder of 2023, we anticipate making income tax payments within a range of $35 million to $45 million. As of March 31, 2023, we have an aggregate of approximately $344 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized.

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

During the 2023 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2023, we expect to contribute $4 million to this pension plan.

Off-Balance Sheet Arrangements. On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a three-year $300 million revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, for the purpose of providing additional liquidity in order to repay indebtedness under the Senior Credit Facility. The Securitization Facility permits the SPV to draw up to a total of $300 million, subject to the outstanding amount of the receivables pool and other factors. The Securitization Facility is subject to interest charges, at the one-month Secured Overnight Financing Rate (“SOFR”) plus 100 basis points on the amount of the outstanding facility. The SPV is also required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Other than as described above, there have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2022 Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2022 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, statements about the economy in general, our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, future interest expense under our Securitization Facility, future interest expense under our interest rate caps, assumptions underlying various estimates and estimates of future obligations and commitments, and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of our Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this quarterly report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2023 has not materially changed since December 31, 2022. Our market risk profile on December 31, 2022 is disclosed in our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

10.1

Receivables Purchase Agreement, dated as of February 23, 2023, by and among Gray AR, LLC, as seller, the persons from time to time party thereto as Purchasers (as defined therein), Wells Fargo Bank, N.A., as administrative agent, and Gray Television, Inc., in its individual capacity and as initial Master Servicer (as defined therein) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.2

Receivables Sale Agreement, dated as of February 23, 2023, among Gray Media Group, Inc., the various entities listed on schedule I thereto, Gray Television, Inc., and Gray AR, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.3

Performance Undertaking, dated as of February 23, 2023, by Gray Television, Inc., in favor of Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.4

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of March 17, 2023, among Gray Television, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2023)

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: May 5, 2023	By:	/s/ James C. Ryan
James C. Ryan Executive Vice President and Chief Financial Officer