Form 10-Q
period 2023-06-30
GRAY TELEVISION INC
filed 2023-08-04
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2023 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________ .

Commission file number: 1-13796

Gray Television, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-0285030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 Peachtree Road, NE, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
87,263,755 shares outstanding as of July 28, 2023	8,191,073 shares outstanding as of July 28, 2023

INDEX

GRAY TELEVISION, INC.

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30,	December 31,
	2023	2022
Assets:
Current assets:
Cash	$36	$61
Accounts receivable, less allowance for credit losses of $32 and $16, respectively	329	650
Current portion of program broadcast rights, net	7	27
Income tax refunds receivable	21	22
Prepaid income taxes	67	43
Prepaid and other current assets	52	54
Total current assets	512	857

Property and equipment, net	1,574	1,466
Operating leases right of use asset	79	75
Broadcast licenses	5,320	5,331
Goodwill	2,660	2,663
Other intangible assets, net	537	636
Investments in broadcasting and technology companies	108	105
Deferred pension assets	5	5
Other	15	14
Total assets	$10,810	$11,152

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	June 30,	December 31,
	2023	2022
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$33	$55
Employee compensation and benefits	71	98
Accrued interest	62	60
Accrued network programming fees	40	39
Other accrued expenses	51	50
Federal and state income taxes	12	15
Current portion of program broadcast obligations	8	29
Deferred revenue	40	24
Dividends payable	14	14
Current portion of operating lease liabilities	11	10
Current portion of long-term debt	15	15
Total current liabilities	357	409

Long-term debt, less current portion and deferred financing costs	6,197	6,440
Program broadcast obligations, less current portion	1	1
Deferred income taxes	1,448	1,454
Operating lease liabilities, less current portion	71	68
Other	26	14
Total liabilities	8,100	8,386

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 107,179,827 shares and 105,104,057 shares, respectively, and outstanding 87,263,755 shares and 85,467,271 shares, respectively	1,168	1,150
Class A common stock, no par value; authorized 25,000,000 shares, issued 10,413,993 shares and 9,675,139 shares, respectively, and outstanding 8,191,073 shares and 7,544,415 shares, respectively	45	45
Retained earnings	1,175	1,242
Accumulated other comprehensive loss, net of income tax benefit	(15)	(12)
	2,373	2,425
Treasury stock at cost, common stock, 19,916,072 shares and 19,636,786 shares, respectively	(281)	(278)
Treasury stock at cost, Class A common stock, 2,222,920 shares and 2,130,724 shares, respectively	(32)	(31)
Total stockholders’ equity	2,060	2,116
Total liabilities and stockholders’ equity	$10,810	$11,152

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue (less agency commissions):
Broadcasting	$801	$855	$1,580	$1,659
Production companies	12	13	34	36
Total revenue (less agency commissions)	813	868	1,614	1,695
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcasting	552	528	1,107	1,058
Production companies	11	14	70	40
Corporate and administrative	30	25	56	53
Depreciation	35	31	70	63
Amortization of intangible assets	50	52	99	104
Loss (gain) on disposal of assets, net	16	-	26	(5)
Operating expenses	694	650	1,428	1,313
Operating income	119	218	186	382
Other expense:
Miscellaneous expense, net	(1)	-	(3)	(2)
Interest expense	(109)	(81)	(213)	(160)
Loss from early extinguishment of debt	-	-	(3)	-
Income (loss) before income taxes	9	137	(33)	220
Income tax expense (benefit)	5	38	(6)	59
Net income (loss)	4	99	(27)	161
Preferred stock dividends	13	13	26	26
Net (loss) income attributable to common stockholders	$(9)	$86	$(53)	$135

Basic per share information:
Net (loss) income attributable to common stockholders	$(0.10)	$0.92	$(0.58)	$1.45
Weighted-average shares outstanding	93	93	92	93

Diluted per share information:
Net (loss) income attributable to common stockholders	$(0.10)	$0.91	$(0.58)	$1.44
Weighted-average shares outstanding	93	94	92	94

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income (loss)	$4	$99	$(27)	$161

Other comprehensive income (loss):
Adjustment - fair value of interest rate caps	11	-	(4)	-
Income tax expense (benefit)	3	-	(1)	-
Other comprehensive income (loss), net	8	-	(3)	-

Comprehensive income (loss)	$12	$99	$(30)	$161

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

Net income	-	-	-	-	62	-	-	-	-	-	62

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	307,885	7	-	-	-	-	-	-	7
2017 Equity and Incentive
Compensation Plan:
Restricted stock awards	250,448	-	333,382	-	-	(103,738)	(2)	(138,959)	(3)	-	(5)
Restricted stock unit awards	-	-	108,921	-	-	-	-	(32,958)	(1)	-	(1)

Stock-based compensation	-	2	-	3	-	-	-	-	-	-	5

Balance at March 31, 2022	9,675,139	$41	105,036,512	$1,137	$910	(2,101,917)	$(30)	(16,919,185)	$(227)	$(27)	$1,804

Net income	-	-	-	-	99	-	-	-	-	-	99

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2017 Equity and Incentive
Compensation Plan:
Restricted stock awards	-	-	67,545	-	-	-	-	(17,463)	-	-	-

Repurchase of common stock								(2,646,193)	(50)		(50)

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at June 30, 2022	9,675,139	$43	105,104,057	$1,141	$988	(2,101,917)	$(30)	(19,582,841)	$(277)	$(27)	$1,838

Balance at December 31, 2022	9,675,139	$45	105,104,057	$1,150	$1,242	(2,130,724)	$(31)	(19,636,786)	$(278)	$(12)	$2,116

Net loss	-	-	-	-	(31)	-	-	-	-	-	(31)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(11)	(11)

Issuance of common stock:
401(k) Plan	-	-	819,898	9	-	-	-	-	-	-	9
2022 Equity and Incentive
Compensation Plan:
Restricted stock awards	25,022	-	12,227	-	-	(92,196)	(1)	(129,636)	(2)	-	(3)
Restricted stock unit awards	-	-	247,953	-	-	-	-	(80,622)	(1)	-	(1)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at March 31, 2023	9,700,161	$45	106,184,135	$1,161	$1,191	(2,222,920)	$(32)	(19,847,044)	$(281)	$(23)	$2,061

Net income	-	-	-	-	4	-	-	-	-	-	4

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	8	8

Issuance of common stock:
401(k) Plan	-	-	-	-	-	-	-	-	-	-	-
2022 Equity and Incentive
Compensation Plan:
Restricted stock awards	713,832	-	995,692	-	-	-	-	(69,028)	-	-	-

Stock-based compensation	-	-	-	7	-	-	-	-	-	-	7

Balance at June 30, 2023	10,413,993	$45	107,179,827	$1,168	$1,175	(2,222,920)	$(32)	(19,916,072)	$(281)	$(15)	$2,060

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net (loss) income	$(27)	$161
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	70	63
Amortization of intangible assets	99	104
Amortization of deferred loan costs	7	8
Amortization of restricted stock awards	9	11
Amortization of program broadcast rights	20	25
Payments on program broadcast obligations	(21)	(26)
Deferred income taxes	(6)	-
Loss (gain) on disposal of assets, net	26	(5)
Loss from early extinguishment of debt	3	-
Other	11	6
Changes in operating assets and liabilities:
Accounts receivable	321	10
Income taxes receivable or prepaid	(24)	(67)
Other current assets	4	18
Accounts payable	(21)	7
Employee compensation, benefits and pension cost	(27)	(8)
Accrued network fees and other expenses	9	7
Accrued interest	2	1
Income taxes payable	(3)	7
Deferred revenue	7	8
Net cash provided by operating activities	459	330

Investing activities:
Acquisitions of television businesses and licenses, net of cash acquired	(6)	(40)
Proceeds from sale of television station	6	-
Purchases of property and equipment	(213)	(159)
Proceeds from asset sales	22	2
Reimbursement of development costs	11	-
Proceeds from Repack reimbursement (Note 1)	-	5
Investment in broadcast, production and technology companies	(7)	(9)
Net cash used in investing activities	(187)	(201)

Financing activities:
Proceeds from borrowings on long-term debt	150	-
Repayments of borrowings on long-term debt	(403)	(58)
Repurchase of common stock	-	(50)
Payment of common stock dividends	(14)	(16)
Payment of preferred stock dividends	(26)	(26)
Payment of taxes related to net share settlement of equity awards	(4)	(6)
Net cash used in financing activities	(297)	(156)
Net decrease in cash	(25)	(27)
Cash at beginning of period	61	189
Cash at end of period	$36	$162

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2022, which was derived from the Company’s audited financial statements as of December 31, 2022, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our financial condition as of, and operating results for the three and six-months ended June 30, 2023, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2023.

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

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. We account for all material investments in which we have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous expense, net in our consolidated statements of operations. Investments are also increased by contributions made to and decreased by the distributions from the investee. We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

Investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous expense, net in our consolidated statements of operations. These investments are reported together as a non-current asset on our consolidated balance sheets.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2023 and 2022, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Weighted-average shares outstanding-basic	93	93	92	93
Common stock equivalents for restricted shares	-	1	-	1
Weighted-average shares outstanding-diluted	93	94	92	94

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of June 30, 2023 and December 31, 2022, consist of adjustments to our pension liability and changes in the fair value of our interest rate cap, each net of tax. Our comprehensive income for the six-months ended June 30, 2023 and 2022 consisted of our net income and recognition of the fair value adjustment related to our interest rate cap, and the related income tax benefit. As of June 30, 2023 and December 31, 2022 the balances were as follows (in millions):

	June 30,	December 31,
	2023	2022

Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(16)	$(16)
Adjustment to fair value of interest rate caps	(4)	-
Income tax benefit	(5)	(4)
Accumulated other comprehensive loss	$(15)	$(12)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	June 30,	December 31,	Useful Lives
	2023	2022	(in years)
Property and equipment:
Land	$289	$290
Buildings and improvements	486	477	7	to	40
Equipment	1,046	1,027	3	to	20
Construction in progress	494	362
	2,315	2,156
Accumulated depreciation	(741)	(690)
Total property and equipment, net	$1,574	$1,466

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to the Purchase and Sale Agreement between us and the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During the first half of 2023, we received a total of $38 million in cash proceeds from the CID. We received $27 million for the infrastructure assets constructed and for which ownership has or will be transferred to the CID, and $11 million in proceeds for construction costs incurred but where no transfer of ownership occurred. These proceeds were recognized in our Condensed Consolidated Statement of Cash Flows as follows: $9 million was included in the line item for change in deferred revenue, as a component of our net cash provided by operating activities; $18 million was included in the line item for proceeds from asset sales and $11 million was included in the line item for reimbursement of development costs, each as a component of our net cash used by investment activities.

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

The following tables provide additional information related to loss (gain) on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Loss (gain) on disposal of assets, net:
Proceeds from sale of fixed assets	$(14)	$(2)	$(22)	$(2)
Proceeds from FCC - Repack	-	-	-	(5)
Net book value of assets disposed	16	2	25	2
Non-cash loss on divestiture	14	-	14	-
Securitization Facility	(1)	-	8	-
Other	1	-	1	-
Total	$16	$-	$26	$(5)

Purchase of property and equipment:
Recurring purchases - operations			$45	$67
Assembly Atlanta development			168	92
Total			$213	$159

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

As of June 30, 2023, our allowance for credit losses includes a reserve of $17 million for the full amount owed to us by Diamond Sports Group, LLC (“Diamond”), as of that date, as a result of, Diamond, a counterparty to certain contracts with us, commencing voluntary Chapter 11 bankruptcy proceedings on March 14, 2023.

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

Under the Securitization Facility, the SPV sells to the Purchasers certain receivables, including all rights, title, and interest in the related receivables (“Sold Receivables”). The parties intend that the conveyance of accounts receivables to the Purchasers, for the ratable benefit of the Purchasers will constitute a purchase and sale of receivables and not a pledge for security. The SPV has guaranteed to each Purchaser the prompt payment of Sold Receivables, and to secure the prompt payment and performance of such guaranteed obligations, the SPV has granted a security interest to the Purchasers in all assets of the SPV. In our capacity as servicer under the Securitization Facility, we are responsible for administering and collecting receivables and have made customary representations, warranties, covenants and indemnities. We do not record a servicing asset or liability since the estimated fair value of the servicing of the receivables approximates the servicing income. We also provided a performance guarantee for the benefit of the Purchasers.

The Securitization Facility is subject to interest charges, at the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (100 basis points) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Servicing fee income recognized during the six-months ended June 30, 2023, was not material. The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

The proceeds of the Securitization Facility are classified as operating activities in our Condensed Consolidated Statement of Cash Flows. Cash received from collections of Sold Receivables is used by the SPV to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection.

The amount sold to the Purchasers was $300 million at June 30, 2023, which was derecognized from the Condensed Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $277 million at June 30, 2023. Total receivables sold under the Securitization Facility were $577 million for the quarter ended June 30, 2023. Pursuant to the Securitization Facility, we recognized a charge of $9 million in the 2023 six-month period that represents the discount on the accounts receivable balance transferred to the SPV. This discount is included in our loss on disposal of assets in our Condensed Consolidated Statements of Operations.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our Condensed Consolidated Balance Sheets (in millions):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$16	$16
Provision for credit losses	17	(1)
Amounts written off	(1)	-
Ending balance	$32	$15

Implementation of ASC 848, Reference Rate Reform. On March 17, 2023, we amended the 2019 Senior Credit Facility and transitioned the variable rate on our 2019 Term Loan from 1-month LIBOR to 1-month SOFR. We elected to apply the optional expedient in ASC 848, in connection with the amendment that enabled us to consider the amendment as a non-significant contract modification of the existing debt agreement. Additionally, for our 2021 Term Loan, we transitioned to the fallback language within the credit agreement and transitioned from 1-month LIBOR to 1-month SOFR as of March 31, 2023. As a result, the amendment to our 2019 Term Loan and fallback to SOFR in our 2021 Term Loan did not have a material impact to our financial statements.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our balance sheets. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $12 million of revenue in the six-months ended June 30, 2023 that was included in the deposit liability balance as of December 31, 2022. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $11 million and $12 million as of June 30, 2023 and December 31, 2022, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Market and service type:
Broadcast Advertising:
Core advertising	$379	$366	$736	$731
Political	12	90	20	116
Total advertising	391	456	756	847
Retransmission consent	394	382	789	775
Production companies	12	13	34	36
Other	16	17	35	37
Total revenue	$813	$868	$1,614	$1,695

Sales channel:
Direct	$559	$536	$1,117	$1,087
Advertising agency intermediary	254	332	497	608
Total revenue	$813	$868	$1,614	$1,695

3.	Acquisition and Divestiture

On May 1, 2023, we and Marquee Broadcasting, Inc. (“Marquee”) completed transactions in which we sold television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchased television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million.

The following table summarizes the preliminary values of the assets acquired of WPGA (in millions):

Property and equipment and other assets	$2
Broadcast licenses	4
Total	$6

These amounts are based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches. In determining the preliminary fair value of the acquired assets, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from 3 to 40 years.

In this transaction an immaterial amount of goodwill was acquired.

The sale of television station KNIN resulted in a loss on disposal of $14 million.

4.	Long-term Debt

As of June 30, 2023 and December 31, 2022, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	June 30,	December 31,
	2023	2022
Long-term debt :
2019 Senior Credit Facility:
2017 Term Loan (pre-paid on March 1, 2023)	$-	$295
2019 Term Loan (matures January 2, 2026)	1,190	1,190
2021 Term Loan (matures December 1, 2028)	1,478	1,485
Revolving Credit Facility	50	-
2026 Notes (matures July 15, 2026)	700	700
2027 Notes (matures May 15, 2027)	750	750
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal, including current portion	6,268	6,520
Unamortized deferred loan costs - 2017 Term Loan	-	(4)
Unamortized deferred loan costs - 2019 Term Loan	(18)	(21)
Unamortized deferred loan costs - 2021 Term Loan	(4)	(4)
Unamortized deferred loan costs - 2026 Notes	(4)	(4)
Unamortized deferred loan costs - 2027 Notes	(7)	(7)
Unamortized deferred loan costs - 2030 Notes	(10)	(11)
Unamortized deferred loan costs - 2031 Notes	(15)	(16)
Unamortized premium - 2026 Notes	2	2
Less current portion	(15)	(15)
Long-term debt, less current portion and deferred financing costs	$6,197	$6,440

Borrowing availability under Revolving Credit Facility	$444	$496

Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate, in each case, plus an applicable margin. As of June 30, 2023, the interest rate on the balance outstanding under the Revolving credit facility was 7.2%. Because of their relationship to the interest rate caps, described below, borrowings under the 2021 Term Loan and 2019 Term Loan bear interest at the 1-month SOFR rate, plus applicable margin. As of June 30, 2023, the interest rate on the balance outstanding under the 2021 Term Loan and the 2019 Term Loan were 8.3% and 7.8%, respectively. A portion of the Revolving Credit Facility matures on January 2, 2026, with the remainder maturing on December 1, 2026.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. At June 30, 2023, the caps have a combined notional value of approximately $2.6 billion and mature on December 31, 2025. At inception, the interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. We designated the interest rate caps as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month LIBOR above 5% on our outstanding variable-rate debt in accordance with ASC 815. On March 29, 2023 in conjunction with the amended credit facility, we transitioned the contractually specified rate on the interest rate caps from 1-month LIBOR to 1-month Term SOFR. Effective with the amended interest rate caps, we are hedging variability in cash flows related to future interest payments when SOFR exceeds the caps of 4.97% and 5.015%. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, in connection with transitioning its interest rate caps from LIBOR to Term SOFR that enabled us to consider the new swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan and our 2019 Term Loan to a maximum of 1-month Term SOFR of 4.97% and 5.015%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. The recorded value of the asset was $30 million, net of accumulated amortization, at June 30, 2023. At June 30, 2023, the fair value of the derivative liability was $4 million. We present the deferred premium, the asset, and the fair value of the derivative, net within other non-current liabilities in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $4 million of amortization expense for the asset during the six months ended June 30, 2023, which is included as a component of cash flows from operating activities in our condensed consolidated statement of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. Prior to the amended hedge designation date, LIBOR was less than 5%. Further, SOFR was greater than 4.97% and 5.015% from the amended designation date of the hedging relationship through June 30, 2023; therefore, we received $0.3 million of cash payments from the counterparties that we reclassify to reduce interest expense from the interest rate caps in our condensed consolidated statement of operations.

For all of our interest bearing obligations, we made interest payments of approximately $208 million and $153 million during the six-months ended June 30, 2023 and 2022, respectively. During the six-months ended June 30, 2023 and 2022, we capitalized $13 million and $2 million of interest payments, respectively, related to the Assembly Atlanta project.

As of June 30, 2023, the aggregate minimum principal maturities of our long term debt for the remainder of 2023 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	2031 Notes	Total
Remainder of 2023	$8	$-	$-	$-	$-	$8
2024	15	-	-	-	-	15
2025	15	-	-	-	-	15
2026	1,255	700	-	-	-	1,955
2027	15	-	750	-	-	765
2028	1,410	-	-	-	-	1,410
Thereafter	-	-	-	800	1,300	2,100
Total	$2,718	$700	$750	$800	$1,300	$6,268

As of June 30, 2023, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of June 30, 2023 and December 31, 2022, we were in compliance with all required covenants under all our debt obligations.

In the six-months ended June 30, 2023, we paid the required principal reductions of $8 million of our 2021 Term Loan and voluntarily pre-paid the $295 million outstanding principal balance of our 2017 Term Loan.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both June 30, 2023 and December 31, 2022.

At June 30, 2023 and December 31, 2022, the carrying amount of our long-term debt was $6.2 billion and $6.5 billion, respectively, and the fair value was $5.3 billion and $5.7 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 15 and June 15, 2023 and 2022, payable on March 31 and June 30, 2023 and 2022. The total dividends declared and paid during the six-months ended June 30, 2023 and 2022 was $14 million and $16 million, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of June 30, 2023, we had reserved 7.9 million shares and 2.1 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous expense, net in our condensed consolidated statements of operations. During the six-months ended June 30, 2023, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plans. During the remainder of 2023, we expect to contribute $4 million to these plans.

During the six-month period ended June 30, 2023, we contributed $14 million in matching cash contributions, and shares of our common stock valued at $9 million for our 2022 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2022 and accrued as of December 31, 2022. Based upon employee participation as of June 30, 2023, during the remainder of 2023, we expect to contribute $14 million of matching cash contributions to this plan.

8.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2023 and 2022 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation expense, gross	$7	$6	$9	$11
Income tax benefit at our statutory rate associated with stock-based compensation	(2)	(2)	(2)	(3)
Stock-based compensation expense, net	$5	$4	$7	$8

All shares of common stock and Class A common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2023 and 2022, respectively, is as follows:

	Six Months Ended
	June 30, 2023		June 30, 2022
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	997,745	$20.62	1,035,728	$19.69
Granted (1)	1,007,921	$8.15	400,927	$21.68
Vested	(461,953)	$20.27	(341,918)	$19.03
Outstanding - end of period (1)	1,543,713	$12.58	1,094,737	$20.62

Restricted stock - Class A common:
Outstanding - beginning of period (1)	677,238	$19.36	720,421	$18.22
Granted (1)	738,854	$8.34	250,448	$20.52
Vested	(203,986)	$18.76	(229,758)	$16.99
Outstanding - end of period (1)	1,212,106	$12.74	741,111	$19.38

Restricted stock units - common stock:
Outstanding - beginning of period	274,145	$23.60	125,247	$19.02
Granted	587,168	$11.50	259,079	$23.87
Vested	(247,953)	$23.64	(108,921)	$19.03
Forfeited	(26,192)	$23.15	(1,260)	$19.05
Outstanding - end of period	587,168	$11.50	274,145	$23.60

(1)	For awards subject to future performance conditions, amounts assume target performance.

9.	Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of June 30, 2023, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six-months ended June 30, 2023.

As of June 30, 2023, the weighted-average remaining term of our operating leases was approximately 9 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.5%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and six-months ended June 30, 2023 and 2022, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$5	$4	$9	$8
Short-term lease expense	1	-	2	1
Total lease expense	$6	$4	$11	$9

The maturities of operating lease liabilities as of June 30, 2023, for the remainder of 2023 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2023	$8
2024	15
2025	14
2026	12
2027	11
Thereafter	51
Total lease payments	111
Less: Imputed interest	(29)
Present value of lease liabilities	$82

10.	Commitments and Contingencies

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

11.	Goodwill and Intangible Assets

A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-months ended June 30, 2023 is as follows (in millions):

	Net Balance at				Net Balance at
	December 31,	Acquisitions			June 30,
	2022	and Adjustments	Impairments	Amortization	2023

Goodwill	$2,663	$(3)	$-	$-	$2,660
Broadcast licenses	5,331	(11)	-	-	5,320
Finite-lived intangible assets	636	-	-	(99)	537
Total intangible assets net of accumulated amortization	$8,630	$(14)	$-	$(99)	$8,517

A summary of the changes in our goodwill, on a gross basis, for the six-months ended June 30, 2023, is as follows (in millions):

	As of			As of
	December 31,	Acquisitions		June 30,
	2022	and Adjustments	Impairments	2023

Goodwill, gross	$2,762	$(3)	$-	$2,759
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,663	$(3)	$-	$2,660

As of June 30, 2023 and December 31, 2022, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of June 30, 2023			As of December 31, 2022
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,374	$(54)	$5,320	$5,385	$(54)	$5,331
Goodwill	2,660	-	2,660	2,663	-	2,663
	$8,034	$(54)	$7,980	$8,048	$(54)	$7,994

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(106)	$110	$218	$(88)	$130
Other finite lived intangible assets	1,052	(625)	427	1,055	(549)	506
	$1,268	$(731)	$537	$1,273	$(637)	$636

Total intangibles	$9,302	$(785)	$8,517	$9,321	$(691)	$8,630

Amortization expense for the six-months ended June 30, 2023 and 2022 was $99 million and $104 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2023 will be approximately $98 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2024, $132 million; 2025, $121 million; 2026, $91 million; 2027, $49 million; and 2028, $13 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates. Please see footnote 14. Subsequent Event, for further discussion of the impairment charge to be recorded in the third quarter of 2023.

12.	Income Taxes

For the three-month and six-month periods ended June 30, 2023 and 2022, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income tax expense (benefit)	$5	$38	$(6)	$59
Effective income tax rate	56%	28%	18%	27%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the 2023 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate as a result of state income taxes that resulted in an increase of 4% and permanent differences resulted in a decrease of 1% and discrete items that resulted in a decrease of 6%. For the six-months ended June 30, 2022, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 27% as follows: state income taxes added 5% and permanent differences between our U.S. GAAP income and taxable income resulted in an increase of 1%.

During the six-months ended June 30, 2023, we made $24 million of federal and state income tax payments, net of refunds. During the remainder of 2023, we anticipate making income tax payments (net of expected refunds) of approximately $14 million to $22 million. As of June 30, 2023, we have an aggregate of approximately $344 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized. We expect that approximately $217 million of these state net operating loss carryforwards will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

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

We operate in two business segments: broadcasting and production companies. The broadcasting segment operates television stations in local markets in the U.S. The production companies segment includes the production of television content and our productions facilities, primarily Assembly Atlanta. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning our operating segments (in millions):

		Production
As of and for the six months ended June 30, 2023:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,580	$34	$-	$1,614
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	1,107	70	56	1,233
Depreciation and amortization	160	7	2	169
Loss on disposal of assets, net	24	2	-	26
Operating expenses	1,291	79	58	1,428
Operating income (loss)	$289	$(45)	$(58)	$186

Interest expense	$-	$-	$213	$213
Capital expenditures (excluding business combinations)	$41	$168	$4	$213
Goodwill	$2,615	$45	$-	$2,660
Total assets	$9,995	$644	$171	$10,810

For the six months ended June 30, 2022:

Revenue (less agency commissions)	$1,659	$36	$-	$1,695
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	1,058	40	53	1,151
Depreciation and amortization	159	6	2	167
Gain on disposal of assets, net	(5)	-	-	(5)
Operating expenses	1,212	46	55	1,313
Operating income (loss)	$447	$(10)	$(55)	$382

Interest expense	$-	$-	$160	$160
Capital expenditures (excluding business combinations)	$66	$93	$-	$159

As of December 31, 2022:

Goodwill	$2,618	$45	$-	$2,663
Total assets	$10,444	$535	$173	$11,152

14.	Subsequent Event

Several years ago, our Raycom Sports subsidiary sublicensed certain Atlantic Coast Conference (“ACC”) football and basketball games from ESPN to Fox Sports that were assumed by Diamond Sports Group, LLC (“Diamond”) upon its acquisition of Fox Sports. In March 2023, Diamond sought bankruptcy protection. On July 7, 2023, the bankruptcy court granted the request of Diamond (supported by us) for the early rejection, and therefore the termination, of the ACC sports rights agreements. On July 13, 2023, The CW Network (“CW”) announced that it had entered into an agreement with Raycom Sports for a similar package of sports rights related to the ACC games that had been included in the now-terminated agreement with Diamond. Concurrently, Raycom Sports and ESPN modified their license agreement to correspond with the terms of The CW sublicense agreement. The new agreements mitigate a portion of the losses caused by Diamond’s rejection of its ACC sports rights agreement with Raycom Sports. As a result of the bankruptcy filings and these new July 2023 agreements, our production companies segment expects to record a pre-tax non-cash charge within a range of $33 million to $43 million, for impairment of goodwill and other intangible assets in the third quarter of 2023.

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

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the six-months ended June 30, 2023 and 2022, we generated revenue of $1.6 billion and $1.7 billion, respectively.

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

Our broadcasting and internet advertising revenues are affected by several factors that we consider to be seasonal in nature. These factors include:

●

Spending by political candidates, political parties and special interest groups increases during the even-numbered “on-year” of the two-year election cycle. This political advertising spending typically is heaviest during the fourth quarter of such years;

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the six-months ended June 30, 2023 and 2022 approximately 26% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the six-months ended June 30, 2023 and 2022 approximately 19% and 15%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Production Company Operations. The Assembly Studios portion of our Assembly Atlanta project are now substantially complete and preliminary move-in and start-up activities at Assembly Studios have now commenced in the third quarter of 2023. The studio operations are managed under an operating agreement with NBCUniversal Media, LLC (“NBCU”) through which NBCU will lease and operate the new state-of-the-art studio facilities.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$379	47%	$366	42%	$736	46%	$731	43%
Political	12	1%	90	10%	20	1%	116	7%
Retransmission consent	394	48%	382	44%	789	49%	775	46%
Production companies	12	2%	13	1%	34	2%	36	2%
Other	16	2%	17	3%	35	2%	37	2%
Total	$813	100%	$868	100%	$1,614	100%	$1,695	100%

Results of Operations

Three-Months Ended June 30, 2023 (“the 2023 three-month period”) Compared to Three-Months Ended June 30, 2022 (“the 2022 three-month period”)

Revenue. Total revenue decreased $55 million, or 6%, to $813 million in the 2023 three-month period. During the 2023 three-month period:

●	Core advertising revenue increased by $13 million or 4%;
●	Retransmission consent revenue increased by $12 million, due to an increase in rates, offset in part, by a decrease in subscribers; and
●	Consistent with 2023 being the “off-year” of the two-year election cycle, political advertising revenue decreased by $78 million.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $24 million, or 5%, to $552 million in the 2023 three-month period. During the 2023 three-month period:

●	Payroll broadcasting expenses increased by approximately $13 million as a result of routine increases in compensation.
●	Non-payroll broadcasting expenses increased by approximately $11 million primarily due to an increase in retransmission expense of $10 million, consistent with the increase in retransmission revenue.
●	Broadcast non-cash stock-based compensation expense was approximately $1 million in each of the 2023 and 2022 three-month periods.

Production Company Expenses. Production company operating expenses decreased $3 million in the 2023 three-month period compared to the 2022 three-month period due to a decrease in professional service costs.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $5 million the 2023 three-month period due to routine increases in compensation expense. Non-cash stock-based compensation expenses increased to $5 million in the 2023 three-month period compared to $4 million in the 2022 three-month period.

Depreciation. Depreciation of property and equipment totaled $35 million for the 2023 three-month period and $31 million for the 2022 three-month period. Depreciation increased primarily due to the addition of depreciable assets.

Amortization. Amortization of intangible assets totaled $50 million in the 2023 three-month period and $52 million in the 2022 three-month period. Amortization decreased primarily due to finite-lived intangible assets becoming fully amortized.

Loss on Disposal of Assets, Net. Loss on disposal of assets was $16 million in the 2023 three-month period, primarily due to the $14 million loss resulting from the sale of television station KNIN in the Boise, Idaho market in the 2023 three-month period.

Interest Expense. Interest expense increased $28 million to $109 million for the 2023 three-month period compared to $81 million in the 2022 three-month period. This increase was primarily attributable to the increase in average interest rates on our outstanding debt, net of the impact of our pre-payment of our outstanding 2017 Term Loan balance. The average interest rate on all of our outstanding debt increased to 6.6% in the 2023 three-month period compared to 4.6% in the 2022 three-month period. Our average outstanding debt balance was $6.3 billion and $6.8 billion during the 2023 and 2022 three-month periods, respectively.

Income Tax Expense. During the 2023 three-month period, we recognized income tax expense of $5 million. During the 2022 three-month period, we recognized income tax expense of $38 million. For the 2023 three-month period and the 2022 three-month period, our effective income tax rate was 56% in the 2023 three month period and 28% in the 2022 three-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2023 three-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% as a result of state income taxes that added 8%, discrete items that added 13%, permanent differences that added 16% and adjustment of tax valuation reserves that resulted in a decrease of 2%.

Six-months Ended June 30, 2023 (“the 2023 six-month period”) Compared to Six-months Ended June 30, 2022 (“the 2022 six-month period”)

Revenue. Total revenue decreased $81 million, or 5%, to $1.6 billion in the 2023 six-month period. During the 2023 six-month period:

●

Core advertising revenue increased by $5 million despite the fact that core advertising revenue from the broadcast of the 2023 Super Bowl on our 27 FOX-affiliated stations was approximately $6 million, compared to $13 million that we earned from the broadcast of the 2022 Super Bowl and the Winter Olympics on our 56 NBC-affiliated stations;

●	Retransmission consent revenue increased by $14 million due to an increase in rates offset, in part, by a decrease in subscribers;
●	Political advertising revenue decreased by $96 million, resulting primarily from 2023 being the “off-year” of the two-year election cycle; and
●	Production company revenue decreased by $2 million.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $49 million, or 5%, to $1.1 billion in the 2023 six-month period. During the 2023 six-month period:

●	Payroll broadcasting expenses increased by approximately $25 million as a result of routine increases in compensation.
●	Non-payroll broadcasting expenses increased by approximately $24 million primarily due to an increase of $18 million in retransmission expense, consistent with the increase in retransmission revenue.
●	Broadcast non-cash stock-based compensation expense was $2 million and in each of the 2023 and 2022 six-month periods.

Production Company Expenses. Production company operating expenses were $70 million in the 2023 six-month period, an increase of $30 million compared to the 2022 six-month period. Production company operating expenses included $17 million allowance for credit losses related to the bankruptcy of Diamond, a counterparty in contracts with us and $18 million to settle litigation related to the Assembly Atlanta project.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $3 million, or 6%, to $56 million in the 2023 six-month period. These increases were primarily the result of routine increases in compensation expense of $3 million. Non-cash stock-based compensation expenses decreased to $7 million in the 2023 six-month period compared to $9 million in the 2022 six-month period.

Depreciation. Depreciation of property and equipment totaled $70 million for the 2023 six-month period and $63 million for the 2022 six-month period. Depreciation increased primarily due to the addition of depreciable assets acquired in the 2023 six-month period.

Amortization. Amortization of intangible assets totaled $99 million in the 2023 six-month period and $104 million in the 2022 six-month period. Amortization decreased primarily due to the finite-lived intangible assets becoming fully amortized.

Loss on Disposal of Assets, Net. We recognized a loss on disposal of assets of $26 million in the 2023 six month period, primarily related to the sale of television station KNIN in the Boise, Idaho market, in which we recognized a loss of $14 million in the 2023 six-month period.

Interest Expense. Interest expense increased $53 million to $213 million for the 2023 six-month period compared to $160 million in the 2022 six-month period. This increase was primarily attributable to the increase in average interest rates on our outstanding debt, net of the impact of our pre-payment of our outstanding 2017 Term Loan balance. The average interest rate on all of our outstanding debt increased to 6.5% in the 2023 six-month period compared to 4.5% in the 2022 six-month period. Our average outstanding debt balance was $6.4 billion and $6.8 billion during the 2023 and 2022 six-month periods, respectively

Income Tax Expense. During the 2023 six-month period, we recognized income tax benefit of $6 million. During the 2022 six-month period, we recognized income tax expense of $59 million. For the 2023 six-month period and the 2022 six-month period, our effective income tax rate was 18% and 27%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2023 six-month period, these estimates increased or decreased our statutory Federal income tax rate of 21% to our effective income tax rate as a result of state income taxes that resulted in an increase of 4% and permanent differences resulted in a decrease of 1% and discrete items that resulted in a decrease of 6%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$459	$330
Net cash used in investing activities	(187)	(201)
Net cash used in financing activities	(297)	(156)
Net decrease in cash	$(25)	$(27)

	As of
	June 30, 2023	December 31, 2022
Cash	$36	$61
Long-term debt, including current portion, less deferred financing costs	$6,212	$6,455
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under Revolving Credit Facility	$444	$496

Net Cash Provided By (Used in) Operating, Investing and Financing Activities. Net cash provided by operating activities was $459 million in the 2023 six-month period compared to $330 million in the 2022 six-month period, a net increase of $129 million. The increase was primarily the net result of $299 million of cash provided from the sale of accounts receivable under our Securitization Facility, and other changes in working capital, offset by a decrease in net income.

Net cash used in investing activities was $187 million in the 2023 six-month period compared to net cash used in investing activities of $201 million for the 2022 six-month period. The decrease in the amount used was largely due to cash received from a quasi-governmental authority in the 2023 six-month period related to infrastructure components of construction on the Assembly Atlanta project. In addition, in the 2022 six-month period we used $31 million to acquire television station WKTB-TV.

Net cash used in financing activities was $297 million in the 2023 six-month period compared to net cash used in financing activities of $156 million in the 2022 six-month period. During each period we used $26 million of cash to pay dividends to holders of our preferred stock. During 2023 and 2022 six-month periods, we used $14 million and $16 million, respectively, to pay dividends to holders of our common stock. In the 2023 and 2022 six-month periods, we used $303 million for pre-payments and required principal reductions of our long term debt, partially offset by net borrowings of $50 million from our revolving credit facility in the 2023 six-month period. In the 2022 six-month period, we used $50 million to repurchase shares of our common stock on the open market.

Liquidity. Based on our debt outstanding and interest rates as of June 30, 2023, we estimate that we will make approximately $444 million in debt interest payments over the twelve months immediately following June 30, 2023.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next twelve months and the forseeable future. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least January 2, 2026, which is the maturity date of the 2019 Term Loan under the 2019 Senior Credit Facility.

Debt. As of June 30, 2023, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our $700 million in aggregate principal amount of senior notes due 2026, our $750 million in aggregate principal amount of senior notes due 2027, our $800 million in aggregate principal amount of senior notes due 2030 and our $1.3 billion in aggregate principal amount of senior notes due 2031. As of June 30, 2023, the 2019 Senior Credit Facility provided total commitments of $3.1 billion, consisting of a $1.2 billion term loan facility, a $1.5 billion term loan facility, $50 million outstanding under our Revolving Credit Facility and $444 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at June 30, 2023.

Capital Expenditures. Excluding capital expenditures related to Assembly Atlanta, we currently expect that our routine capital expenditures will be in a range of approximately $60 million to $65 million for the remainder of 2023. In addition, we currently expect that our Assembly Atlanta capital expenditures will likely be more than offset by proceeds from Assembly Atlanta property sales and CID incentive payments for the remainder of 2023. More specifically, we currently expect that our Assembly Atlanta construction expenditures will be in a range of $25 million to $30 million, offset by the combined proceeds from Assembly Atlanta property sales and CID incentive payments that we also expect will be in a range of $85 million to $90 million for the remainder 2023. We can give no assurances of the actual proceeds to be received in the future from property sales and incentive payments, nor the timing of any such proceeds.

Completed Transaction. On May 1, 2023, we completed the transaction with Marquee Broadcasting, Inc. (“Marquee”) through which we sold television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchased television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million. As a result, Gray’s television station portfolio now includes 102 markets with the first and/or second highest rated television station. The disposal of television station KNIN resulted in a loss of approximately $14 million in the 2023 six-month period.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2023 six-month period, we made $24 million of federal or state income tax payments. During the remainder of 2023, we anticipate making income tax payments (net of refunds) within a range of $14 million to $22 million. As of June 30, 2023, we have an aggregate of approximately $344 million of various state operating loss carryforwards, of which we expect that approximately $217 million will be utilized.

Several years ago, our Raycom Sports subsidiary sublicensed certain ACC football and basketball games from ESPN to Fox Sports that were assumed by Diamond upon its acquisition of Fox Sports. In March 2023, Diamond sought bankruptcy protection. On July 7, 2023, the bankruptcy court granted the request of Diamond (supported by us) for the early rejection, and therefore the termination, of the ACC sports rights agreements. On July 13, 2023, CW announced that it had entered into an agreement with Raycom Sports for a similar package of sports rights related to the ACC games that had been included in the now-terminated agreement with Diamond. Concurrently, Raycom Sports and ESPN modified their license agreement to correspond with the terms of The CW sublicense agreement. The new agreements mitigate a portion of the losses caused by Diamond’s rejection of its ACC sports rights agreement with Raycom Sports. As a result of the bankruptcy filings and these new July 2023 agreements, our production companies segment expects to record a pre-tax non-cash charge within a range of $33 million to $43 million, for impairment of goodwill and other intangible assets in the third quarter of 2023.

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

During the 2023 six-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2023, we expect to contribute $4 million to this pension plan.

Off-Balance Sheet Arrangements. On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a three-year $300 million revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, for the purpose of providing additional liquidity in order to repay indebtedness under the Senior Credit Facility. The Securitization Facility permits the SPV to draw up to a total of $300 million, subject to the outstanding amount of the receivables pool and other factors. The Securitization Facility is subject to interest charges, at the one-month SOFR rate plus 100 basis points on the amount of the outstanding facility. The SPV is also required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Other than as described above, there have been no material changes with respect to our off-balance sheet arrangements from those presented in our 2022 Form 10-K.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, the economy in general, our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future proceeds from Assembly Atlanta CID infrastructure related payments and land sales, future income tax payments, future payments of interest and principal on our long-term debt, future interest expenses under our Securitization Facility, future interest expense under our interest rate caps, assumptions underlying various estimates and estimates of future obligations and commitments, and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of our Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this quarterly report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2023 has not materially changed since December 31, 2022. Our market risk profile on December 31, 2022 is disclosed in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six-months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: August 4, 2023	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer