Form 10-Q
period 2023-09-30
GRAY TELEVISION INC
filed 2023-11-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
87,263,755 shares outstanding as of November 3, 2023	8,191,073 shares outstanding as of November 3, 2023

INDEX

GRAY TELEVISION, INC.

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30,	December 31,
	2023	2022
Assets:
Current assets:
Cash	$21	$61
Accounts receivable, less allowance for credit losses of $31 and $16, respectively	339	650
Current portion of program broadcast rights, net	27	27
Income tax refund receivable	21	22
Prepaid income taxes	34	43
Prepaid and other current assets	53	54
Total current assets	495	857

Property and equipment, net	1,610	1,466
Operating leases right of use asset	77	75
Broadcast licenses	5,320	5,331
Goodwill	2,643	2,663
Other intangible assets, net	462	636
Investments in broadcasting, production and technology companies	101	104
Deferred pension asset	9	5
Other	18	15
Total assets	$10,735	$11,152

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	September 30,	December 31,
	2023	2022
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$26	$55
Employee compensation and benefits	82	98
Accrued interest	92	60
Accrued network programming fees	39	39
Other accrued expenses	44	50
Federal and state income taxes	12	15
Current portion of program broadcast obligations	28	29
Deferred revenue	51	24
Dividends payable	14	14
Current portion of operating lease liabilities	11	10
Current portion of long-term debt	15	15
Total current liabilities	414	409

Long-term debt, less current portion and deferred financing costs	6,171	6,440
Program broadcast obligations, less current portion	1	1
Deferred income taxes	1,397	1,454
Operating lease liabilities, less current portion	70	68
Other	30	14
Total liabilities	8,083	8,386

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares, at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 107,179,827 shares and 105,104,057 shares, respectively outstanding 87,263,755 shares and 85,467,271 shares, respectively	1,172	1,150
Class A common stock, no par value; authorized 25,000,000 shares, issued 10,413,993 shares and 9,675,139 shares, respectively outstanding 8,191,073 shares and 7,544,415 shares, respectively	46	45
Retained earnings	1,114	1,242
Accumulated other comprehensive loss, net of income tax benefit	(17)	(12)
	2,315	2,425
Treasury stock at cost, common stock, 19,916,072 shares and 19,636,786 shares, respectively	(281)	(278)
Treasury stock at cost, class A common stock, 2,222,920 shares and 2,130,724 shares, respectively	(32)	(31)
Total stockholders’ equity	2,002	2,116
Total liabilities and stockholders’ equity	$10,735	$11,152

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue (less agency commissions):
Broadcasting	$783	$889	$2,363	$2,548
Production companies	20	20	54	56
Total revenue (less agency commissions)	803	909	2,417	2,604
Operating expenses before depreciation, amortization, impairment and loss (gain) on disposal of assets, net:
Broadcasting	557	537	1,664	1,595
Production companies	18	16	88	56
Corporate and administrative	23	27	79	80
Depreciation	36	33	106	96
Amortization of intangible assets	48	52	147	156
Impairment of goodwill and other intangible assets	43	-	43	-
(Gain) loss on disposal of assets, net	(6)	(1)	20	(6)
Operating expenses	719	664	2,147	1,977
Operating income	84	245	270	627
Other expense:
Miscellaneous expense, net	(10)	(1)	(13)	(3)
Interest expense	(111)	(94)	(324)	(254)
Loss from early extinguishment of debt	-	-	(3)	-
(Loss) income before income taxes	(37)	150	(70)	370
Income tax expense (benefit)	3	42	(3)	101
Net (loss) income	(40)	108	(67)	269
Preferred stock dividends	13	13	39	39
Net (loss) income attributable to common stockholders	$(53)	$95	$(106)	$230

Basic per share information:
Net (loss) income attributable to common stockholders	$(0.57)	$1.04	$(1.15)	$2.47
Weighted-average shares outstanding	93	91	92	93

Diluted per share information:
Net (loss) income attributable to common stockholders	$(0.57)	$1.03	$(1.15)	$2.47
Weighted-average shares outstanding	93	92	92	93
			.
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net (loss) income	$(40)	$108	$(67)	$269

Other comprehensive (loss):
Adjustment - fair value of interest rate caps	(3)	-	(7)	-
Income tax benefit	(1)	-	(2)	-
Other comprehensive loss, net	(2)	-	(5)	-

Comprehensive (loss) income	$(42)	$108	$(72)	$269

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

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2022	9,675,139	$45	105,104,057	$1,150	$1,242	(2,130,724)	$(31)	(19,636,786)	$(278)	$(12)	$2,116

Net loss	-	-	-	-	(31)	-	-	-	-	-	(31)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(11)	(11)

Issuance of common stock:
401(k) Plan	-	-	819,898	9	-	-	-	-	-	-	9
2017 Equity and Incentive
Compensation Plan:
Restricted stock awards	25,022	-	12,227	-	-	(92,196)	(1)	(129,636)	(2)	-	(3)
Restricted stock unit awards	-	-	247,953	-	-	-	-	(80,622)	(1)	-	(1)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at March 31, 2023	9,700,161	$45	106,184,135	$1,161	$1,191	(2,222,920)	$(32)	(19,847,044)	$(281)	$(23)	$2,061

Net income	-	-	-	-	4	-	-	-	-	-	4

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	8	8

Issuance of common stock:
2017 Equity and Incentive
Compensation Plan:
Restricted stock awards	713,832	-	995,692	-	-	-	-	(69,028)	-	-	-

Stock-based compensation	-	-	-	7	-	-	-	-	-	-	7

Balance at June 30, 2023	10,413,993	$45	107,179,827	$1,168	$1,175	(2,222,920)	$(32)	(19,916,072)	$(281)	$(15)	$2,060

Net loss	-	-	-	-	(40)	-	-	-	-	-	(40)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(2)	(2)

Stock-based compensation	-	1	-	4	-	-	-	-	-	-	5

Balance at September 30, 2023	10,413,993	$46	107,179,827	$1,172	$1,114	(2,222,920)	$(32)	(19,916,072)	$(281)	$(17)	$2,002

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net (loss) income	$(67)	$269
Adjustments to reconcile net (loss) income to net cash provided by
Operating activities:
Depreciation	106	96
Amortization of intangible assets	147	156
Amortization of deferred loan costs	10	12
Amortization of stock-based compensation	14	17
Amortization of program broadcast rights	29	36
Payments on program broadcast obligations	(30)	(37)
Deferred income taxes	(57)	(4)
Loss (gain) on disposal of assets, net	20	(6)
Loss from early extinguishment of debt	3	-
Impairment of investments	8	-
Impairment of goodwill and other intangible assets	43	-
Other	11	2
Changes in operating assets and liabilities:
Accounts receivable, net	311	9
Income taxes receivable or prepaid	9	(22)
Other current assets	3	1
Accounts payable	(29)	(20)
Employee compensation, benefits and pension cost	(16)	(5)
Accrued network fees and other expenses	1	10
Accrued interest	32	34
Income taxes payable	(2)	(2)
Deferred revenue	19	50
Net cash provided by operating activities	565	596

Investing activities:
Acquisitions of businesses and broadcast licenses, net of cash acquired	(7)	(53)
Proceeds from sale of television stations	6	-
Purchases of property and equipment	(288)	(298)
Proceeds from Repack reimbursement (Note 1)	-	7
Proceeds from asset sales	31	2
Reimbursement of development costs	11	-
Investments in broadcast, production and technology companies	(11)	(16)
Other	(1)	(4)
Net cash used in investing activities	(259)	(362)

Financing activities:
Proceeds from borrowings on long-term debt	225	-
Repayments of borrowings on long-term debt	(506)	(161)
Repurchase of common stock	-	(50)
Payments of common stock dividends	(22)	(23)
Payments of preferred stock dividends	(39)	(39)
Payments of taxes related to net share settlement of equity awards	(4)	(6)
Net cash used in financing activities	(346)	(279)
Net decrease in cash	(40)	(45)
Cash at beginning of period	61	189
Cash at end of period	$21	$144

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2022, which was derived from the Company’s audited financial statements as of December 31, 2022, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine-month periods ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our financial condition as of, and operating results for the three and nine-months ended September 30, 2023, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2023.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2023 and 2022, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Weighted-average shares outstanding-basic	93	91	92	93
Common stock equivalents for stock options and restricted stock	-	1	-	-
Weighted-average shares outstanding-diluted	93	92	92	93

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of September 30, 2023 and December 31, 2022, consist of adjustments to our pension liability, the fair value of our interest rate caps and the related income tax effects. Our comprehensive income for the nine-month periods ended September 30, 2023 and 2022 consisted of the adjustment of the fair value of our interest rate caps, net of tax, and net income. As of September 30, 2023 and December 31, 2022 the balances were as follows (in millions):

	September 30,	December 31,
	2023	2022

Accumulated balances of items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(16)	$(16)
Adjustment to fair value of interest rate caps	(7)	-
Income tax benefit	(6)	(4)
Accumulated other comprehensive loss	$(17)	$(12)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	September 30,	December 31,	Useful Lives
	2023	2022	(in years)
Property and equipment, net:
Land	$335	$290
Buildings and improvements	677	477	7	to	40
Equipment	1,041	1,027	3	to	20
Construction in progress	318	362
	2,371	2,156
Accumulated depreciation	(761)	(690)
Total property and equipment, net	$1,610	$1,466

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

The following tables provide additional information related to (loss) gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Loss) gain on disposal of assets, net:
Proceeds from sale of fixed assets	$9	$-	$31	$2
Proceeds from FCC - Repack	-	2	-	7
Net book value of assets disposed	(26)	(1)	(51)	(3)
Non-cash loss on divestitures	13	-	(1)	-
Securitization Facility	8	-	-	-
Other	2	-	1	-
Total	$6	$1	$(20)	$6

Purchase of property and equipment:
Recurring purchases - operations			$78	$118
Assembly Atlanta project			210	179
Repack			-	1
Total			$288	$298

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

As of September 30, 2023, our allowance for credit losses includes a reserve of $17 million for the full amount owed to us by Diamond Sports Group, LLC (“Diamond”), as of that date, as a result of Diamond, a counterparty to certain contracts with us, commencing voluntary Chapter 11 bankruptcy proceedings on March 14, 2023.

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

The Securitization Facility is subject to interest charges, at the one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (100 basis points) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Servicing fee income recognized during the nine-months ended September 30, 2023, was not material. The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

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

The amount sold to the Purchasers was $300 million at September 30, 2023, which was derecognized from the Condensed Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $250 million at September 30, 2023. Total receivables sold under the Securitization Facility were $550 million for the quarter ended September 30, 2023. Pursuant to the Securitization Facility, we recognized a charge of $8 million in the 2023 nine-month period that represents the discount on the accounts receivable balance transferred to the SPV. This discount is included in our loss on disposal of assets in our Condensed Consolidated Statements of Operations.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$16	$16
Provision for credit losses	17	(3)
Amounts written off	(2)	(1)
Ending balance	$31	$12

Recent Accounting Pronouncements. On July 26, 2023, the Securities and Exchange Commission (“SEC”) adopted new rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incidents by public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Specifically, the new rules require current disclosure about material cybersecurity incidents. The purpose of the new rules is to require periodic disclosures about a registrant’s processes to assess, identify, and manage material cybersecurity risks, management’s role in assessing and managing material cybersecurity risks, and the board of directors’ oversight of cybersecurity risks. The amendments related to these rules became effective on September 5, 2023. The new rules will require us to provide additional disclosures in our annual report on Form 10-K and additional reporting requirements if and when a reportable incident occurs.

Implementation of ASC 848, Reference Rate Reform. On March 17, 2023, we amended the 2019 Senior Credit Facility and transitioned the variable rate on our 2019 Term Loan C from 1-month LIBOR to 1-month SOFR. We elected to apply the optional expedient in ASC 848, in connection with the amendment that enabled us to consider the amendment as a non-significant contract modification of the existing debt agreement. Additionally, for our 2021 Term Loan, we transitioned to the fallback language within the credit agreement and transitioned from 1-month LIBOR to 1-month SOFR as of March 31, 2023. As a result, the amendment to our 2019 Term Loan and fallback to SOFR in our 2021 Term Loan did not have a material impact to our financial statements.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deposit liabilities on our balance sheets. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $12 million of revenue in the nine-months ended September 30, 2023 that was included in the deposit liability balance as of December 31, 2022. The deposit liability balance is included in deferred revenue on our condensed consolidated balance sheets. The deposit liability balance was $16 million and $12 million as of September 30, 2023 and December 31, 2022, respectively.

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Market and service type:
Advertising:
Core	$363	$359	$1,099	$1,090
Political	26	144	46	260
Total advertising	389	503	1,145	1,350
Retransmission consent	378	368	1,167	1,143
Production companies	20	20	54	56
Other	16	18	51	55
Total revenue	$803	$909	$2,417	$2,604

Sales channel:
Direct	$547	$528	$1,664	$1,616
Advertising agency intermediary	256	381	753	988
Total revenue	$803	$909	$2,417	$2,604

3.	Acquisition and Divestiture

On May 1, 2023, we and Marquee Broadcasting, Inc. (“Marquee”) completed transactions in which we sold television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchased television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million.

The following table summarizes the preliminary values of the assets acquired of WPGA (in millions):

Property and equipment	$2
Broadcast licenses	4
Total	$6

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

As of September 30, 2023 and December 31, 2022, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	September 30,	December 31,
	2023	2022
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan (matures February 7, 2024)	$-	$295
2019 Term Loan (matures January 2, 2026)	1,190	1,190
2021 Term Loan (matures December 1, 2028)	1,474	1,485
Revolving Credit Facility	25	-
2026 Notes (matures July 15, 2026)	700	700
2027 Notes (matures May 15, 2027)	750	750
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal, including current portion	6,239	6,520
Unamortized deferred loan costs - 2017 Term Loan	-	(4)
Unamortized deferred loan costs - 2019 Term Loan	(17)	(21)
Unamortized deferred loan costs - 2021 Term Loan	(4)	(4)
Unamortized deferred loan costs - 2026 Notes	(3)	(4)
Unamortized deferred loan costs - 2027 Notes	(6)	(7)
Unamortized deferred loan costs - 2030 Notes	(10)	(11)
Unamortized deferred loan costs - 2031 Notes	(15)	(16)
Unamortized premium - 2026 Notes	2	2
Less current portion	(15)	(15)
Long-term debt, less current portion and deferred financing costs	$6,171	$6,440

Borrowing availability under Revolving Credit Facility	$469	$496

Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate, in each case, plus an applicable margin. As of September 30, 2023, the interest rate on the balance outstanding under the Revolving credit facility was 9.5%. Because of their relationship to the interest rate caps, described below, borrowings under the 2021 Term Loan and 2019 Term Loan bear interest at the 1-month SOFR rate, plus applicable margin. As of September 30, 2023, the interest rate on the balance outstanding under the 2021 Term Loan and the 2019 Term Loan were 8.4% and 7.9%, respectively. A portion of the Revolving Credit Facility matures on January 2, 2026, with the remainder maturing on December 1, 2026.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. At September 30, 2023, the caps have a combined notional value of approximately $2.6 billion and mature on December 31, 2025. At inception, the interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. We designated the interest rate caps as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month LIBOR above 5% on our outstanding variable-rate debt in accordance with ASC 815. On March 29, 2023, in conjunction with the amended credit facility, we transitioned the contractually specified rate on the interest rate caps from 1-month LIBOR to 1-month Term SOFR. Effective with the amended interest rate caps, we are hedging variability in cash flows related to future interest payments when SOFR exceeds the caps of 4.97% and 5.015%. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, in connection with transitioning its interest rate caps from LIBOR to Term SOFR that enabled us to consider the new swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan and our 2019 Term Loan to a maximum of 1-month Term SOFR of 4.97% and 5.015%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. The recorded value of the asset was $27 million, net of accumulated amortization, at September 30, 2023. At September 30, 2023, the fair value of the derivative liability was $7 million. We present the deferred premium, the asset, and the fair value of the derivative, net within other non-current liabilities in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $7 million of amortization expense for the asset during the nine-months ended September 30, 2023, which is included as a component of cash flows from operating activities in our condensed consolidated statement of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. Prior to the amended hedge designation date, LIBOR was less than 5%. Further, SOFR was greater than 4.97% and 5.015% from the amended designation date of the hedging relationship through September 30, 2023; therefore, we received $2 million of cash payments from the counterparties that we reclassify to reduce interest expense from the interest rate caps in our condensed consolidated statement of operations.

For all of our interest bearing obligations, we made interest payments of approximately $284 million and $212 million during the nine-months ended September 30, 2023 and 2022, respectively. During the nine-months ended September 30, 2023 and 2022, we capitalized $20 million and $4 million of interest payments, respectively, related to the Assembly Atlanta project.

As of September 30, 2023, the aggregate minimum principal maturities of our long term debt for the remainder of 2023 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2030 Notes	2031 Notes	Total
Remainder of 2023	$4	$-	$-	$-	$-	$4
2024	15	-	-	-	-	15
2025	15	-	-	-	-	15
2026	1,230	700	-	-	-	1,930
2027	15	-	750	-	-	765
2028	1,410	-	-	-	-	1,410
Thereafter	-	-	-	800	1,300	2,100
Total	$2,689	$700	$750	$800	$1,300	$6,239

As of September 30, 2023, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of September 30, 2023 and December 31, 2022, we were in compliance with all required covenants under all our debt obligations.

In the nine-months ended September 30, 2023, we paid the required principal reductions of $11 million of our 2021 Term Loan and voluntarily pre-paid the $295 million outstanding principal balance of our 2017 Term Loan.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, the carrying amount of our long-term debt was $6.2 billion and $6.5 billion, respectively, and the fair value was $5.3 billion and $5.7 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 15, June 15, and September 15, 2023 and 2022, payable on the last business day of March, June, and September, 2023 and 2022. The total common stock and Class A common stock dividends declared and paid during each of the nine-month periods ended September 30, 2023 and 2022 was $22 million and $23 million, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of September 30, 2023, we had reserved 7.3 million shares and 2.1 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous (expense) income, net in our condensed consolidated statements of operations. During the nine-months ended September 30, 2023, the amount recorded as a benefit was not material. During the nine-months ended September 30, 2023, we contributed $4 million to this plan.

During the nine-month period ended September 30, 2023, we contributed $20 million in matching cash contributions, and shares of our common stock valued at approximately $9 million for our 2022 discretionary profit-sharing contributions, to the 401(k) Plan. The discretionary profit-sharing contribution was recorded as an expense in 2022 and accrued as of December 31, 2022. Based upon employee participation as of September 30, 2023, during the remainder of 2023, we expect to contribute approximately $5 million of matching cash contributions to this plan.

8.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2023 and 2022 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation expense, gross	$5	$6	$14	$17
Income tax benefit at our statutory rate associated with share-based compensation	(1)	(2)	(4)	(4)
Stock-based compensation expense, net	$4	$4	$10	$13

All shares of Class A common stock and common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted Class A common stock, common stock and restricted stock units activity for the nine-month periods ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended
	September 30, 2023		September 30, 2022
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	997,745	$20.62	1,035,728	$19.69
Granted(1)	1,007,919	$8.15	400,927	$21.68
Vested	(461,953)	$20.27	(341,918)	$19.03
Outstanding - end of period (1)	1,543,711	$12.58	1,094,737	$20.62

Restricted stock - Class A common:
Outstanding - beginning of period (1)	677,238	$19.36	720,421	$18.22
Granted(1)	738,854	$8.34	250,448	$20.52
Vested	(203,986)	$18.76	(229,758)	$16.99
Outstanding - end of period (1)	1,212,106	$12.74	741,111	$19.38

Restricted stock units - common stock:
Outstanding - beginning of period	274,145	$23.60	125,247	$19.02
Granted	587,168	$11.50	259,079	$23.87
Vested	(247,953)	$23.64	(108,921)	$19.03
Forfeited	(26,192)	$23.15	(1,260)	$19.05
Outstanding - end of period	587,168	$11.50	274,145	$23.60

(1)         For awards subject to future performance conditions, amounts assume target performance.

9.	Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of September 30, 2023, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine-months ended September 30, 2023.

As of September 30, 2023, the weighted-average remaining term of our operating leases was approximately 9.1 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.55%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and nine-months ended September 30, 2023 and 2022, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$4	$4	$13	$13
Short-term lease expense	1	1	4	2
Total lease expense	$5	$5	$17	$15

The maturities of operating lease liabilities as of September 30, 2023, for the remainder of 2023 and the succeeding years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2023	$4
2024	15
2025	14
2026	12
2027	11
Thereafter	53
Total lease payments	109
Less: Imputed interest	(28)
Present value of lease liabilities	$81

10.	Commitments and Contingencies

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

Several years ago, our Raycom Sports subsidiary sublicensed certain Atlantic Coast Conference (“ACC”) football and basketball games from ESPN to Fox Sports that were assumed by Diamond Sports Group, LLC (“Diamond”) upon its acquisition of Fox Sports. In March 2023, Diamond sought bankruptcy protection. On July 7, 2023, the bankruptcy court granted the request of Diamond (supported by us) for the early rejection, and therefore the termination, of the ACC sports rights agreements. On July 13, 2023, The CW Network (“CW”) announced that it had entered into an agreement with Raycom Sports for a similar package of sports rights related to the ACC games that had been included in the now-terminated agreement with Diamond. Concurrently, Raycom Sports and ESPN modified their license agreement to correspond with the terms of The CW sublicense agreement. The new agreements mitigate a portion of the losses caused by Diamond’s rejection of its ACC sports rights agreement with Raycom Sports. As a result of the bankruptcy filings and these new July 2023 agreements, our production companies segment recorded a non-cash charge of $43 million, for impairment of goodwill and other intangible assets.

A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-months ended September 30, 2023 is as follows (in millions):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	And			September 30,
	2022	Adjustments, Net	Impairments	Amortization	2023

Broadcast licenses	$5,331	$(11)	$-	$-	$5,320
Goodwill	2,663	(4)	(16)	-	2,643
Finite-lived intangible assets	636	-	(27)	(147)	462
Total intangible assets net of accumulated amortization	$8,630	$(15)	$(43)	$(147)	$8,425

A summary of the changes in our goodwill, on a gross basis, for the nine-months ended September 30, 2023, is as follows (in millions):

	As of	Acquisitions		As of
	December 31,	And		September 30,
	2022	Adjustments, Net	Impairments	2023

Goodwill, gross	$2,762	$(4)	$-	$2,758
Accumulated goodwill impairment	(99)	-	(16)	(115)
Goodwill, net	$2,663	$(4)	$(16)	$2,643

As of September 30, 2023 and December 31, 2022, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2023			As of December 31, 2022
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,374	$(54)	$5,320	$5,385	$(54)	$5,331
Goodwill	2,643	-	2,643	2,663	-	2,663
	$8,017	$(54)	$7,963	$8,048	$(54)	$7,994

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(116)	$100	$218	$(88)	$130
Other finite lived intangible assets	992	(630)	362	1,055	(549)	506
	$1,208	$(746)	$462	$1,273	$(637)	$636

Total intangibles	$9,225	$(800)	$8,425	$9,321	$(691)	$8,630

Amortization expense for the nine-month periods ended September 30, 2023 and 2022 was $147 million and $156 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2023, we expect that amortization expense for the remainder of 2023 would be approximately $47 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2024, $125 million; 2025, $113 million; 2026, $83 million; 2027, $47 million; and 2028, $13 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

12.	Income Taxes

For the three and nine-month periods ended September 30, 2023 and 2022, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income tax expense (benefit)	$3	$42	$(3)	$101
Effective income tax rate	(8%)	28%	4%	27%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the nine-month period ended September 30, 2023, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 4% as follows: state income taxes added 3%, permanent differences between our U.S. GAAP income and taxable income reduced our rate by 7% and discrete items further reduced our rate by 13%. For the nine-month period ended September 30, 2022, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 27% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 1%.

During the nine-months ended September 30, 2023, we made $43 million of federal and state income tax payments, net of refunds. During the remainder of 2023, we anticipate making income tax payments (before deducting refunds) of approximately $5 million to $9 million. As of September 30, 2023, we have an aggregate of approximately $344 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized. We expect that approximately $217 million of these state net operating loss carryforwards will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in a refund of $21 million, excluding interest, that is currently outstanding.

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

		Production
As of and for the nine months ended September 30, 2023:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$2,363	$54	$-	$2,417
Operating expenses before depreciation, amortization, impairment and loss on disposal of assets, net:	1,664	88	79	1,831
Depreciation and amortization	241	9	3	253
Impairment of goodwill and other intangible assets	-	43	-	43
Loss on disposal of assets, net	18	2	-	20
Operating expenses	1,923	142	82	2,147
Operating income (loss)	$440	$(88)	$(82)	$270

Interest expense	$-	$-	$324	$324
Capital expenditures (excluding business combinations)	$83	$201	$4	$288
Goodwill	$2,615	$28	$-	$2,643
Total assets	$10,014	$653	$68	$10,735

For the nine months ended September 30, 2022:

Revenue (less agency commissions)	$2,548	$56	$-	$2,604
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	1,595	56	80	1,731
Depreciation and amortization	240	10	2	252
(Gain) loss on disposal of assets, net	(6)	-	-	(6)
Operating expenses	1,829	66	82	1,977
Operating income (loss)	$719	$(10)	$(82)	$627

Interest expense	$-	$-	$254	$254
Capital expenditures (excluding business combinations)	$114	$181	$3	$298

As of December 31, 2022:

Goodwill	$2,618	$45	$-	$2,663
Total assets	$10,444	$535	$173	$11,152

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

Our operating revenues are derived primarily from broadcasting and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the nine-months ended September 30, 2023 and 2022, we generated revenue of $2.4 billion and $2.6 billion, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the nine-months ended September 30, 2023 and 2022, approximately 26% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the nine-months ended September 30, 2023 and 2022 approximately 20% and 16%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a lower percentage of total revenue in even-numbered years due to, among other things, the decreased availability of advertising time, as a result of such years being the “on-year” of the two-year election cycle.

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

Production Company Operations. The Assembly Studios portion of our Assembly Atlanta project commenced operations in the third quarter of 2023. The studio operations are managed under an operating agreement with NBCUniversal Media, LLC (“NBCU”) through which NBCU will lease and operate the new state-of-the-art studio facilities.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$363	45%	$359	39%	$1,099	45%	$1,090	42%
Political	26	3%	144	16%	46	2%	260	10%
Retransmission consent	378	47%	368	40%	1,167	48%	1,143	44%
Production companies	20	2%	20	2%	54	2%	56	2%
Other	16	3%	18	3%	51	3%	55	2%
Total	$803	100%	$909	100%	$2,417	100%	$2,604	100%

Results of Operations

Three-Months Ended September 30, 2023 (“the 2023 three-month period”) Compared to Three-Months Ended September 30, 2022 (“the 2022 three-month period”)

Revenue. Total revenue decreased $106 million, or 12%, to $803 million in the 2023 three-month period. During the 2023 three-month period, due primarily to the cyclical decrease in political advertising revenue:

●	Core advertising revenue increased by $4 million or 1%;
●	Retransmission consent revenue increased by $10 million or 3%, due to an increase in rates, offset, in part, by a decrease in subscribers; and
●	Political advertising revenue decreased by $118 million.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $20 million, or 4%, to $557 million in the 2023 three-month period. During the 2023 three-month period:

●	Payroll broadcasting expenses increased by $10 million as a result of routine increases in compensation.
●	Non-payroll broadcasting expenses increased by $10 million, primarily as a result of increased retransmission expense, consistent with increased retransmission revenue.
●	Broadcast non-cash stock-based compensation expense was approximately $1 million in each of the 2023 and 2022 three-month periods.

Production company expenses. Production company operating expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) were $18 million in the 2023 three-month period, an increase of $2 million compared to the 2022 three-month period.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $4 million, or 15%, to $23 million. During the 2023 three-month period compensation expense decreased by $2 million and professional services decreased by $1 million. Non-cash stock-based compensation expenses were $4 million in each of the 2023 and 2022 three-month periods.

Depreciation. Depreciation of property and equipment totaled $36 million and $33 million in the 2023 three-month period and the 2022 three-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets.

Amortization. Amortization of intangible assets totaled $48 million and $52 million in the 2023 three-month period and the 2022 three-month period, respectively. Amortization decreased primarily due to finite-lived intangible assets becoming fully amortized.

Impairment of Goodwill and Other Intangible Assets. Several years ago, our Raycom Sports subsidiary sublicensed certain ACC football and basketball games from ESPN to Fox Sports that were assumed by Diamond upon its acquisition of Fox Sports. In March 2023, Diamond sought bankruptcy protection. On July 7, 2023, the bankruptcy court granted the request of Diamond (supported by us) for the early rejection, and therefore the termination, of the ACC sports rights agreements. On July 13, 2023, The CW announced that it had entered into an agreement with Raycom Sports for a similar package of sports rights related to the ACC games that had been included in the now-terminated agreement with Diamond. Concurrently, Raycom Sports and ESPN modified their license agreement to correspond with the terms of The CW sublicense agreement. The new agreements mitigate a portion of the losses caused by Diamond’s rejection of its ACC sports rights agreement with Raycom Sports. As a result of the bankruptcy filings and these new July 2023 agreements, our production companies segment recorded a non-cash charge of $43 million, for impairment of goodwill and other intangible assets.

Miscellaneous Expense, Net. Miscellaneous expense, net totaled $10 million and $1 million in the 2023 three-month period and the 2022 three-month period, respectively. Miscellaneous expense increased primarily due the write-off of an investment in the 2023 three-month period.

Interest Expense. Interest expense increased $17 million, or 18%, to $111 million for the 2023 three-month period compared to the 2022 three-month period. This increase was primarily attributable to the increase in average interest rates on our outstanding debt, net of the impact of our pre-payment of our outstanding 2017 Term Loan balance. The average interest rate on all of our outstanding debt increased to 6.6% in the 2023 three-month period compared to 5.3% in the 2022 three-month period. Our average outstanding debt balance was $6.3 billion and $6.7 billion during the 2023 and 2022 three-month periods, respectively.

Income Tax Expense. We recognized income tax expense of $3 million and $42 million in the 2023 and 2022 three-month periods, respectively. Our effective income tax rates were (8%) and 28% in the 2023 and 2022 three-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2023 three-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of (8%) as follows: state income taxes added 1% and permanent differences between our U.S. GAAP income and taxable income resulted in a reduction of 12% and discrete items resulted in a reduction of 18%.

Nine-Months Ended September 30, 2023 (“the 2023 nine-month period”) Compared to Nine-Months Ended September 30, 2022 (“the 2022 nine-month period”)

Revenue. Total revenue decreased $187 million, or 7%, to $2.4 billion in the 2023 nine-month period from the 2022 nine-month period. During the 2023 nine-month period, due primarily to the cyclical decrease in political advertising revenue:

●

Core advertising revenue increased by $9 million or 1%, despite core advertising revenue from the broadcast of the 2023 Super Bowl on our 27 FOX-affiliated stations was approximately $6 million, compared to $13 million that we earned from the broadcast of the 2022 Super Bowl and the Winter Olympics on our 56 NBC-affiliated stations;

●	Retransmission consent revenue increased by $24 million or 2% due to an increase in rates, offset, in part, by a decrease in subscribers; and
●	Political advertising revenue decreased by $214 million.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $69 million, to $1.7 billion. During the 2023 nine-month period:

●	Payroll broadcasting expenses increased by $35 million as a result of routine increases in compensation.
●	Non-payroll broadcasting expenses increased by $34 million primarily due to an increase in retransmission expense of $27 million.
●	Broadcast non-cash stock-based compensation expense was $4 million and $3 million in the 2023 and 2022 nine-month periods, respectively.

Production Company Expenses. Production company expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) increased by approximately $32 million in the 2023 nine-month period to $88 million, compared to $56 million in the 2022 nine-month period. Production company operating expenses included $17 million allowance for credit losses related to the bankruptcy of Diamond, a counterparty in contracts with us and $18 million to settle litigation related to the Assembly Atlanta project.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $1 million, to $79 million in the 2023 nine-month period compared to the 2022 nine-month period. These decreases were primarily the result of decreases in professional services costs. Non-cash stock-based compensation expenses decreased to $11 million in the 2023 nine-month period compared to $14 million in the 2022 nine-month period.

Depreciation. Depreciation of property and equipment totaled $106 million and $96 million in the 2023 nine-month period and the 2022 nine-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets.

Amortization. Amortization of intangible assets totaled $147 million and $156 million in the 2023 nine-month period and the 2022 nine-month period, respectively. Amortization decreased primarily due to finite-lived intangible assets becoming fully amortized.

Impairment of Goodwill and Other Intangible Assets. Several years ago, our Raycom Sports subsidiary sublicensed certain ACC football and basketball games from ESPN to Fox Sports that were assumed by Diamond upon its acquisition of Fox Sports. In March 2023, Diamond sought bankruptcy protection. On July 7, 2023, the bankruptcy court granted the request of Diamond (supported by us) for the early rejection, and therefore the termination, of the ACC sports rights agreements. On July 13, 2023, The CW announced that it had entered into an agreement with Raycom Sports for a similar package of sports rights related to the ACC games that had been included in the now-terminated agreement with Diamond. Concurrently, Raycom Sports and ESPN modified their license agreement to correspond with the terms of The CW sublicense agreement. The new agreements mitigate a portion of the losses caused by Diamond’s rejection of its ACC sports rights agreement with Raycom Sports. As a result of the bankruptcy filings and these new July 2023 agreements, our production companies segment recorded a non-cash charge of $43 million, for impairment of goodwill and other intangible assets.

Loss (Gain) on Disposals of Assets, Net. We recognized a loss on disposal of assets of $20 million in the 2023 nine month period compared to a gain on disposal of assets of $6 million in the 2022 nine-month period, primarily related to the sale of television station KNIN in the Boise, Idaho market, in which we recognized a loss of $14 million in the 2023 nine-month period.

Miscellaneous Expense, Net. Miscellaneous expense, net totaled $13 million and $3 million in the 2023 nine-month period and the 2022 nine-month period, respectively. Miscellaneous expense increased primarily due the write-off of an investment in the 2023 nine-month period.

Interest Expense. Interest expense increased $70 million, or 28%, to $324 million for the 2023 nine-month period compared to the 2022 nine-month period. This increase was primarily attributable to the increase in average interest rates on our outstanding debt, net of the impact of our pre-payment of our outstanding 2017 Term Loan balance. The average interest rate on all of our outstanding debt increased to 6.5% in the 2023 nine-month period compared to 4.8% in the 2022 nine-month period. Our average outstanding debt balance was $6.3 billion and $6.8 billion during the 2023 and 2022 nine-month periods, respectively.

Income Tax (Benefit) Expense. We recognized an income tax benefit of $3 million and an income tax expense of $101 million in the 2023 and 2022 nine-month periods, respectively. Our effective income tax rates were 4% and 27% in the 2023 and 2022 nine-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2023 nine-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 4% as follows: state income taxes added 3%, permanent differences between our U.S. GAAP income and taxable income reduced our rate by 7% and discrete items further reduced our rate by 13%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$565	$596
Net cash used in investing activities	(259)	(362)
Net cash used in financing activities	(346)	(279)
Decrease in cash	$(40)	$(45)

	As of
	September 30, 2023	December 31, 2022
Cash	$21	$61
Long-term debt, including current portion, less deferred financing costs	$6,186	$6,455
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under Revolving Credit Facility	$469	$496

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $565 million in the 2023 nine-month period compared to $596 million in the 2022 nine-month period. The decrease of $31 million was primarily due to a decrease in net income of $336 million offset, in part, by an increase in cash provided from changes in working capital of $273 million and an increase in non-cash impairment charges of $51 million. The change in working capital resulted primarily from the sale of accounts receivable under our Securitization Facility. The impairment charges in the 2023 nine-month period were primarily due to our $43 million impairment of goodwill and other intangible assets related to the Diamond bankruptcy’s effect on the value of our Raycom Sports subsidiary with the remaining portion of the impairment charge resulting from the write-down of an investment.

Net cash used in investing activities was $259 million in the 2023 nine-month period compared to net cash used in investing activities of $362 million for the 2022 nine-month period. The decrease in the amount used was largely due to cash received from a quasi-governmental authority in the 2023 nine-month period related to infrastructure components of construction on the Assembly Atlanta project. In addition, in the 2022 nine-month period we used $53 million to acquire television station WKTB-TV and to acquire several FCC licenses.

Net cash used in financing activities was approximately $346 million in the 2023 nine-month period compared to net cash used in financing activities of $279 million in the 2022 nine-month period. During each period we used $39 million of cash to pay dividends to holders of our preferred stock. During 2023 and 2022 nine-month periods, we used $22 million and $23 million, respectively, to pay dividends to holders of our common stock. In the 2023 nine-month period, we used a net amount of $281 million, for pre-payments and required principal reductions of our long-term debt. In the 2022 nine-month period we used $161 million of cash for principal reductions of our long-term debt. Also, in the 2022 nine-month period, we used $50 million to repurchase shares of our common stock on the open market.

Liquidity. Based on our debt outstanding as of September 30, 2023, we estimate that we will make approximately $426 million in debt interest payments over the twelve months immediately following September 30, 2023.

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

Debt. As of September 30, 2023, long-term debt consisted of obligations under our 2019 Senior Credit Facility, our $700 million in aggregate principal amount of senior notes due 2026, our $750 million in aggregate principal amount of senior notes due 2027, our $800 million in aggregate principal amount of senior notes due 2030 and our $1.3 billion in aggregate principal amount of senior notes due 2031. As of September 30, 2023, the 2019 Senior Credit Facility provided total commitments of $3.2 billion, consisting of a $1.2 billion term loan facility, a $1.5 billion term loan facility, $25 million outstanding under our Revolving Credit Facility and $469 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at September 30, 2023.

Excluding capital expenditures related to Assembly Atlanta, we currently expect that our routine capital expenditures will be in a range of approximately $35 million to $40 million for the remainder of 2023. In addition, we currently expect that our Assembly Atlanta capital expenditures will likely be more than offset by proceeds from Assembly Atlanta property sales and CID incentive payments for the remainder of 2023. More specifically, we currently expect that our Assembly Atlanta construction expenditures will be in a range of $20 million to $25 million, offset by the combined proceeds from Assembly Atlanta property sales and CID incentive payments that we expect will also be in a range of $85 million to $90 million for the remainder 2023. We can give no assurances of the actual proceeds to be received in the future from property sales and incentive payments, nor the timing of any such proceeds.

Completed Transaction. On May 1, 2023, we completed the transaction with Marquee Broadcasting, Inc. (“Marquee”) through which we sold television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchased television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million. As a result, Gray’s television station portfolio now includes 102 markets with the first and/or second highest rated television station. The disposal of television station KNIN resulted in a loss of approximately $14 million in the 2023 nine-month period.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2023 nine-month period, we made $43 million of federal or state income tax payments. During the remainder of 2023, we anticipate making income tax payments (excluding refunds) within a range of $5 million to $9 million. As of September 30, 2023, we have an aggregate of approximately $344 million of various state operating loss carryforwards, of which we expect that approximately $217 million will be utilized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in refunds of federal and state income taxes of $21 million, excluding interest, that are currently outstanding.

During the 2023 nine-month period, we contributed $4 million to our defined benefit pension plan.

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

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2023 has not materially changed since December 31, 2022. Our market risk profile on December 31, 2022 is disclosed in our 2022 Form 10-K.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the nine-months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: November 8, 2023	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer