Form 10-K
period 2023-12-31
GRAY TELEVISION INC
filed 2024-02-23
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY TELEVISION, INC.

(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation)	58-0285030 (I.R.S. Employer Identification No.)
4370 Peachtree Road, NE Atlanta, GA (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock (no par value)	GTN.A	New York Stock Exchange
common stock (no par value)	GTN	New York Stock Exchange

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any error corrections and restatements require a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2023: Class A common stock and common stock; no par value –$676,786,595.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
88,284,758 shares outstanding as of February 16, 2024	8,919,401 shares outstanding as of February 16, 2024

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, assumptions underlying various estimates and estimates of future obligations and commitments, and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. BUSINESS

In this annual report on Form 10-K (“Annual Report”), unless otherwise indicated or the context otherwise requires, the words “Gray,” “the Company,” “we,” “us,” and “our” refer to Gray Television, Inc. and its consolidated subsidiaries.

Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company US, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data, nor have we ascertained the underlying assumptions relied upon therein and cannot guarantee the accuracy or completeness of such data.

General

We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households. This portfolio includes 79 markets with the top-rated television station and 102 markets with the first and/or second highest rated television station. We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising and from retransmission consent fees. For the years ended December 31, 2023, 2022 and 2021 our total revenue was $3.3 billion, $3.7 billion and $2.4 billion, respectively.

Markets and Stations

We believe a key driver for our strong market position is our focus on strong local news and information programming. We believe that our market position and our strong local teams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2023 and 2022, our largest market, by revenue, was Phoenix, Arizona, which contributed 4% and 5% of our revenue, respectively. Our top 10 markets by revenue contributed approximately 25% and 26% of our total revenue in the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, our CBS-affiliated channels accounted for approximately 39% of total revenue; our NBC-affiliated channels accounted for approximately 27% of total revenue; our FOX-affiliated channels accounted for approximately 14% of total revenue; and our ABC-affiliated channels accounted for approximately 11% of total revenue. We refer to CBS, NBC, ABC and FOX as the “Big Four” networks.

In each of our markets, we own and operate at least one television station broadcasting a primary channel affiliated with one of the Big Four networks. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. Nearly all of our stations broadcast secondary digital channels that are affiliated with various networks or are independent of any network. The terms of our affiliations with broadcast networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates through January 1, 2026.

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

Television station revenue is derived primarily from local, regional and national advertising revenue (together, but excluding political advertising revenue, “Core”) and retransmission consent fees. Television station revenue is also derived to a much lesser extent from studio and tower space rental fees and production activities. “Advertising” primarily refers to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content such as email messages, mobile applications, and other electronic content distributed by stations. Advertising rates are typically driven by: (i) the size of a station’s market; (ii) a station’s overall ratings; (iii) a program’s popularity among targeted viewers; (iv) the number of advertisers competing for available time; (v) the demographic makeup of the station’s market; (vi) the availability of alternative advertising media in the market; (vii) the presence of effective sales forces; and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications. Advertising rates can also be determined in part by the station’s ratings and market share among particular demographic groups that an advertiser may be targeting.

Because broadcast stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The sizes of advertisers’ budgets, which can be affected by broad economic trends, can affect the broadcast industry in general and the revenues of individual broadcast television stations.

Strategy

Our success is based on the following strategies:

Grow by Leveraging our Diverse National Footprint. We serve a diverse and national footprint of television stations. We currently operate in DMAs ranked between 7 and 209. We operate in many markets that we believe have the potential for significant political advertising revenue in periods leading up to elections. We are also diversified across our broadcast programming.

Maintain and Grow our Market Leadership Position. According to Nielsen, during 2023, our owned and operated television stations achieved the #1 ranking in overall audience in 79 of our 113 markets. In addition, our stations achieved the #1 and/or #2 ranking in overall audience in 102 of our 113 markets.

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

We also believe that our local market leadership positions help us in negotiating more beneficial terms in our major network affiliation agreements, which currently expire at various dates through January 1, 2026, and in our syndicated programming agreements. These leadership positions also give us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators and other multichannel video programming distributors (“MVPDs”).

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

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. We also consider the amount of leverage that an acquisition would entail and our ability to carry such additional leverage at and after the time of acquisition. Consistent with this strategy, we have completed several acquisition and divestiture transactions, including some that had a material impact on our results of operations, between late 2013 and early 2023. For more information on these transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in each of 2023, 2022 and 2021, which we may also refer to collectively as our “acquisitions,” our “recent acquisitions” or “the acquisitions.”

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

Continue to Maintain Prudent Cost Management. Historically, we have closely managed costs to maintain and improve our margins. We believe that our market leadership position provides additional negotiating leverage that enables us to lower, on a relative basis, our syndicated programming costs. We are pursuing opportunities to use spectrum more efficiently for content and sales by transitioning our stations to the new transmission standard called NextGen TV.

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. In 2023 and 2022, we made net principal payments totaling $310 million and $315 million reducing the balance outstanding under our Senior Credit Facility including both voluntary and required payments. In 2021 and in other recent years, we acted to improve the terms of our debt by amending or replacing our long-term debt to secure favorable terms while interest rates were at historically low levels. During 2021, we completed the acquisition of all the equity interests of Meredith Corporation (“Meredith”) and of Quincy Media, Inc. (“Quincy”), and other transactions including divestitures resulting from the Meredith and Quincy acquisitions (collectively, the “2021 Acquisitions”) using a financing plan composed of our cash on hand, attractively priced fixed rate debt, proceeds from divestitures, and amended our Senior Credit Facility. We continually evaluate opportunities to improve our balance sheet. For more information regarding acquisition transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein.

Stations

Our television stations serve local communities across the country. From our largest market in Atlanta, Georgia (DMA 7) to our smallest in North Platte, Nebraska (DMA 209), as tabulated by Nielsen, we inform, educate, entertain and connect each of these communities to their state, the nation and the whole world. Nearly all stations have a local studio, tower, sales, technical and administrative personnel dedicated to their community. Our network affiliations include the Big Four networks and many more smaller networks. Nearly all stations also provide content through digital platforms including a local station website and one or more digital apps. For more information about our stations please visit our corporate website at www.gray.tv.

Cyclicality, Seasonality and Revenue Concentrations

Broadcast stations like ours rely on advertising revenue and are therefore sensitive to cyclical changes in the economy. Our political advertising revenue is generally not as significantly affected by economic slowdowns or recessions as non-political advertising revenue.

Broadcast advertising revenue is generally highest in the second and fourth quarters. This seasonality results partly from increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. Broadcast advertising revenue is also typically higher in even-numbered years due to spending by political candidates, political parties and special interest groups during the “on year” of the two-year election cycle. Political advertising spending is typically heaviest during the fourth quarter. In addition, the broadcast of the Olympic Games by our NBC-affiliated stations generally leads to increased viewership and revenue during those years for our NBC-affiliated stations.

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2023, 2022 or 2021, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2023, 2022 and 2021 approximately 27%, 28% and 29%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2023, 2022 and 2021 approximately 20%, 17% and 17%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

Station Network Affiliations. In addition to affiliations with ABC, CBS, NBC and FOX, our secondary channels are affiliated with numerous smaller networks and program services including, among others, the CW Network or the CW Plus Network (collectively, “CW”), MY Network, the MeTV Network, Telemundo, THE365, Outlaw, and others. Certain of our secondary digital channels are affiliated with more than one network simultaneously. We also broadcast independent and local news/weather channels in some markets on both primary and secondary channels.

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

Affiliates of FOX and CW must purchase or produce a greater amount of programming for their non-network time periods, generally resulting in higher programming costs. On the other hand, affiliates of FOX and CW retain a larger portion of their advertising time inventory and the related revenues compared to Big Three affiliates.

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

Audience. Stations compete for audience based on broadcast program popularity, which has a direct effect on advertising rates. Networks supply a substantial portion of our affiliated stations’ daily programming. Affiliated stations depend on the performance of the network programs to attract viewers. There can be no assurance that any such current or future programming created by our affiliated networks will achieve or maintain satisfactory viewership levels. Stations program non-network time periods with a combination of locally produced news, public affairs and entertainment programming, including national news or syndicated programs purchased for cash, cash and barter or barter only.

MVPD systems have significantly altered the competitive landscape for audience in the television industry. Specifically, MVPD systems can increase a broadcasting station’s competition for viewers in a market by providing both cable networks and distant television station signals not otherwise available to the station’s audience.

Other sources of competition for audiences, programming and advertisers include streaming services, connected televisions, internet websites, mobile applications and wireless carriers, direct-to-consumer video distribution systems and home entertainment systems.

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

Advertising. Advertising revenues comprise the primary source of revenues for our stations. Our stations compete for advertising revenues in their respective markets with other television stations, digital platforms including Google and YouTube, Facebook and Instagram, TikTok, local cable and other MVPD systems, as well as local newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories and direct mail.

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

License Grant and Renewal. The FCC grants broadcast licenses to television stations for terms of up to eight years. Broadcast licenses are of paramount importance to the operations of television stations. The Communications Act requires the FCC to renew a licensee’s broadcast license if the FCC finds that: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. Historically the FCC has renewed broadcast licenses in substantially all cases. While we are not currently aware of any facts or circumstances that might prevent the renewal of our stations’ licenses at the end of their respective license terms, we cannot provide any assurances that any license will be renewed. Failure to renew any licenses upon the expiration of any license term could have a material adverse effect on our business. Under the Communications Act, the term of a broadcast license is automatically extended pending the FCC’s processing of a timely filed renewal application. For further information regarding the expiration dates of our stations’ current licenses and renewal application status, see the table under the heading “Stations”.

Media Ownership Restrictions and FCC Proceedings. The FCC’s broadcast ownership rules affect the number, type and location of broadcast properties that we may hold or acquire. Those rules generally prohibit an entity from acquiring “attributable” interests in two television stations in the same market if both are ranked among the top-four stations in the market (the “top-four” prohibition). The rules continue to limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. The FCC took until December 2023 to adopt final rules as a result of its 2018 review, at which time it increased restrictions on local television ownership (discussed in more detail below). Prior to doing so, in December 2022, the FCC began a new quadrennial review of its ownership rules with the issuance of a Public Notice seeking comments on competition in the local television marketplace, including, among other things: (i) ongoing trends or developments in the media marketplace; (ii) impact of the ownership rules on the American public as consumers of media, including whether adjustments should be made to the rules to account for changes in consumer behavior like the use of streaming services; (iii) the barriers to minority and female ownership of broadcast stations; and (iv) any additional legal or economic factors the FCC should consider beyond its traditional public policy goals of competition, localism, and diversity. The 2022 review remains pending.

Local TV Ownership Rules. The FCC’s current television ownership rules allow one entity to acquire two commercial television stations in a DMA as long as no more than one station is ranked among the top-four stations in the market (as noted above, the “top-four” prohibition). An entity may retain ownership of the second station if it obtains top-four status after it is acquired. The FCC will consider waivers of the top-four prohibition on a case-by-case basis.

When it resolved the 2018 quadrennial review in December 2023, the FCC adopted two modifications to the top-four prohibition that make it more restrictive. These rule changes will take effect in March 2024. First, the FCC extended the top-four prohibition to low power television (“LPTV”) stations and multicast streams. As a result of this change, a licensee will be prohibited from acquiring network-affiliated programming of another top-four station in a DMA and then placing that programming on either the multicast stream of a full-power station or a LPTV station in a DMA in which it already owns another top-four rated station. These additional restrictions will apply to transactions entered into after December 26, 2023. Existing combinations will be grandfathered, but may not be transferred or assigned except in compliance with the new rule. Second, the FCC modified its methodology for determining a station’s audience share for purposes of the top-four prohibition (and failing station waiver requests) to (i) consider audience share data over a 12-month period immediately preceding the date the application is filed, (ii) expand the relevant daypart for audience share data significantly, and (iii) require the inclusion of audience share data for all free-to-consumer, non-simulcast multicast streams.

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

Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in another television broadcast station in the same area as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of media ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. §80a-3, a bank holding stock through its trust department, or an insurance company); (iv) any limited partnership interest or interest in a limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market television broadcast company; and (vi) time brokerage of a television broadcast station by a same-market television broadcast company providing more than 15 percent of the station’s weekly programming.

Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage components generally are not deemed attributable under the FCC’s current rules and policies. However, the FCC previously requested comment on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules. The DOJ has also taken steps under the antitrust laws to block certain transactions involving joint sales or other services agreements.

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

We serve as a holding company for our subsidiaries, including subsidiaries that hold station licenses. Therefore, absent a grant of a declaratory ruling, we are restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-citizens, foreign governments, representatives of non-citizens or foreign governments, or foreign corporations.

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

The FCC also regulates broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is nearly $500,000 per incident. The FCC has sought comment on whether it should modify its indecency policies but has not yet issued a decision in this proceeding. The outcome of this proceeding could affect future FCC policies in this area, which could have a material adverse effect on our business.

EEO Rules. The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with EEO rules and may be sanctioned for noncompliance.

MVPD Retransmission of Local Television Signals. Under the Communications Act and FCC regulations, each television station generally has a so-called “must-carry” right to carriage of its primary channels on all cable systems and direct broadcast satellite systems serving its market. Each commercial television station may elect between invoking its “must carry” right or invoking a right to prevent an MVPD system from retransmitting the station’s signal without its consent (“retransmission consent”). Stations must make this election by October 1 every three years. Such elections are binding throughout the three-year cycle that commences on the subsequent January 1. The current election cycle commenced on January 1, 2024, and ends on December 31, 2026. During this period, our stations elected retransmission consent and have entered into retransmission consent contracts with virtually all MVPD systems serving their markets. Under the Communications Act and FCC regulations, broadcasters and MVPDs are required to negotiate retransmission consent agreements in good faith. Among other things, MVPDs may designate a buying group to negotiate retransmission consent agreements on their behalf and large stations groups, such as us, are required to negotiate for retransmission consent in good faith with a qualified MVPD buying group.

The FCC also has promulgated rules that: (i) grant DBS providers the right to seek market modifications based on factors similar to those used in the cable industry; (ii) broaden the FCC’s prohibition against joint retransmission negotiations by prohibiting joint retransmission negotiations by any stations in the same DMA not under common control; (iii) prohibit a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iv) eliminate the “sweeps prohibition,” which precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods.

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

Employees

As of February 16, 2024, we had 9,374 full-time employees and 549 part-time employees, of which 527 full-time and 23 part-time employees at 12 stations were represented by various unions. We consider our relations with our employees to be good.

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

Risks Related to Our Business

Operating Risks

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

●	our competitors’ activities, including increased competition from other advertising-based mediums, particularly digital platforms, cable networks, MVPDs and other internet companies;

●	the duration and extent of any network preemption of regularly scheduled programming for any reason;

●	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;

●	the competitiveness of local, regional, and federal elections and ballot initiatives;

●	labor disputes or other disruptions at major national advertisers, programming providers or networks; and

●	other factors beyond our control.

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters rather than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during these periods. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd-numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale of advertising to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2023 and 2022, we derived approximately 2% and 14%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2023 and 2022, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2023, 2022 and 2021 approximately 27%, 28% and 29%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2023, 2022 and 2021 approximately 20%, 17% and 17%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the services sector, automotive or certain other industries, such as the medical, restaurant, communications, or furniture and appliances industries, declined.

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

Our business depends in large part on the success of our network affiliations. One or more stations in each of our operating markets are affiliated with at least one of the four major broadcast networks pursuant to individual affiliation agreements. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates between year-end 2024 and January 1, 2026 (with respect to Big Four networks).

If we cannot enter into affiliation agreements to replace any agreements in advance of their expiration, we would no longer be able to carry the affiliated network’s programming. This loss of programming would require us to create and/or obtain replacement programming. Such replacement programming may involve higher costs and may not be as attractive to our target audiences, thereby reducing our ability to generate advertising revenue, which could have a material adverse effect on our results of operations. On the other hand, replacement programming may provide additional advertising inventory than that provided to affiliated stations by their networks. Our concentration of CBS and/or NBC affiliates makes us particularly sensitive to adverse changes in our business relationship with, and the general success of, CBS and/or NBC.

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

We generate a meaningful portion of our advertising revenue from the sale of advertisements on our digital platforms and through the sale of inventory on digital platforms owned by third parties. Our ability to maintain and increase this advertising revenue is largely dependent upon the number of users actively visiting the internet sites, digital apps, and platforms and our arrangements that allow us to sell and service such inventory. Because digital advertising techniques are evolving, if our content, technology and/or advertisement-serving techniques do not evolve to meet the changing needs of advertisers, our advertising revenue could decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our digital advertising revenue.

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

Cybersecurity incidents impacting our information technology infrastructure or those of our third-party service providers could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.

We rely on technology and data owned or controlled by us or our third-party service providers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products and access to systems and data. Such use exposes us to cybersecurity threats arising from a variety of causes, including from deliberate attacks or unintentional events. These cybersecurity incidents could include, but are not limited to, unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, data corruption or operational disruption. If we are subject to a cybersecurity incident, it could result in business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation or investigations, financial consequences and reputational damage adversely affecting customer or investor confidence, among other things, any or all of which could materially adversely affect our business. While we have experienced a cybersecurity incident in the past, and may experience additional cybersecurity incidents in the future, we are not aware of any cybersecurity incident having a material adverse effect on our business, results of operations or financial condition to date. However, there can be no assurance that we will not experience future cybersecurity incidents that may be material. Although we have systems and processes in place to try to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an cybersecurity incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity threats change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A cybersecurity incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.

Industry Risks

We operate in a highly competitive environment. Competition occurs on multiple levels (for audiences, programming and advertisers) and is based on a variety of factors. If we are not able to successfully compete in all relevant aspects, our revenues will be materially adversely affected.

Television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position. With respect to audiences, stations compete primarily based on broadcast program popularity. We cannot provide any assurances as to the acceptability by audiences of any of the programs we broadcast. Further, because we compete with other broadcast stations for certain programming, we cannot provide any assurances that we will be able to obtain any desired programming at costs that we believe are reasonable. Cable-network programming, combined with increased access to cable, satellite TV, internet-delivered multichannel video programming distributors (“vMVPDs”), as well as internet video services (such as YouTube) and internet streaming channels and services including subscription video on demand (“SVOD”) and advertising video on demand (“AVOD”) have become significant competitors for television programming viewers. Cable networks’ viewership and advertising share have been declining in recent years, while streaming viewership has accelerated and recently surpassed the combined viewership of broadcast and cable-network programming combined. Further increases in the advertising share of cable networks, internet video services, and internet streaming channels and services could materially adversely affect the advertising revenue of our television stations.

In addition, new technologies and methods of buying advertising present an additional competitive challenge, as competitors may offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at more efficiently capturing advertising spend. The number of viewers and ratings of our television stations and advertising revenues in general may be impacted by viewers moving to these programming alternatives and alternate media content providers, and by eliminating or reducing subscriptions to traditional MVPD services ( “cord cutting” and “cord shaving,” respectively). As these programming alternatives continue to drive changes in consumer behavior and other consumption strategies, our business and results of operations may be materially affected.

Our inability or failure to broadcast popular programs, or otherwise maintain viewership for any reason, including as a result of increases in programming alternatives, or our loss of advertising due to technological changes, could result in a lessening of advertisers, or a reduction in the amount advertisers are willing to pay us to advertise, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur significant additional debt. The principal and interest payment obligations on such debt may restrict our future operations and impair our ability to meet our long-term obligations.

Currently, we have a $6.2 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions under our Fifth Amended and Restated Credit Agreement (the “Senior Credit Facility”), we have the ability to incur significant additional debt, including secured debt under our $625 million revolving credit facility. The terms of the indenture (the “2031 Notes Indenture”) governing our outstanding 5.375% senior notes due 2031 (the “2031 Notes”), the indenture (the “2030 Notes Indenture”) governing our outstanding 4.750% senior notes due 2030 (the “2030 Notes”), the indenture (the “2027 Notes Indenture”) governing our outstanding 7.0% senior notes due 2027 (the “2027 Notes”) and the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and, together with the 2031 Notes Indenture, the 2030 Notes Indenture and the 2027 Notes Indenture, the “Existing Indentures” or the “Indentures” also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

To partially mitigate this risk, we have entered into interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with two counterparties. The interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. The interest rate caps effectively limit the annual interest charged on our Senior Credit Facility’s current term loans to a maximum of 1-month Term SOFR of 4.97% and 5.015%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. In 2023, we received $4 million of cash payments from the counterparties that we reclassify to reduce interest expense from the interest rate caps in our consolidated statement of operations.

Other Financial Risks

We recently have incurred impairment charges on our goodwill, other intangible assets and investments. In prior periods we have incurred impairment charges on our broadcast licenses. Any such future charges may have a material effect on the value of our total assets.

As of December 31, 2023, the book value of our broadcast licenses was $5.3 billion and the book value of our goodwill was $2.6 billion, in comparison to total assets of $10.6 billion.

During 2023, as a result of the bankruptcy of Diamond Sports Group, LLC (“Diamond”), our production companies segment recorded a non-cash charge of $43 million, for impairment of goodwill and other intangible assets.

Also, during the years ended December 31, 2023 and 2022, we have recognized impairment charges of $29 million and $18 million, respectively, related to investments. These impairment charges were recorded upon our determination that the fair value of the investments had declined on an other-than-temporary basis or that the recorded value was not recoverable.

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

We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon the payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be or become subject to dividend or other restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries’ earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be materially adversely affected.

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

The price and trading volume of our equity securities may be volatile and subject to fluctuations. Some of the factors that could cause fluctuation in the stock price or trading volume of our equity securities include:

●	general market and economic conditions and market trends, including in the television broadcast industry and the financial markets generally, including levels of key interest rates;

●	the political, economic and social situation in the United States;

●	actual or anticipated variations in operating results, including audience share ratings and financial results;

●	inability to meet projections in revenue;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other business developments;

●	technological innovations in the television broadcast industry;

●	adoption of new accounting standards affecting our industry;

●	operations of competitors and the performance of competitors’ common stock;

●	litigation or governmental action involving or affecting us or our subsidiaries;

●	changes in financial estimates and recommendations by securities analysts;

●	recruitment or departure of key personnel;

●	purchases or sales of blocks of our common stock; and

●	operating and stock performance of the companies that investors may consider to be comparable.

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

Including the shares of preferred stock issued in the acquisition of Raycom Media, Inc. (the “Raycom Merger”), our Articles allow our Board of Directors to issue up to 20 million shares of preferred stock and set forth the terms of such preferred stock. The terms of any such preferred stock, if issued, may materially adversely affect the dividend and liquidation rights of holders of our common stock.

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

Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is nearly $500,000 per incident, up to a maximum of more than $4 million for a continuing violation. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement policies without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision in this proceeding and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market.

The FCC’s ownership rules generally prohibit us from acquiring an “attributable interest” in two television stations that are located in the same market unless at least one of the stations is not ranked among the top-four stations in the market (the “top-four” prohibition).

In December 2023, the FCC adopted two modifications to the top-four prohibition that make it more restrictive. These rule changes will take effect in March, 2024. First, the FCC extended the top-four prohibition to low power television (“LPTV”) stations and multicast streams. As a result of this change, a licensee will be prohibited from acquiring network-affiliated programming of another top-four station in a DMA and then placing that programming on either the multicast stream of a full-power station or a LPTV station in a DMA in which it already owns another top-four rated station. These additional restrictions will apply to transactions entered into after December 26, 2023. Existing combinations will be grandfathered, but may not be transferred or assigned except in compliance with the new rule, or a waiver of the new rule. Second, the FCC modified its methodology for determining a station’s audience share for purposes of the top-four prohibition (and failing station waiver requests) to (i) consider audience share data over a 12-month period immediately preceding the date the application is filed, (ii) expanding the relevant daypart for audience share data significantly, and (iii) requiring the inclusion of audience share data for all free-to-consumer, non-simulcast multicast streams.

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

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39% of United States households through commonly owned television stations, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In December 2017, the FCC issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF Discount. This proceeding remains pending. This rule may constrain our ability to expand through additional station acquisitions. Currently our station portfolio reaches approximately 36% of total United States television households, or after applying the UHF discount approximately 25% of total United States television households.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We strive to implement leading data protection standards to ensure a strong commitment to cybersecurity. Our Data Security Policy and Cybersecurity Incident Response Plan (“CIRP”), which is part of our enterprise wide risk management processes, guides our cybersecurity program. The CIRP, developed in consultation with an independent cybersecurity expert, includes processes for identifying, managing, and remediating cybersecurity incidents. We utilized the National Institute of Standards and Technology (“NIST”) and the Center for Internet Security (“CIS”) guidelines to develop and implement the CIRP, which is approved by our Chief Technology Officer (“CTO”). However, this should not be interpreted to mean that we meet any particular technical standards, specifications, or requirements, only that we used the NIST and CIS as a guide to help create develop and implement the CIRP. The CIRP is reviewed and updated annually. The Company’s cybersecurity risk management processes include ongoing monitoring and testing of its information systems and data to identify and respond to potential cybersecurity threats. Internally, the Company utilizes an enterprise Attack Surface Management tool to routinely scan for vulnerabilities to internal assets. Externally, we use third-party vendors to routinely conduct scans for vulnerabilities to external assets. In addition, our internal auditors along with management also conduct periodic monitoring of our internal controls over our data security and customer privacy systems and processes.

For many vendors for the Company, we request copies of standard security reports or assessments, such as System and Organization Controls (“SOC”) reports, to support our assessment of our vendors’ security practices. In collaboration with the National Association of Broadcasters, North American Broadcasters Association, and risk management vendors, we are also working to assemble broadcaster-specific guidelines for information technology vendor selection.

The Company provides security awareness training for all employees on a regular basis. The training is designed to educate and prepare employees to recognize unsafe practices and to properly respond to phishing attacks from email, social media, and other sources. Follow-up testing using simulated attack tools is used to validate the effectiveness of training and compliance.

Although we have systems and processes in place to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. We have experienced both targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining access to limited, non-critical information and systems that were detected by our security processes. Nevertheless, we could in the future experience similar or more severe attacks. To date, no cybersecurity incident or attack, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned “Operating Risks – Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer” within Part I, Item 1A. “Risk Factors”.

Governance

Management is responsible for the Company’s day-to-day risk management and the Board serves in an oversight role. The Board has empowered the Audit Committee with formal oversight of enterprise risk matters, including with respect to cybersecurity. The Audit Committee and management periodically review the Company’s policies with respect to risk identification, assessment, and management, including cybersecurity risk exposures and the internal controls and procedures in place to manage such risks, as well as the steps that management takes to monitor and control such exposures. In addition, the Audit Committee and the Board consider risk-related matters on an ongoing basis in connection with deliberations regarding specific transactions and issues.

The Cybersecurity Incident Response Team (“CIRT”), which is led by the CTO, is responsible for the prevention, detection, mitigation, and remediation of cybersecurity incidents and conducts primary incident response efforts. Our CTO, who is responsible for assessing and managing the Company’s cybersecurity risks, has over 30 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at Raycom Media prior to the Raycom Merger. Other team members of the CIRT also have relevant educational and industry experience, including holding similar positions at large companies. Incidents can be escalated up to our executive leadership team, depending on the severity of the incidents. Our President and/or CTO regularly report to our Board, and our CISO and General Counsel regularly report to our Audit Committee about our cybersecurity health and initiatives. In addition, the Board receives quarterly reports on risk management activities across Gray operations, including with respect to cybersecurity.

Item 2. PROPERTIES

We lease our principal executive offices in a building located at 4370 Peachtree Road, NE, Atlanta, Georgia, 30319. We also own or lease various other offices and technical facilities that support our operations. See “Stations”, in Item 1. Business. of this Form 10-K.

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

We also own Assembly Atlanta, which is a 135-acre real estate complex centered around the studio industry located in the City of Doraville, Georgia. The Assembly Atlanta development includes the 43-acre Assembly Studios complex. The Assembly Studios portion of our Assembly Atlanta project commenced operations in the third quarter of 2023. The studio operations are managed under an operating agreement with NBCUniversal Media, LLC (“NBCU”) through which NBCU will lease and operate the new state-of-the-art studio facilities as well as manage our retained studio facilities at Assembly Studios and the adjacent Third Rail Studios.

We believe our owned and leased properties are in good condition and suitable for the conduct of our present business.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers as of February 16, 2024:

Hilton H. Howell, Jr., age 61, has served as our Executive Chairman and Chief Executive Officer since January 2, 2019. Prior to that, Mr. Howell served as our Chairman, Chief Executive Officer and President from June 2013 to December 2018. Mr. Howell is a member of the Executive Committee of the Board, has been a Director since 1993, and served as the Vice Chairman of the Board from 2002 to April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. In addition, he has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, from 1995 to 2001, and as Chairman of that company since February 2009. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1991. Mr. Howell also serves as a Director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a Director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors. Previously, Mr. Howell served as a board member of the National Association of Broadcasters and the NBC Affiliate Board.

Donald P. LaPlatney, age 64, has served as our President and Co-Chief Executive Officer since January 2, 2019. Prior to that, from July 2016 until the closing of the Raycom Merger, he served as Chief Executive Officer and President of Raycom, and served as member on their Board of Directors. Before that, he served as Chief Operating Officer of Raycom from April 2014 to July 2016, as Senior Vice President, Digital Media from April 2012 until April 2014, and as Vice President, Digital Media from August 2007 to April 2012. Prior to joining Raycom in 2007, Mr. LaPlatney held various executive positions at The Tube Media Corp., Westwood One, and Raycom Sports. In addition, Mr. LaPlatney serves as a board member of the National Association of Broadcasters. Previously, Mr. LaPlatney served as Chairman of the NBC Affiliate Board.

James C. Ryan, age 63, has served as our Chief Financial Officer since October 1998 and as Executive Vice President since February 2016. Prior to that, he was our Senior Vice President from September 2002 to January 2016 and our Vice President from October 1998 to August 2002.

Kevin P. Latek, age 53, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Prior to that, he served as our Senior Vice President, Business Affairs since July 2013 and as our Vice President for Law and Development from March 2012 to June 2013. Prior to joining Gray, Mr. Latek practiced law in Washington, DC representing television and radio broadcasters and financial institutions in FCC regulatory and transactional matters. He is a member and officer of the CBS Affiliate Board and a past member of the FOX Affiliate Board of Governors.

Sandra Breland, age 61, has served as our Chief Operating Officer since May 2023. In early 2019, Ms. Breland joined Gray as a Senior Vice President of Local Media upon Gray’s acquisition of Raycom Media, where she served as a Group Vice President. Ms. Breland has over 30 years of experience in local broadcasting. She is a past member and President of the FOX Affiliate Board of Governors.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively, under the symbols “GTN” and “GTN.A,” respectively.

As of February 16, 2024, we had 88,284,758 outstanding shares of common stock held by 19,894 stockholders and 8,919,401 outstanding shares of Class A common stock held by 447 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

For matters submitted to a shareholder vote, our Articles provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. Our Articles require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

During 2023, we have paid quarterly cash dividends totaling $0.32 per share on both classes of our common stock. While we have paid dividends to holders of our common stock on a quarterly basis since the beginning of 2021, any future payments of dividends will depend on our financial condition, results of operations, cash flows and such other factors as our Board of Directors deems relevant. In addition, the Senior Credit Facility and our Indentures each contain covenants that could restrict our ability to pay cash dividends on our capital stock, which are currently applicable. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

During 2023, we paid dividends on our outstanding 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”). Shares of the Preferred Stock accrue dividends on the face value in (A) cash at a rate of 8% per annum or, (B) at the Company’s option, in-kind at a rate of 8.5% per annum, as declared by our Board of Directors.

Stock Performance Graph

The following graphs compare the cumulative total return of our common stock and Class A common stock from January 1, 2019 to December 31, 2023, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on January 1, 2019. Any dividends are assumed to have been reinvested as paid.

	As of
	1/1/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Gray Television, Inc. common stock	$100	$145	$121	$139	$79	$65
NYSE Composite Index	$100	$126	$134	$162	$147	$167
TV Broadcasting Stations Index	$100	$128	$112	$138	$115	$113

	As of
	1/1/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Gray Television, Inc. Class A common stock	$100	$150	$126	$141	$85	$70
NYSE Composite Index	$100	$126	$134	$162	$147	$167
TV Broadcasting Stations Index	$100	$128	$112	$138	$115	$113

Issuer Purchases of Common Stock and Class A Common Stock

On November 5, 2019, our Board of Directors authorized the repurchase of up to $150 million of our outstanding common stock and/or our Class A common stock prior to December 31, 2022 (the “2019 Repurchase Authorization”). The 2019 Repurchase Authorization superseded all prior repurchase authorizations. The 2019 Repurchase Authorization prohibits the Company from purchasing shares directly from the Company’s officers, directors, or the Gray Television, Inc. Capital Accumulation Plan (the “Gray 401(k) Plan” or the “401k Plan”). On November 4, 2020, our Board of Directors increased the repurchase authorization under the 2019 Repurchase Authorization by $150 million and extended the authorization to December 31, 2023, which has now expired.

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

This section of our Annual Report on Form 10-K discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. A detailed discussion of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households. This portfolio includes 79 markets with the top-rated television station and 102 markets with the first and/or second highest rated television station. We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the years ended December 31, 2023, 2022 and 2021, we generated revenue of $3.3 billion, $3.7 billion and $2.4 billion, respectively.

Impact of Recent Acquisitions and Divestitures. During 2022 and 2021 we completed several transactions that have, collectively, had a significant impact on our financial condition, results of operations and cash flows. We refer to these transactions collectively as the “Acquisitions”. Please see Note 3 “Acquisitions and Divestitures” in our consolidated financial statements contained elsewhere herein for further discussion of the Acquisitions. The impact of the Acquisitions is described in more detail in the following discussion of our operating results. The most significant of the transactions were:

●

On April 7, 2021, we acquired land in the Atlanta suburb of Doraville, Georgia for an initial investment of approximately $80 million of cash. We acquired this property, in part, for the development of studio production facilities. During 2023 we completed the first phase of this project, known as “Assembly Studios” which has begun operations, and we are evaluating further development opportunities for the remainder of the project. As of December 31, 2023, our total investment, net of amounts received from infrastructure related sales and reimbursements was $549 million. We refer to the total project as “Assembly Atlanta”;

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

●	On September 13, 2021, we completed the acquisition of Third Rail Studios for $27 million;

●

On September 23, 2021, to facilitate regulatory approvals for the acquisition of the Meredith Local Media Group (“Meredith”), we completed the divestiture of WJRT in the Flint-Saginaw, Michigan market, to Allen for an adjusted purchase price of $72 million in cash, including working capital (the “Flint Divestiture”);

●	On November 9, 2021, to fund a portion of the purchase price for Meredith we issued $1.3 billion of our 2031 Notes;
●	On December 1, 2021, to fund a portion of the purchase price for Meredith we amended our Senior Credit facility and borrowed $1.5 billion under the 2021 Term Loan;
●	On December 1, 2021, we completed the acquisition of Meredith for $2.8 billion. This transaction added 17 television stations in 12 local markets to our operations; and
●

On April 1, 2022, we acquired television station WKTB-TV which is an affiliate of the Telemundo Network affiliate for the Atlanta, Georgia market, as well as certain digital media assets, for a combined purchase price of $31 million, using cash on hand (the “Telemundo Atlanta Transaction”).

The following table summarizes the “Transaction Related Expenses” incurred in connection with the Acquisitions during the year ended December 31, 2023, 2022 and 2021, by type and by financial statement line item (in millions):

	Year Ended December 31,
	2023	2022	2021
Transaction Related Expenses by type:
Legal, consulting and other professional fees	$1	$6	$80
Incentive compensation and other severance costs	-	2	-
Termination of sales representation and other agreements	-	-	1
Total Transaction Related Expenses	$1	$8	$81

Transaction Related Expenses by financial statement line item:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Broadcasting	$1	$6	$3
Corporate and administrative	-	2	71
Miscellaneous expense	-	-	7
Total Transaction Related Expenses	$1	$8	$81

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2023, 2022 and 2021 approximately 27%, 28% and 29%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2023, 2022 and 2021 approximately 20%, 17% and 17%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, and the percentage contribution of each to our total revenue (dollars in millions):

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Revenue:
Core advertising	$1,514	46%	$1,496	41%	$1,190	50%
Political	79	2%	515	14%	44	2%
Retransmission consent	1,532	47%	1,496	41%	1,049	43%
Production companies	86	3%	93	3%	73	3%
Other	70	2%	76	1%	57	2%
Total	$3,281	100%	$3,676	100%	$2,413	100%

Results of Operations

Year Ended December 31, 2023 (“2023”) Compared to Year Ended December 31, 2022 (“2022”)

Revenue. Total revenue decreased $395 million, or 11%, to $3.3 billion for 2023 compared to 2022. During 2023:

●

Core advertising revenue increased by $18 million, despite core advertising revenue from the broadcast of the 2023 Super Bowl on our 27 FOX-affiliated stations being approximately $6 million, compared to $13 million from the broadcast of the 2022 Super Bowl and the Winter Olympics on our 56 NBC-affiliated stations;

●	Retransmission consent revenue increased by $36 million due to an increase in rates, offset, in part, by a decrease in subscribers;
●	Political advertising revenue decreased by $436 million, resulting primarily from 2023 being the “off-year” of the two-year election cycle; and
●

Production company revenue decreased by $7 million in 2023 primarily due to the net effects on our sports programming business of the contract terminations related to Diamond, partially offset by revenue earned under the sports programming agreements with CW.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization, impairment and gain on disposal of assets) increased $103 million, or 5%, to $2.3 billion for 2023, compared to 2022. During 2023:

●

Payroll broadcasting expenses increased by $66 million as a result of; routine increases in compensation costs of $43 million, increases in healthcare costs of $13 million, and increases in company contributions to our defined contribution retirement plan of $10 million.

●	Non-payroll broadcasting expenses increased by $37 million primarily due to increases in retransmission expense.
●	Broadcast non-cash stock-based compensation expense was $5 million and $4 million in 2023 and 2022, respectively.

Production Company Expenses. Production company expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) increased by approximately $32 million in 2023 to $115 million, compared to $83 million in 2022. Production company operating expenses included $17 million allowance for credit losses related to the bankruptcy of Diamond, a counterparty in contracts with us and $18 million to settle litigation related to the Assembly Atlanta project.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) increased by $8 million, or 8%, to $112 million in 2023 compared to 2022, primarily as a result of; increases in compensation expense of $4 million, increases in professional services costs of $6 million and decreases in transaction related legal and other professional services of $2 million in 2023. We recorded corporate non-cash stock-based amortization expense of $15 million and $18 million in 2023 and 2022, respectively.

Depreciation. Depreciation of property and equipment totaled $145 million and $129 million for 2023 and 2022, respectively. Depreciation increased primarily due to the addition of depreciable assets.

Amortization of intangible assets. Amortization of intangible assets totaled $194 million and $207 million for 2023 and 2022, respectively. Amortization decreased primarily due to finite-lived intangible assets becoming fully amortized.

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

Loss (Gain) on Disposals of Assets, Net. We recognized a loss on disposal of assets of $21 million in 2023 compared to a gain on disposal of assets of $2 million in 2022, primarily related to the sale of television station KNIN in the Boise, Idaho market, in which we recognized a loss of $14 million in 2023.

Miscellaneous Income (Expense), Net. Miscellaneous income, net totaled $7 million in 2023 and miscellaneous expense, net totaled $4 million 2022.

Impairment of Investments. During 2023 and 2022, we wrote down the value of certain investments to their estimated net realizable values. The total impairment charges were $29 million and $18 million in 2023 and 2022, respectively.

Interest Expense. Interest expense increased $86 million, or 24%, to $440 million for 2023 compared to 2022. This increase was primarily attributable to the increase in average interest rates on our outstanding debt, net of the impact of our pre-payment of our outstanding 2017 Term Loan balance. Excluding amounts recorded as interest expense resulting from the amortization of deferred financing costs, the average interest rate on all of our outstanding debt increased to 6.5% in 2023 compared to 5.1% in 2022. The average outstanding principal balance of all our debt was $6.3 billion and $6.7 billion during 2023 and 2022, respectively.

Income Tax Expense. Our effective income tax rate decreased to a net provision of 7% for 2023 from 26% for 2022. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	21%	21%
Current year permanent items	(13)%	1%
Restricted stock differences	(7)%	0%
State and local taxes, net of federal taxes	6%	4%
Effective income tax expense rate	7%	26%

We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We estimate that these income tax payments, before deducting refunds, will be within a range of $190 million to $210 million in 2024.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowing capacity under Revolving Credit Facility.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; commitments for various syndicated television programs; and commitments under affiliation agreements with networks. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2024 will be to reduce our indebtedness, fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations. For a description of the Company’s various contractual and other commitments requiring future payments, see Note 12 “Commitments and Contingencies” of our audited consolidated financial statements included elsewhere herein. In addition, for a description of the Company's interest payments and future maturities of long-term debt, see Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein.

We believe that our cash balance, our cash flow from operations and availability under our Revolving Credit Facility provide us with sufficient liquidity to fund our core operations, maintain key personnel and meet our other material obligations for at least the next twelve months and the foreseeable future. See below for more information on our liquidity and capital resources.

General. The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$648	$829	$300
Net cash used in investing activities	(291)	(503)	(3,534)
Net cash (used in) provided by financing activities	(397)	(454)	2,650
Net decrease in cash	$(40)	$(128)	$(584)

	December 31,
	2023	2022
Cash	$21	$61
Long-term debt, including current portion, less deferred financing costs	$6,160	$6,455
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under senior credit facility	$494	$496

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2023 Compared to 2022

Net cash provided by operating activities decreased $181 million to $648 million in 2023 compared to net cash provided by operating activities of $829 million in 2022. The decrease in cash provided by operating activities was primarily due to a decrease in net income of $531 million offset, in part, by an increase in cash provided from changes in working capital of $328 million and an increase in non-cash charges of $22 million. The change in working capital resulted primarily from the sale of accounts receivable under our accounts receivable securitization facility.

Net cash used in investing activities decreased $212 million to $291 million for 2023 compared to $503 million for 2022. The net decrease in the amount used was primarily due to; a reduction in cash used for the purchase of property and equipment of $88 million, an increase in cash received from both the sale of a television station, and from a quasi-governmental authority related to infrastructure components of construction on the Assembly Atlanta project, of $74 million; and a reduction of cash used to acquire businesses and broadcast licenses of $52 million.

Net cash used in financing activities decreased $57 million to $397 million in 2023 compared to net cash used of $454 million in 2022. During 2023 and 2022, we used $52 million of cash to pay dividends to holders of our preferred stock and $30 million to pay dividends to holders of our common stock. During 2023 and 2022, we used a net amount of $310 million and $315 million, respectively, for pre-payments and required principal reductions of our long-term debt. We did not repurchase any shares of our common stock in 2023, but in 2022, we used $50 million to repurchase shares of our common stock on the open market.

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

Our funding policy for the Gray Pension Plan is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2023, was 4.79%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2022 was 4.99%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. In 2023, we used an assumed rate of return of 6.25% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a gain of 13.7% for the year ended December 31, 2023, and a loss of 12.0% for the year ended December 31, 2022. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the Pri-2012 total mortality table and the MP-2021 projection scale published by the Society of Actuaries.

During each of the years ended December 31, 2023 and 2022, we contributed $4 million to the Gray Pension Plan, and we anticipate making a contribution of $4 million to the Gray Pension Plan in 2024. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

The Gray 401(k) Plan is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. Employer contributions under the Gray 401(k) Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2023 and 2022, our matching contributions to our Capital Accumulation Plan were approximately $26 million and $17 million, respectively. For the years ended December 31, 2023 and 2022, we accrued contributions of approximately $10 million and $9 million respectively, as discretionary profit-sharing contributions, each in the form of our common stock.

In connection with the Meredith Transaction, in 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. As of December 31, 2023 and 2022, the Meredith Plan had combined plan assets of $16 million and $14 million, respectively, and combined projected benefit obligations of $11 million, in each year. A net asset of $5 million and $3 million for this plan are recorded in our financial statements as of December 31, 2023 and 2022, respectively.

See Note 11 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning these retirement plans.

Capital Expenditures

We currently expect that our routine capital expenditures will range between approximately $115 million to $120 million during 2024 for broadcasting, production company and corporate purposes. We currently expect capital expenditures of approximately $21 million, net of $31 million of certain incentive payments, related to the Assembly Atlanta project. We can give no assurances of the actual proceeds to be received in the future from incentive payments, nor the timing of any such proceeds.

Off-Balance Sheet Arrangements

Operating Commitments. We have various commitments for syndicated television programs. We have two types of syndicated television program contracts: first run programs and off network reruns. First run programs are programs such as Wheel of Fortune and off network reruns are programs such as The Big Bang Theory. First run programs have not been produced at the time the contract to air such programming is signed, and off network reruns have already been produced. For all syndicated television contracts, we record an asset and corresponding liability for payments to be made only for the current year of the first run programming and for the entire contract period for off-network programming. Only an estimate of the payments anticipated to be made in the year following the balance sheet date of the first run contracts are recorded on the current balance sheet, because the programs for the later years of the contract period have not been produced or delivered.

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

The following are our material expected off balance sheet contractual obligations and commitments as of December 31, 2023:

●	Cash interest on long-term debt obligations, including interest expense on long-term debt and required future principal repayments under those obligations.
●	Preferred Stock dividends.
●

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
●

Network affiliation agreements representing the fixed obligations under our current agreements with broadcast networks. Certain network affiliation agreements include variable fee components such as percentage of revenue or rate per subscriber. Our network affiliation agreements expire at various dates primarily through January 1, 2026.

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

Subsequent Events

Exchange of television stations. On February 1, 2024, we announced that we have entered into agreements with Marquee Broadcasting, Inc. (“Marquee”) to exchange television stations. Under the terms of the agreement, our television stations in the Cheyenne-Scottsbluff and Casper television markets (DMAs 194 and 198, respectively) are expected to be sold to Marquee in exchange for Marquee’s FCC permit authorizing the construction of new television station, that will be built in the Salt Lake City, Utah market (DMA 27), and will be known as KCBU. Neither party will pay additional cash or consideration to fulfill the terms of this exchange. The transactions are expected to close simultaneously in the second quarter of 2024 and are subject to the customary closing conditions and the receipt of regulatory and other approvals.

BMI Investment Proceeds. On February 8, 2024, we received $110 million in pre-tax cash proceeds from the closing of the previously announced sale of Broadcast Music, Inc. (“BMI”) to a shareholder group led by New Mountain Capital, LLC. $50 million of the net proceeds from the sale of BMI were used to pay in full the amount then outstanding under are Revolving Credit Facility. We intend to use the remaining proceeds for general corporate purposes.

Amendment of Revolving Credit Facility. On February 16, 2024, Gray entered into a second amendment (the “Second Amendment”) to its Senior Credit Facility. The Second Amendment, among other things, (i) increases the aggregate commitments under the Gray’s existing $500 million Revolving Credit Facility by $125 million, resulting in aggregate commitments under the Revolving Credit Facility of $625 million and (ii) extends the maturity date of a $552.5 million tranche of the Revolving Credit Facility to December 31, 2027 (subject to a springing maturity in certain circumstances set forth in the Second Amendment), with a remaining non-extending tranche of the Revolving Credit Facility of $72.5 million maturing on December 1, 2026 (subject to a springing maturity in certain circumstances set forth in the Second Amendment). Except as modified by the Amendment, the existing terms of the Senior Credit Facility remain in effect.

Executive Update. On February 20, 2024, we announced that our Chief Financial Officer, Jim Ryan has notified us of his voluntary decision to transition into retirement after 2025. We also announced the hiring of Jeff Gignac, who currently serves as a Managing Director and Head of Media & Telecom Investment Banking at Wells Fargo Securities. Mr. Gignac will join us, initially as Executive Vice President, Finance, on April 1, 2024, and he will step into Mr. Ryan’s role as Executive Vice President, Chief Financial Officer on July 1, 2024.  Mr. Ryan will work closely with Mr. Gignac and our entire executive team until he retires at the end of 2025.

Inflation

During 2023, we have experienced moderate inflation of our operating expenses and increases in interest rates on amounts outstanding under our Senior Credit Facility. There can be no assurance that further increases in the rate of inflation or interest rates in the future would not have an adverse effect on operating results.

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

Variability of Critical Accounting Estimates. Our critical accounting estimates include estimates and assumptions that are material to our financial statements. These estimates and assumptions are used in:

●	our annual impairment testing of broadcast licenses and goodwill;
●	our estimates of the fair value of assets acquired and liabilities assumed in businesses combinations; and
●	our estimates related to income taxes.

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

Our broadcasting operating segment is comprised of a single reporting unit. Each of the distinct businesses within our production companies operating segment represent a reporting unit. Therefore, as of December 31, 2023, we evaluated our goodwill for impairment for five reporting units. One reporting unit for all of our broadcast television operations and four for each of the distinct businesses within our production companies. The Company has considered the requirements as stipulated within ASC 350. Management has identified the applicable assets and liabilities for each of the reporting units in accordance with ASC 350.

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2023, we performed a qualitative assessment for 59 of our broadcast licenses and three of our reporting units. In 2022, we performed a qualitative assessment for 57 of our broadcast licenses and one of our reporting units.

As part of this qualitative assessment, we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to the reporting units’ carrying value since the last impairment test.

If we conclude that it is more likely than not that a broadcast license or reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we perform the quantitative assessment which involves comparing the estimated fair value of the broadcast license or reporting unit to its respective carrying value.

For our annual broadcast licenses impairment test in 2023, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our remaining broadcast licenses and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2023, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for one of our reporting units. We elected to perform a quantitative assessment for the remainder of our reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations.

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

As of December 31, 2023 and 2022, the recorded value of our broadcast licenses was $5.3 billion at each date. As of December 31, 2023 and 2022, the recorded value of our goodwill was $2.6 billion and $2.7 billion, respectively. See Note 13 “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein, for the results of our annual impairment tests for the years ended December 31, 2023, 2022 and 2021.

During 2023, as a result of the bankruptcy of Diamond Sports Group, LLC (“Diamond”), our production companies segment recorded a non-cash charge of $43 million, for impairment of goodwill and other intangible assets.

Valuation of Network Affiliation Agreements. We believe that the value of a television station is derived primarily from the attributes of its broadcast license rather than its network affiliation agreement. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming.

Certain other broadcasting companies have valued their stations on the basis that it is the network affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operational performance of that station. As a result, we believe that these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship, and include in their network affiliation valuation amounts related to attributes which we believe are more appropriately reflected in the value of the broadcast license or reporting units.

The methodology we used to value our stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2023, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Due to certain characteristics of a small number of the stations acquired in 2022, we ascribed approximately $14 million million of the value of those transactions to network affiliations, respectively.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2023 (in millions, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2023):
Broadcast licenses	$5,320	$2,660	$3,990
Other intangible assets, net (including network affiliation agreements)	415	2,017	1,216

Statement of Operations
(For the year ended December 31, 2023):
Amortization of intangible assets	194	344	269
Operating income	383	233	308
Net loss attributable to common stockholders	(128)	(240)	(184)
Per share - basic	$(1.39)	$(2.61)	$(2.00)
Per share - diluted	$(1.39)	$(2.61)	$(2.00)

For future acquisitions, if any, the valuation of the network affiliations may differ from the values of previous acquisitions due to the different characteristics of each station and the market in which it operates.

Income Taxes. As of December 31, 2023, we have an aggregate of approximately $299 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized. We expect that approximately $201 million of these state net operating loss carryforwards will not be utilized due to section 382 limitations and those that will expire prior to utilization.

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

Under the Senior Credit Facility, we pay interest based on a floating interest rate on balances outstanding. On February 23, 2023, we entered into interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Wells Fargo Bank, NA and Truist Bank, respectively. As of December 31, 2023, the caps have a combined fixed notional value of approximately $2.6 billion through the last business day in 2024 and then a reduction in notional value to approximately $2.1 billion until maturity on December 31, 2025. The agreement effectively limits the annual interest charged on all of our variable rate debt to a maximum one-month SOFR rate of 5 percent, plus the Applicable Margin, as specified in our Senior Credit Facility. The Company is also required to pay aggregate fees in connection with the agreement of approximately $34 million that is due and payable on December 31, 2025. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in our variable rate debt and is not for speculative trading purposes. Because of these interest rate caps, at December 31, 2023, a 100 basis point increase in market interest rates would have increased our interest expense and decreased our income before income taxes by $7 million for the year ended December 31, 2023. A 100 basis point decrease in market interest rates would have decreased our interest expense and increased our income before income taxes by $22 million for the year ended December 31, 2023.

We pay a fixed rate of interest on the 2031 Notes, 2030 Notes, 2027 Notes and 2026 Notes. As of December 31, 2023, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as SOFR or the prime rate. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

At December 31, 2023 and 2022, the recorded amount of our long-term debt, including current portion, was $6.2 billion and $6.5 billion, respectively, and the fair value of our long-term debt, including current portion, was $5.6 billion and $5.7 billion, respectively, as of December 31, 2023 and 2022. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gray Television, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Indefinite-Lived Intangible Asset Impairment Assessment

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated broadcast licenses are $5.3 billion as of December 31, 2023 and are tested for impairment at least annually. In the Company’s assessment of impairment, management identified those broadcast licenses for which a qualitative assessment would be performed to determine whether it is more likely than not that the broadcast license is impaired. For those broadcast licenses for which the Company did not elect to perform a qualitative analysis, the Company performed a quantitative analysis which involves comparing the estimated fair value of the broadcast licenses to their respective carrying values. To estimate the fair value of the broadcast licenses, management used an income approach. Under this approach, the broadcast license value is based on the estimated after-tax discounted future cash flows of the license, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The assumptions considered by management in the analysis reflect historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

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

February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Television, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Gray Television, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gray Television, Inc. and subsidiaries as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and schedule of the Company and our report dated February 23, 2024 expressed an unqualified opinion.

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

/s/ RSM US LLP

Atlanta, Georgia

February 23, 2024

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$21	$61
Accounts receivable, less allowance for credit losses of $17 and $16, respectively	342	650
Current portion of program broadcast rights, net	18	27
Income tax refunds receivable	21	22
Prepaid income taxes	18	43
Prepaid and other current assets	48	54
Total current assets	468	857

Property and equipment, net	1,601	1,466
Operating lease right of use asset	75	75
Broadcast licenses	5,320	5,331
Goodwill	2,643	2,663
Other intangible assets, net	415	636
Investments in broadcasting and technology companies	85	105
Deferred pension assets	17	5
Other	16	14
Total assets	$10,640	$11,152

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	December 31,
	2023	2022
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23	$55
Employee compensation and benefits	110	98
Accrued interest	63	60
Accrued network programming fees	37	39
Other accrued expenses	41	50
Federal and state income taxes	22	15
Current portion of program broadcast obligations	20	29
Deferred revenue	39	24
Dividends payable	14	14
Current portion of operating lease liabilities	11	10
Current portion of long-term debt	15	15
Total current liabilities	395	409

Long-term debt, less current portion and less deferred financing costs	6,145	6,440
Program broadcast obligations, less current portion	1	1
Deferred income taxes	1,359	1,454
Operating lease liabilities, less current portion	69	68
Other	50	14
Total liabilities	8,019	8,386

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares issued 107,179,827 shares and 105,104,057 shares, respectively outstanding 87,227,481 shares and 85,467,271 shares, respectively	1,174	1,150
Class A common stock, no par value; authorized 25,000,000 shares, issued 10,413,993 shares and 9,675,139 shares, respectively outstanding 8,162,266 shares and 7,544,415 shares, respectively	50	45
Retained earnings	1,084	1,242
Accumulated other comprehensive loss	(23)	(12)
	2,285	2,425
Treasury stock at cost, common stock, 19,952,346 shares and 19,636,786 shares, respectively	(282)	(278)
Treasury stock at cost, Class A common stock, 2,251,727 shares and 2,130,724 shares, respectively	(32)	(31)
Total stockholders’ equity	1,971	2,116
Total liabilities and stockholders’ equity	$10,640	$11,152

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for net income per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue (less agency commissions):
Broadcasting	$3,195	$3,583	$2,340
Production companies	86	93	73
Total revenue (less agency commissions)	3,281	3,676	2,413
Operating expenses before depreciation, amortization, impairment and (gain) loss on disposals of assets, net:
Broadcasting	2,268	2,165	1,548
Production companies	115	83	62
Corporate and administrative	112	104	159
Depreciation	145	129	104
Amortization of intangible assets	194	207	117
Impairment of goodwill and other intangible assets	43	-	-
Loss (gain) on disposal of assets, net	21	(2)	42
Operating expenses, net	2,898	2,686	2,032
Operating income	383	990	381
Other income (expense):
Miscellaneous income (expense), net	7	(4)	(8)
Impairment of investments	(29)	(18)	-
Interest expense	(440)	(354)	(205)
Loss on early extinguishment of debt	(3)	-	-
Income (loss) before income taxes	(82)	614	168
Income tax (benefit) expense	(6)	159	78
Net (loss) income	(76)	455	90
Preferred stock dividends	52	52	52
Net (loss) income attributable to common stockholders	$(128)	$403	$38

Basic per share information:
Net (loss) income attributable to common stockholders	$(1.39)	$4.38	$0.40
Weighted average shares outstanding	92	92	95

Diluted per share information:
Net (loss) income attributable to common stockholders	$(1.39)	$4.33	$0.40
Weighted average shares outstanding	92	93	95

Dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021

Net (loss) income	$(76)	$455	$90

Other comprehensive (loss) income:

Adjustment to pension liability	7	20	16
Adjustment to fair value of interest rate caps	(23)	-	-
Income tax (benefit) expense of adjustments	(5)	5	4
Other comprehensive (loss) income	(11)	15	12

Comprehensive (loss) income	$(87)	$470	$102

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

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for number of shares)

										Accumulated
	Class A					Treasury Stock		Treasury Stock		Other
	Common Stock		Common Stock		Retained	Class A Common Stock		Common Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2022	9,675,139	$45	105,104,057	$1,150	$1,242	(2,130,724)	$(31)	(19,636,786)	$(278)	$(12)	$2,116

Net loss	-	-	-	-	(76)	-	-	-	-	-	(76)

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Common stock dividends	-	-	-	-	(30)	-	-	-	-	-	(30)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	6	6

Adjustment to fair value of interest rate cap, net of income tax	-	-	-	-	-	-	-	-	-	(17)	(17)

Issuance of common stock:
401(k) Plan	-	-	819,898	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	738,854	-	1,007,919	-	-	(121,003)	(1)	(234,938)	(3)	-	(4)
Restricted stock unit awards	-	-	247,953		-	-	-	(80,622)	(1)	-	(1)

Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-
			-
Stock-based compensation	-	5	-	15	-	-	-	-	-	-	20

Balance at December 31, 2023	10,413,993	$50	107,179,827	$1,174	$1,084	(2,251,727)	$(32)	(19,952,346)	$(282)	$(23)	$1,971

See accompanying notes.

GRAY TELEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(76)	$455	$90
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	145	129	104
Amortization of intangible assets	194	207	117
Amortization of deferred loan costs	13	16	12
Accretion of original issue discount and premium related to long-term debt, net	(1)	(1)	(1)
Amortization of restricted stock awards	20	22	14
Amortization of program broadcast rights	37	48	38
Payments on program broadcast obligations	(38)	(49)	(38)
Common stock contributed to 401(k) plan	10	9	8
Deferred income taxes	(91)	(20)	(22)
Loss (gain) on disposal of assets, net	21	(2)	42
Loss on early extinguishment of debt	3	-	-
Impairment of investments	29	18	-
Impairment of goodwill and other intangible assets	43	-	-
Other	14	-	(14)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	308	(26)	(30)
Income tax receivable or prepaid	26	(4)	(40)
Other current assets	7	-	10
Accounts payable	(32)	(5)	22
Employee compensation, benefits and pension costs	12	3	21
Accrued network fees and other expenses	(13)	6	(27)
Accrued interest	3	8	14
Income taxes payable	7	5	(8)
Deferred revenue	7	10	(12)
Net cash provided by operating activities	648	829	300
Cash flows from investing activities:
Acquisitions of businesses and broadcast licenses, net of cash acquired	(6)	(58)	(3,765)
Proceeds from sale of television stations	6	-	473
Purchases of property and equipment	(348)	(436)	(207)
Proceeds from Repack reimbursement (Note 1)	-	7	11
Proceeds from asset sales	54	4	5
Reimbursement of development costs	18	-	-
Investments in broadcast, production and technology companies	(14)	(16)	(49)
Other	(1)	(4)	(2)
Net cash used in investing activities	(291)	(503)	(3,534)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	300	-	3,050
Repayments of borrowings on long-term debt	(610)	(315)	(250)
Repurchases of common stock	-	(50)	(30)
Payments of common stock dividends	(30)	(30)	(31)
Payments of preferred stock dividends	(52)	(52)	(52)
Deferred and other loan costs	-	-	(30)
Payments for taxes related to net share settlement of equity awards	(5)	(7)	(7)
Net cash (used in) provided by financing activities	(397)	(454)	2,650
Net decrease in cash	(40)	(128)	(584)
Cash at beginning of year	61	189	773
Cash at end of year	$21	$61	$189

See accompanying notes.

GRAY TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States.  Our television stations serve 113 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 79 markets with the top-rated television station and 102 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

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

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. During each of the years ended December 31, 2023 and 2022, we determined that several of our investments were impaired and we recorded an impairment expense of $29 million and $18 million, respectively. No impairments were recorded in the year ended December 31, 2021. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous expense, net in our consolidated statements of operations. These investments are reported together as a non-current asset on our consolidated balance sheets.

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

Allowance for Credit Losses. We are exposed to credit risk primarily through sales of broadcast and digital advertising with a variety of direct and agency-based advertising customers, retransmission consent agreements with multichannel video program distributors and program production sales and services. We recorded expenses for this allowance of $21 million, $1 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

During 2023, our credit losses included amounts written-off of $17 million for the full amount owed to us by Diamond Sports Group, LLC (“Diamond”), a counterparty to certain contracts with us, as a result of Diamond’s voluntary Chapter 11 bankruptcy proceedings.

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

The Securitization Facility is subject to interest charges, at the adjusted one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (100 basis points) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Servicing fee income recognized during 2023, was not material. The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

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

The amount sold to the Purchasers was $300 million at December 31,2023, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $296 million at December 31, 2023. Total receivables sold under the Securitization Facility were $596 million for the year ended December 31, 2023. Pursuant to the Securitization Facility, we recognized a charge of $9 million in 2023 that represents the discount on the accounts receivable balance transferred to the SPV. This discount is included in our loss on disposal of assets in our Consolidated Statements of Operations.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our consolidated balance sheets (in millions):

	Year Ended December 31,
	2023	2022
Beginning balance	$16	$16
Provision for credit losses	21	1
Amounts written off	(20)	(1)
Ending balance	$17	$16

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

Property and Equipment. Property and equipment are recorded at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	December 31,		Useful Lives
	2023	2022	(in years)
Property and equipment, net:
Land	$368	$290
Buildings and improvements	868	477	7	to	40
Equipment	1,082	1,027	3	to	20
Construction in progress	81	362
	2,399	2,156
Accumulated depreciation	(798)	(690)
Total	$1,601	$1,466

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to the Purchase and Sale Agreement between us and the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During 2023, we received a total of $64 million in cash proceeds from the CID. We received $46 million for the infrastructure assets constructed and for which ownership has or will be transferred to the CID, and $18 million in proceeds for construction costs incurred but where no transfer of ownership occurred. These proceeds were recognized in our Consolidated Statement of Cash Flows as follows: $8 million was included in the line item for change in deferred revenue, as a component of our net cash provided by operating activities; $38 million was included in the line item for proceeds from asset sales and $18 million was included in the line item for reimbursement of development costs, each as a component of our net cash used by investment activities.

The following tables provide additional information related to gain on disposal of assets, net included in our consolidated statements of operations and purchases of property and equipment included in our consolidated statements of cash flows (in millions):

	Year ended December 31,
	2023	2022	2021
(Loss) Gain on disposal of assets, net:
Proceeds from sale of television stations and other assets	$60	$4	$478
Proceeds from FCC Repack	-	7	11
Net book value of assets disposed	(73)	(9)	(531)
Non-cash loss on divestitures	1	-	-
Securitization Facility	(9)	-	-
Total	$(21)	$2	$(42)

Purchase of property and equipment:
Recurring purchases - operations	$107	$170	$90
Assembly Atlanta project	240	264	109
Repack	1	2	8
Total	$348	$436	$207

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

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was $4 million as of each of December 31, 2023 and 2022, and included in other liabilities on our balance sheets. During the years ended December 31, 2023, 2022 and 2021, expenses related to our asset retirement obligations were not material.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2023, 2022 and 2021 approximately 27%, 28% and 29%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2023, 2022 and 2021 approximately 20%, 17% and 17%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Weighted average shares outstanding, basic	92	92	95
Weighted average shares underlying stock options and restricted shares	-	1	-
Weighted average shares outstanding, diluted	92	93	95

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

For purposes of testing goodwill for impairment, our broadcast television stations as a whole, and each of our production companies, is considered a separate reporting unit. In the performance of our annual assessment of goodwill for impairment, we have the option to qualitatively assess whether it is more likely than not that a reporting unit has been impaired. As part of this qualitative assessment, we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to each reporting unit’s carrying value since the last impairment test.

If we conclude that it is more likely than not that a reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we will determine the fair value of the reporting unit and compare that to the net book value of the reporting unit. If the fair value is less than the net book value, we will record an impairment to goodwill for the amount of the difference, limited to the amount of goodwill included in the reporting unit.

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

In the performance of our annual assessment of broadcast licenses for impairment, we have the option to qualitatively assess whether it is more likely than not that these assets are impaired. When evaluating our broadcast licenses for impairment, the qualitative assessment is done at the individual television station level. If we conclude that it is more likely than not that one of our broadcast licenses is impaired, we will perform a quantitative assessment by comparing the fair value of the broadcast license to its carrying value. If the fair value is greater than the asset’s recorded value, no impairment expense is recorded. If the fair value does not exceed the asset’s recorded value, we record an impairment expense equal to the amount that the asset’s recorded value exceeded the asset’s fair value. We use the income method to estimate the fair value of all broadcast licenses, irrespective of whether they were initially recorded using the residual or income methods.

For further discussion of our goodwill, broadcast licenses and other intangible assets, see Note 13 “Goodwill and Intangible Assets.”

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2023 consist of adjustments to our pension asset, the fair value of our interest rate caps and the related income tax effects. Our comprehensive loss for the year ended December 31, 2023 consisted of adjustments to our pension asset, the fair value of our Interest Rate Caps and the related income tax effect of each. Our comprehensive income for the year ended December 31, 2022, consisted of the adjustment of the fair value of our pension liability and the related income tax effects. As of December 31, 2023 and 2022, the balances were as follows (in millions):

	December 31,
	2023	2022
Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(7)	$(16)
Adjustment to fair value of interest rate caps	(23)	-
Income tax benefit	(7)	(4)
Accumulated other comprehensive loss	$(23)	$(12)

Recent Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of this amendment was to improve disclosures related to reportable segments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Currently we do not expect that the implementation of these changes will have a material effect on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The purpose of this amendment was to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Currently we do not expect that the implementation of these changes will have a material effect on our financial statements.

In addition to the accounting standards described above, certain amounts in the consolidated statements of operations and cash flows have also been reclassified to conform to the current presentation.

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

We generate advertising revenue either by the efforts of our direct sales employees or through third-party advertising agency intermediaries. Third party advertising intermediaries represent the customer and contract with us to deliver broadcast or internet advertising for the customer.

Retransmission Consent Revenue. We enter into license agreements with cable, satellite, multichannel video programming distributors and digital delivery system (or “OTT”) customers (collectively “MVPD”) that provide them the right to use our broadcast signal for retransmission across the MVPD system for an agreed period of time. These agreements represent a sales-based and usage-based functional intellectual property license based on the number of subscribers to the licensee’s delivery systems. Our performance obligation is to provide the licensee with access to our intellectual property when it is broadcast. The duration of the typical retransmission consent contract is three years. Retransmission consent revenue is recognized continuously during the period of the contract as we transmit our broadcast signal to the MVPD. The amount of revenue recognized is determined based upon a fixed rate per subscriber multiplied by the number of active subscribers to our MVPD customer systems for the given month. We bill our MVPD customers monthly over the life of the retransmission consent contract. We have an unconditional right to receive payment of the amount billed generally within 30 days from the invoice date. Payment terms are expressly stated in our retransmission consent contracts as well as in the standard terms and conditions. The invoiced amount to be received is recorded in accounts receivable on our balance sheets.

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

Production Company Revenue. Our production company revenues include sports marketing, production and event management, sports and entertainment production services and automotive programming production and marketing solutions. We recognize revenue of marketing, production and events at the time the events are aired or delivered. We recognize advertising revenues related to the events when the advertisements are aired. Sponsorship revenue is recognized ratably over the contractual period of the sponsorship. Included in this category is revenue earned under lease agreements for use of our Assembly Studios and Third Rail Studios production facilities by third parties.

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

We record a deposit liability for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied in the manner stated above. These deposits are recorded as deposit liabilities on our balance sheet. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as a deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $12 million of revenue in the year ended December 31, 2023 that was included in the deposit liability balance as of December 31, 2022. The deposit liability balance is included in deferred revenue on our consolidated balance sheets. The deposit liability balance was $13 million and $12 million as of December 31, 2023 and 2022, respectively.

Disaggregation of Revenue. Revenue from our broadcast segment is generated through both our direct and advertising agency intermediary sales channels. Revenue from our production companies segment is generated through our direct sales channel. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Year Ended December 31,
	2023	2022	2021
Market and service type:
Advertising:
Core	$1,514	$1,496	$1,190
Political	79	515	44
Total advertising	1,593	2,011	1,234
Retransmission consent	1,532	1,496	1,049
Production companies	86	93	73
Other	70	76	57
Total revenue	$3,281	$3,676	$2,413

Sales channel:
Direct	$2,225	$2,163	$1,579
Advertising agency intermediary	1,056	1,513	834
Total revenue	$3,281	$3,676	$2,413

3.	Acquisitions and Divestitures

During 2023, 2022 and 2021, we completed a number of acquisition and divestiture transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties. For each television station described, the DMA rank presented is the DMA rank at the time of acquisition.

2023 Acquisition and Divestiture

On May 1, 2023, we and Marquee Broadcasting, Inc. (“Marquee”) completed transactions in which we sold television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchased television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million.

The following table summarizes the values of the assets acquired of WPGA (in millions):

Property and equipment	$2
Broadcast licenses	4
Total	$6

These amounts are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In determining the fair value of the acquired assets, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from 3 to 40 years.

In this transaction, an immaterial amount of goodwill was acquired.

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

2021 Acquisitions

Meredith Transaction. On December 1, 2021, we completed the acquisition of all the equity interests of Meredith, immediately after the spinoff of Meredith’s National Media Group to the current Meredith shareholders, for an adjusted purchase price of $2.8 billion in total enterprise value. Meredith owned and operated television stations in 12 markets. To facilitate regulatory approvals for the Meredith Transaction, on September 23, 2021, we divested our existing television station WJRT (ABC) in the Flint-Saginaw, Michigan market (DMA 66), to Allen Media ("Allen") for an adjusted purchase price of $72 million in cash, including working capital (the “Flint Divestiture”). The Flint Divestiture resulted in a non-cash loss of $4 million. We refer to the acquisition of Meredith and the WJRT Divestiture collectively as the “Meredith Transaction”.

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

Quincy Transaction. On August 2, 2021, we completed the acquisition of all the equity interests of Quincy for an adjusted purchase price of $936 million, which amount includes an additional $6 million for working capital. Also on August 2, 2021, and concurrently with the acquisition of Quincy, we completed the divestiture to Allen of television stations in seven markets previously owned by Quincy and located in our existing television markets, for an adjusted divestiture price of $401 million, which amount includes $21 million for working capital (the “Quincy Divestiture”). Consistent with the acquisition of equity interests, for tax purposes, the divested stations recorded values included a deferred tax liability. Upon the subsequent sale, a tax gain was recognized and the deferred tax libility was relieved resulting in a book loss. The Quincy Divestiture resulted in a non-cash loss of $45 million, which is included in loss on disposal of assets, net in our consolidated statement of operations in the year ended December 31, 2021. We refer to the acquisition of Quincy and the Quincy Divestiture collectively as the “Quincy Transaction.”

The following table lists the stations acquired and retained, net of divestitures:

Then-Current		Station Call	Network
DMA Rank	DMA	Letters	Affiliations

103	Fort Wayne, IN	WPTA/WISE	ABC/NBC/CW
119	Peoria, IL	WEEK	NBC/ABC/CW
134	Duluth, MN, Superior, WI	KBJR/KDLH	NBC/CBS/CW
147	Sioux City, IA	KTIV	NBC/CW
152	Binghamton, NY	WBNG	CBS/CW
153	Rochester, MN - Mason City, IA	KTTC	NBC/CW
161	Bluefield-Beckley, WV	WVVA	NBC/CW
174	Quincy, IL	WGEM	NBC/FOX/CW

The following stations were acquired and divested in the Quincy Transaction:

Then-Current		Station Call	Network
DMA Rank	DMA	Letters	Affiliations

76	Madison, WI	WKOW	ABC
80	Tucson, AZ	KVOA	NBC
92	Paducah, KY - Harrisburg, IL	WSIL	ABC
94	Cedar Rapids, IA	KWWL	NBC
128	La Crosse-Eau Claire, WI	WXOW	ABC
135	Wausau-Stevens Point, WI	WAOW	ABC
136	Rockford, IL	WREX	NBC

The following table summarizes the allocation of consideration paid in the Quincy Transaction (in millions):

Adjusted purchase price	$936
Less - consideration allocated to assets acquired and liabilities assumed for the Quincy overlap markets thatwere divested on August 2, 2021	383
Purchase consideration for assets acquired and liabilities assumed, net of divestitures	$553

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

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Gross contractual amounts receivable were approximately $3 million more than their recorded fair value. Property and equipment are recorded at their fair value and are being depreciated over their estimated useful lives ranging from three years to 40 years. Amounts related to other intangible assets represent primarily the estimated fair values of retransmission agreements of $374 million, and network affiliation agreements of $136 million. These intangible assets are each being amortized over their estimated useful lives of approximately 5 years. Amounts related to other intangible assets are being amortized over their estimated useful lives of approximately 1 to 10 years.

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

The following table summarizes the approximate “Transaction Related Expenses” incurred in connection with the 2021 Acquisitions and the Flint Divestiture during the year ended December 31, 2021, by type and by financial statement line item (in millions):

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

As of December 31, 2023 and 2022, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% senior notes due 2031 (the “2031 Notes”) as follows (in millions):

	December 31,
	2023	2022
Long-term debt:
2019 Senior Credit Facility:
2017 Term Loan (matures February 7, 2024)	$-	$295
2019 Term Loan (matures January 2, 2026)	1,190	1,190
2021 Term Loan (matures December 1, 2028)	1,470	1,485
2026 Notes (matures July 15, 2026)	700	700
2027 Notes (matures May 15, 2027)	750	750
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal	6,210	6,520
Unamortized deferred loan costs - 2017 Term Loan	-	(4)
Unamortized deferred loan costs - 2019 Term Loan	(14)	(21)
Unamortized deferred loan costs - 2021 Term Loan	(4)	(4)
Unamortized deferred loan costs - 2026 Notes	(3)	(4)
Unamortized deferred loan costs - 2027 Notes	(6)	(7)
Unamortized deferred loan costs - 2030 Notes	(10)	(11)
Unamortized deferred loan costs - 2031 Notes	(14)	(16)
Unamortized premium - 2026 Notes	1	2
Less current portion	(15)	(15)
Long-term debt, less deferred financing costs	$6,145	$6,440

Borrowing availability under Revolving Credit Facility	$494	$496

Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate, in each case, plus an applicable margin. Because of their relationship to the interest rate caps, described below, borrowings under the 2021 Term Loan and 2019 Term Loan bear interest at the 1-month SOFR rate, plus applicable margin. As of December 31, 2023, the interest rate on the balance outstanding under the 2021 Term Loan and the 2019 Term Loan were 8.5% and 8.0%, respectively. A portion of the Revolving Credit Facility matures on January 2, 2026, with the remainder maturing on December 1, 2026.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. At December 31, 2023, the caps have a combined notional value of approximately $2.6 billion and mature on December 31, 2025. At inception, the interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. We designated the interest rate caps as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month LIBOR above 5% on our outstanding variable-rate debt in accordance with ASC 815. On March 29, 2023, in conjunction with the amended credit facility, we transitioned the contractually specified rate on the interest rate caps from 1-month LIBOR to 1-month Term SOFR. Effective with the amended interest rate caps, we are hedging variability in cash flows related to future interest payments when SOFR exceeds the caps of 4.97% and 5.015%. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, in connection with transitioning its interest rate caps from LIBOR to Term SOFR that enabled us to consider the new swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan and our 2019 Term Loan to a maximum of 1-month Term SOFR of 4.97% and 5.015%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. The recorded value of the asset was $24 million, net of accumulated amortization, at December 31, 2023. At December 31, 2023, the fair value of the derivative liability was $23 million. We present the deferred premium, the asset, and the fair value of the derivative, net within other non-current liabilities in our consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $10 million of amortization expense for the asset during the year ended December 31, 2023, which is included as a component of cash flows from operating activities in our consolidated statement of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our consolidated statements of cash flows. Prior to the amended hedge designation date, LIBOR was less than 5%. Further, SOFR was greater than 4.97% and 5.015% from the amended designation date of the hedging relationship through December 31, 2023; therefore, we received $4 million of cash payments from the counterparties that we reclassify to reduce interest expense from the interest rate caps in our consolidated statement of operations.

For all of our interest bearing obligations, we made interest payments of approximately $419 million, $339 million and $178 million during the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023 and 2022, we capitalized $20 million and $9 million of interest payments, respectively, related to the Assembly Atlanta project. We did not capitalize any interest payments during the year ended December 31, 2021.

As of December 31, 2023, the aggregate minimum principal maturities of our long-term debt were as follows (in millions):

	Minimum Principal Maturities
	2019 Senior	2026	2027	2030	2031
Year	Credit Facility	Notes	Notes	Notes	Notes	Total
2024	$15	$-	$-	$-	$-	$15
2025	15	-	-	-	-	15
2026	1,205	700	-	-	-	1,905
2027	15	-	750	-	-	765
2028	1,410	-	-	-	-	1,410
Thereafter	-	-	-	800	1,300	2,100
Total	$2,660	$700	$750	$800	$1,300	$6,210

Collateral, Covenants and Restrictions. Our obligations under the 2019 Senior Credit Facility are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Facility. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Facility. As of December 31, 2023, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2023 and 2022, we were in compliance with all required covenants under all of our debt obligations.

5.	Fair Value Measurement

We measure certain assets and liabilities at fair value, which are classified by the FASB Codification within the fair value hierarchy as level 1, 2 or 3, on the basis of whether the measurement employs observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions and consider information about readily available market participant assumptions.

●	Level 1: Quoted prices for identical instruments in active markets.

●

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The use of different market assumptions or methodologies could have a material effect on the fair value measurement.

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses and deferred revenue approximate fair value at both December 31, 2023 and 2022.

The value of our investments in broadcasting and technology companies are classified as Level 3.

As of December 31, 2023, the carrying amount of our long-term debt was $6.2 billion and the fair value was $5.6 billion. As of December 31, 2022, the carrying amount of our long-term debt was $6.5 billion and the fair value was $5.7 billion. Fair value of our long-term debt is based on observable estimates provided by third-party financial service providers and is classified as Level 2.

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

Our common stock and Class A common stock are entitled to receive cash dividends, if declared, on an equal per-share basis. During the years ended December 31, 2023, 2022 and 2021, we declared and paid quarterly cash dividends totaling $0.32 per share of our common stock and Class A common stock.

On May 5, 2022, our shareholders approved, and our Board of Directors adopted, our 2022 Equity and Incentive Compensation Plan (the “2022 EICP”). The 2022 EICP replaced our 2017 Equity and Incentive Compensation Plan. Under 2022 EICP, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2023, we had reserved 5 million shares and 2 million shares of our common stock and Class A common stock, respectively, for future issuance under our 2022 EICP. As of December 31, 2023, we also have 2 million shares of our common stock reserved for issuance under the 401(k) Plan.

During the year ended December 31, 2023, we did not repurchase any of our common stock under our share repurchase plans. During the year ended December 31, 2022 and 2021, we repurchased 2.6 million and 1.5 million shares of our common stock under our share repurchase programs for $50 million and $30 million, respectively. As of December 31, 2023, our share repurchase program authorizations have expired.

7.	Preferred Stock

At December 31, 2023 and 2022 there were 650,000 shares of our Series A Perpetual Preferred Stock outstanding with a stated face value and liquidation value of $1,000 per share (the “Series A Preferred Stock”). Holders of shares of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Preferred Stock. The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash, or 8.5% per annum if such dividends are to be paid in additional shares of Series A Preferred Stock (“PIK Election Dividends”). If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Preferred Stock through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

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

The approval of the holders of the Series A Preferred Stock, voting separately as a class, is required in order to authorize, create or issue new shares of Series A Perpetual Preferred stock (other than to pay dividends), or alter the rights of any other shares that are or would be equal to or senior to the Series A Preferred Stock, or to amend, alter or repeal the Articles as amended from time to time if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Series A Preferred Stock.

The Series A Preferred Stock does not have preemptive rights as to any of our other securities, or any warrants, rights, or options to acquire any of our securities.

In the event that the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, holders of Series A Preferred Stock will be entitled to receive for each share of Series A Preferred Stock, out of the Company’s assets or proceeds thereof available for distribution to shareholders, subject to the rights of any creditors, payment in full in an amount equal to the liquidation value and the per-share amount of any unpaid dividends for the current quarterly dividend period. Holders of Series A Preferred Stock would be entitled to receive this amount before any distribution of assets or proceeds to holders of our common stock and any other stock whose rights are junior to the Series A Preferred Stock. If in any distribution described above, our assets are not sufficient to pay in full the amounts payable with respect to the outstanding shares of Series A Preferred Stock or any stock whose rights are equal to the Series A Preferred Stock, holders of the Series A Preferred Stock would share ratably in any such distribution in proportion to the full respective distributions to which they are entitled. Shareholders are not subject to further assessments on their shares of the Series A Preferred Stock.

8.	Stock-Based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors under our active stock-based compensation plan, the “2022 EICP”. The following table presents our stock-based compensation expense and the related income tax benefits for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense, gross	$20	$22	$14
Income tax benefit at our statutory rate associated with stock-based compensation	(5)	(6)	(4)
Stock-based compensation expense, net	$15	$16	$10

Currently, the 2022 EICP provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance awards to acquire shares of our Class A common stock or common stock, or other awards based on our performance. All shares of common stock and Class A common stock underlying outstanding options (if any), restricted stock units and performance awards are counted as issued under the 2022 EICP for purposes of determining the number of shares available for future issuance.

As of December 31, 2023, we had $14 million of total unrecognized compensation expense related to all non-vested stock-based compensation arrangements. This expense is expected to be recognized over a period of 2.6 years.

A summary of activity for the years ended December 31, 2023, 2022 and 2021 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	997,745	$20.62	1,035,728	$19.69	917,533	$16.84
Granted	1,007,919	8.15	400,927	21.68	731,374	19.73
Vested	(537,728)	20.32	(438,910)	19.38	(613,179)	15.48
Outstanding - end of period	1,467,936	$12.17	997,745	$20.62	1,035,728	$19.69

Restricted stock - Class A common:
Outstanding - beginning of period	677,238	$19.36	720,421	$18.22	480,042	$16.10
Granted	738,854	8.34	250,448	20.52	488,918	18.66
Vested	(267,859)	18.95	(293,631)	17.55	(248,539)	15.00
Outstanding - end of period	1,148,233	$12.37	677,238	$19.36	720,421	$18.22

Restricted stock units - common:
Outstanding - beginning of period	274,145	$23.60	125,247	$19.02	90,184	$18.92
Granted	587,168	11.50	259,079	23.87	95,115	19.05
Vested	(247,953)	23.64	(108,921)	19.03	(60,052)	18.92
Forfeited	(26,192)	23.15	(1,260)	19.05	-	-
Outstanding - end of period	587,168	$11.50	274,145	$23.60	125,247	$19.02

9.	Leases

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

We lease land, buildings, transmission towers, right of way easements and equipment through operating leases. We generally lease land for the purpose of erecting transmission towers for our broadcast operations. Our building leases consist of office space and broadcast studios. For transmission towers we do not own, we lease space for our transmission equipment on third-party towers. We lease right-of-ways for various purposes, including ingress and egress for tower locations and guyed wire space. Our equipment leases consist of office, transmission and production equipment.

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

Variable lease payments are not material and are included in operating lease expense as a component of operating expenses in our consolidated statement of operations. Variable lease payments are generally associated with usage-based leases and variable payment escalators, such as consumer price index (“CPI”) increases. Some of our land leases require us to pay a percentage of the revenue earned from leasing space on the towers we erect on the leased land. We included the payment level of CPI and percentage rent amounts in the base rent for calculating the ROU asset and lease liability. CPI adjustments and percentage rent amounts that differ from the amount included in ROU asset and liability calculations are included in variable lease payments.

We recognize leases with an initial term of 12 months or less as short-term leases and generally consist of rentals of production or broadcast equipment for short periods of time. Lease payments associated with short-term leases are expensed as incurred.

Our operating lease expenses, including variable leases, were $18 million and $17 million for the years ended December 31, 2023 and 2022, respectively. Our short-term lease expenses for the years ended December 31, 2023 and 2022 were not material. Cash flows from operations included cash paid for operating leases of $16 million and $17 million for during the years ended December 31, 2023 and 2022, respectively. Additional ROU assets recognized in the year ended December 31, 2023 and 2022 were $10 million and $16 million, respectively. As of December 31, 2023, the weighted average remaining term of our operating leases was 9.3 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.6%.

The maturities of operating lease liabilities were as follows (in millions):

Year:
2024	$15
2025	14
2026	12
2027	11
2028	8
Thereafter	46
Total lease payments	106
Less: Imputed interest	(26)
Present value of lease liabilities	$80

10.	Income Taxes

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

Federal and state and local income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$73	$148	$74
State and local	12	31	26
Current income tax expense	85	179	100
Deferred:
Federal	(76)	(21)	(12)
State and local	(15)	1	(10)
Deferred income tax benefit	(91)	(20)	(22)
Total income tax (benefit) expense	$(6)	$159	$78

Significant components of our deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2023	2022
Deferred tax liabilities:
Net book value of property and equipment	$149	$143
Broadcast licenses, goodwill and other intangible assets	1,338	1,363
Other	3	5
Total deferred tax liabilities	1,490	1,511

Deferred tax assets:
Liability for accrued bonus	13	11
State and local operating loss carryforwards	7	10
Interest expense limitation	88	17
Other	32	29
Total deferred tax assets	140	67
Valuation allowance for deferred tax assets	(9)	(10)
Net deferred tax assets	131	57

Deferred tax liabilities, net of deferred tax assets	$1,359	$1,454

As of December 31, 2023, we have an aggregate of approximately $299 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized. We expect that the unutilized portion of these state net operating loss carryforwards will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Statutory federal rate applied to income before income tax expense	$(17)	$129	$35
Current year permanent items	11	5	33
State and local taxes, net of federal tax benefit	(4)	26	10
Change in valuation allowance	(1)	-	-
Other items, net	5	(1)	-
Income tax (benefit) expense as recorded	$(6)	$159	$78

Effective income tax rate	7%	26%	46%

Each year-end, we adjust our other comprehensive income on a net of tax basis. During 2023, we increased our recorded non-current pension asset by $7 million; we recorded an adjustment of the fair value of our interest rate caps of $23 million; and together, we recorded a $5 million tax benefit. During 2022, we decreased our recorded non-current pension liability by $20 million and recognized other comprehensive income of $15 million, net of a $5 million tax provision. During 2021, we decreased our recorded non-current pension liability by $16 million and recognized other comprehensive loss of $12 million, net of a $4 million tax benefit.

Beginning in 2023, on a quarterly basis, we adjust the net liability related to our interest rate caps to their fair value, with a corresponding adjustment to other comprehensive income on a net of tax basis. During 2023, we increased our recorded non-current interest rate cap liability by $23 million and recognized other comprehensive losses of $17 million, net of a $6 million tax benefit.

We made income tax payments (net of refunds) of $50 million, $180 million and $149 million during the years ended December 31, 2023, 2022 and 2021, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

As of December 31, 2023, we had approximately $14 million of unrecognized tax benefits. All these unrecognized tax benefits would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We file a federal consolidated income tax return in the United States and state or local consolidated income tax returns in various state or local jurisdictions. Certain of our subsidiaries file separate tax returns in other various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations by tax authorities for years before 2003.

The following table summarizes the activity related to our reserve for uncertain tax positions (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$15	$15	$14
Additions based on tax positions related to prior years	-	-	3
Statute expirations	(1)	-	(2)
Balance at end of period	$14	$15	$15

If our reserve for unrecognized tax positions, as presented above, were to be recognized, there would be a favorable impact on the company’s reported income tax expenses in the period recognized.

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss) Income. During the years ended December 31, 2023, 2022 and 2021, our penalty and interest expense related to uncertain tax positions was not material. At December 31, 2023, 2022 and 2021, the total accrual for interest and penalties related to uncertain tax positions was not material.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 global pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain NOLs resulting in a refund, excluding interest, of $21 million, which is currently outstanding.

11.	Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. The Gray Television, Inc. Retirement Plan (“Gray Pension Plan”) is a defined benefit pension plan. Benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2023 and 2022, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2023 and 2022, respectively (in millions):

	December 31,
	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$102	$140
Interest cost	5	4
Actuarial loss (gain)	2	(38)
Benefits paid	(5)	(4)
Projected benefit obligation at end of year	$104	$102

Change in plan assets:
Fair value of pension plan assets at beginning of year	$104	$119
Actual return (loss) on plan assets	14	(14)
Company contributions	4	4
Benefits paid	(5)	(5)
Fair value of pension plan assets at end of year	117	104
Funded status of pension plan	$13	$2

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$26	$21
Accumulated other comprehensive loss	(13)	(19)
Net asset (liability) recognized	$13	$2

Because the Gray Pension Plan is a frozen plan, the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $104 million and $102 million at December 31, 2023 and 2022, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2023	2022
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	4.99%	2.73%
Expected long-term rate of return on pension plan assets	6.25%	6.25%
Estimated rate of increase in compensation levels	N/A	N/A

	As of December 31,
	2023	2022
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.79%	4.99%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in millions):

	Year Ended December 31,
	2023	2022	2021
Components of net periodic pension cost:
Interest cost	$5	$4	$4
Expected return on plan assets	(7)	(8)	(7)
Recognized net actuarial loss	-	1	1
Net periodic pension benefit	$(2)	$(3)	$(2)

For the Gray Pension Plan, the estimated future benefit payments are as follows (in millions):

Years			Amount
	2024		$5
	2025		$5
	2026		$6
	2027		$6
	2028		$6
2029	-	2033	$32

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2023	2022
Asset category:
Insurance general account	13%	14%
Cash management accounts	4%	4%
Equity accounts	50%	51%
Fixed income accounts	30%	28%
Real estate accounts	3%	3%
Total	100%	100%

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

Our equity portfolio contains securities of companies necessary to build a diversified portfolio that we believe are financially sound. Our fixed income portfolio contains obligations generally rated A or better with no maturity restrictions and an actively managed duration. The cash equivalents strategy uses securities of the highest credit quality.

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

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2023 and 2022 (in millions):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$15	$-	$15
Cash management accounts	5	-	-	5
Equity accounts	59	-	-	59
Fixed income accounts	35	-	-	35
Real estate accounts	3	-	-	3
Total	$102	$15	$-	$117

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$15	$-	$15
Cash management accounts	4	-	-	4
Equity accounts	53	-	-	53
Fixed income account	29	-	-	29
Real estate accounts	3	-	-	3
Total	$89	$15	$-	$104

Expected Pension Contributions. We expect to contribute a combined total of approximately $4 million to our frozen defined benefit pension plan during the year ending December 31, 2024.

Capital Accumulation Plan. The Gray Television, Inc. Capital Accumulation Plan (the “Capital Accumulation Plan”) is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. In 2023, employer contributions under the Capital Accumulation Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. For the years ended December 31, 2023, 2022 and 2021, our matching contributions to our Capital Accumulation Plan were $26 million, $17 million and $15 million, respectively. We estimate that our matching cash contributions to the Capital Accumulation Plan for 2024 will be approximately $27 million.

In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2023, 2022 and 2021, we accrued contributions of approximately $10 million, $9 million and $7 million, respectively, as discretionary profit-sharing contributions. Each of these discretionary profit-sharing contributions was subsequently made in the form of shares of our common stock. We may also make matching and discretionary contributions of our common stock under the Capital Accumulation Plan. As of December 31, 2023, we had 2 million shares of common stock reserved for issuance under this plan.

Meredith Plan. In connection with the Meredith Transaction, On December 1, 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. At December 31, 2023, this plan had combined plan assets of $16 million and combined projected benefit obligations of $11 million. The net asset for this plan is recorded as an asset in our financial statements as of December 31, 2023.

12.	Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; commitments for various syndicated television programs; commitments under affiliation agreements with networks; and commitments under our accounts receivable securitization facility. Certain network affiliation agreements include variable fee components such as percentage of revenue or rate per subscriber. Future estimated minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheets as of December 31, 2023, were as follows (in millions):

	Accounts	Service and		Syndicated	Network
	Receivable	Other	Assembly	Television	Affiliation
Year	Securitization	Agreements	Development	Programming	Agreements	Total
2024	$-	$57	$42	$8	$980	$1,087
2025	-	32	-	15	648	695
2026	300	14	-	-	31	345
2027	-	2	-	-	-	2
Total	$300	$105	$42	$23	$1,659	$2,129

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

Local TV Advertising Antitrust Litigation. In 2018, several broadcasting companies, including Raycom Media (which the Company subsequently acquired in January 2019) and Meredith Corporation (which the Company acquired in December 2021) agreed to enter into substantially identical consent decrees with the Department of Justice (the “DOJ”). This consent decree provided for the settlement of a confidential investigation by the DOJ into the alleged exchange of certain competitively sensitive information relating to advertising sales among certain stations in some local markets. The consent decree and related settlement were finalized on May 22, 2019. The consent decree is not an admission of any wrongdoing by the parties and does not subject the parties to any monetary damages or penalties. The consent decree requires the parties to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the parties’ stations not exchange pacing and certain other information with other stations in their local markets, which aligns with Gray’s current policy. Gray Television, Inc. was not a subject of, or party to, any consent decree or settlement thereof, although certain of the Company’s operations that we later acquired from Raycom and Meredith do remain subject to the terms of such settlement.

Following published reports of the DOJ investigation and settlement, various putative class action lawsuits were filed against a number of owners of television stations. The cases have been consolidated in a single multidistrict litigation in the District Court for the Northern District of Illinois under the caption In re Local TV Advertising Litigation, and the plaintiffs’ operative complaint alleges price fixing and unlawful information exchange among the defendants’ advertisement sales teams. Gray is a defendant solely due to its acquisition of Raycom and Meredith, who were named defendants. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Company believes the lawsuits are without merit and intends to vigorously defend itself against all such claims.

13.	Goodwill and Intangible Assets

During the years ended December 31, 2023 and 2022, we acquired, adjusted and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed during each of these years. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions.

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

The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	and			December 31,
	2022	Adjustments, Net	Impairment	Amortization	2023
Goodwill	$2,663	$(4)	$(16)	$-	$2,643
Broadcast licenses	5,331	(11)	-	-	5,320
Finite-lived intangible assets	636	-	(27)	(194)	415
Total intangible assets net of accumulated amortization	$8,630	$(15)	$(43)	$(194)	$8,378

	Net Balance at	Acquisitions			Net Balance at
	December 31,	and			December 31,
	2021	Adjustments	Impairment	Amortization	2022
Goodwill	$2,649	$14	$-	$-	$2,663
Broadcast licenses	5,303	28	-	-	5,331
Finite-lived intangible assets	825	18	-	(207)	636
Total intangible assets net of accumulated amortization	$8,777	$60	$-	$(207)	$8,630

The following table presents a summary of changes in our goodwill, on a gross basis (in millions):

	As of	Acquisitions		As of
	December 31,	and		December 31,
	2022	Adjustments	Impairment	2023
Goodwill, gross	$2,762	$(4)	$(16)	$2,742
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,663	$(4)	$(16)	$2,643

	As of	Acquisitions		As of
	December 31,	and		December 31,
	2021	Adjustments	Impairment	2022
Goodwill, gross	$2,748	$14	$-	$2,762
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,649	$14	$-	$2,663

The following table presents a summary of our intangible assets and related accumulated amortization (in millions):

	As of December 31, 2023			As of December 31, 2022
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,374	$(54)	$5,320	$5,385	$(54)	$5,331
Goodwill	2,643	-	2,643	2,663	-	2,663
	$8,017	$(54)	$7,963	$8,048	$(54)	$7,994

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(126)	$90	$218	$(88)	$130
Other finite-lived intangible assets	992	(667)	325	1,055	(549)	506
	$1,208	$(793)	$415	$1,273	$(637)	$636

Total intangible assets	$9,225	$(847)	$8,378	$9,321	$(691)	$8,630

Based on our intangible assets subject to amortization as of December 31, 2023, we expect that amortization of intangible assets for the succeeding five years will be as follows: 2024, $125 million; 2025, $113 million; 2026, $83 million; 2027, $47 million; and 2028, $13 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

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

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2023, we performed a qualitative assessment for 59 of our broadcast licenses and three of our reporting units. In 2022, we performed a qualitative assessment for 57 of our broadcast licenses and three of our reporting units.

As part of this qualitative assessment we evaluate the relative impact of factors that are specific to the reporting units as well as industry, regulatory and macroeconomic factors that could affect the significant inputs used to determine the fair value of the assets. We also consider the significance of the excess fair value over the carrying value reflected in prior quantitative assessments and the changes to the reporting units’ carrying value since the last impairment test.

If we conclude that it is more likely than not that a broadcast license or reporting unit is impaired, or if we elect not to perform the optional qualitative assessment, we perform the quantitative assessment which involves comparing the estimated fair value of the broadcast license or reporting unit to its respective carrying value.

For our annual broadcast licenses impairment test in 2023 and 2022, for those broadcast licenses that we deemed to qualify for qualitative assessment, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our assessments. For the remaining broadcast licenses, we elected to perform a quantitative assessment and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we utilize a discounted cash flow model assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2023 and 2022, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for one of our production company reporting units. We elected to perform a quantitative assessment for our broadcasting and remaining production company reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations.

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

During the years ended December 31, 2023, 2022 and 2021, we operated in two business segments, broadcasting and production companies. The broadcasting segment operates television stations in local markets in the United States. The production companies segment includes the production of television and event content. Costs identified as other are primarily corporate and administrative expenses. The following tables present our business segment information (in millions):

		Production
As of and for the Year ended December 31, 2023:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$3,195	$86	$-	$3,281
Operating expenses before depreciation, amortization, impairment and loss on disposal of assets, net:	2,268	115	112	2,495
Depreciation and amortization	322	13	4	339
Impairment of goodwill and other inangible assets	-	43	-	43
Loss on disposal of assets, net	18	3	-	21
Total operating expenses	2,608	174	116	2,898
Operating income (loss)	$587	$(88)	$(116)	$383

Interest expense	$-	$-	$440	$440
Capital expenditures (excluding business combinations)	$107	$240	$1	$348
Goodwill	$2,615	$28	$-	$2,643
Total assets	$9,897	$658	$85	$10,640

As of and for the Year ended December 31, 2022:

Revenue (less agency commissions)	$3,583	$93	$-	$3,676
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	2,165	83	104	2,352
Depreciation and amortization	321	12	3	336
Loss on disposal of assets, net	(2)	-	-	(2)
Total operating expenses	2,484	95	107	2,686
Operating income (loss)	$1,099	$(2)	$(107)	$990

Interest expense	$-	$-	$354	$354
Capital expenditures (excluding business combinations)	$163	$267	$6	$436
Goodwill	$2,618	$45	$-	$2,663
Total assets	$10,444	$535	$173	$11,152

As of and for the Year ended December 31, 2021:

Revenue (less agency commissions)	$2,340	$73	$-	$2,413
Operating expenses before depreciation, amortization and loss on disposal of assets, net:	1,548	62	159	1,769
Depreciation and amortization	206	12	3	221
Loss on disposal of assets, net	41	-	1	42
Operating expenses	1,795	74	163	2,032
Operating income (loss)	$545	$(1)	$(163)	$381

Interest expense	$-	$-	$205	$205
Capital expenditures (excluding business combinations)	$94	$110	$3	$207
Goodwill	$2,604	$45	$-	$2,649
Total assets	$10,592	$269	$247	$11,108

15.	Subsequent Events

Exchange of television stations. On February 1, 2024, we announced that we have entered into agreements with Marquee Broadcasting, Inc. (“Marquee”) to exchange television stations. Under the terms of the agreement, our television stations in the Cheyenne-Scottsbluff and Casper television markets (DMAs 194 and 198, respectively) are expected to be sold to Marquee in exchange for Marquee’s FCC permit authorizing the construction of new television station, that will be built in the Salt Lake City, Utah market (DMA 27), and will be known as KCBU. Neither party will pay additional cash or consideration to fulfill the terms of this exchange. The transactions are expected to close simultaneously in the second quarter of 2024 and are subject to the customary closing conditions and the receipt of regulatory and other approvals.

BMI Investment Proceeds. On February 8, 2024, we received $110 million in pre-tax cash proceeds from the closing of the previously announced sale of Broadcast Music, Inc. (“BMI”) to a shareholder group led by New Mountain Capital, LLC. $50 milllion of the net proceeds from the sale of BMI were used to pay in full the amount then outstanding under our Revolving Credit Facilty. We intend to use the remaining poceeds for general corporate purposes.

Amendment of Revolving Credit Facility. On February 16, 2024, Gray entered into a second amendment (the “Second Amendment”) to its Senior Credit Facility. The Second Amendment, among other things, (i) increases the aggregate commitments under the Gray’s existing $500 million Revolving Credit Facility by $125 million, resulting in aggregate commitments under the Revolving Credit Facility of $625 million and (ii) extends the maturity date of a $552.5 million tranche of the Revolving Credit Facility to December 31, 2027 (subject to a springing maturity in certain circumstances set forth in the Second Amendment), with a remaining non-extending tranche of the Revolving Credit Facility of $72.5 million maturing on December 1, 2026 (subject to a springing maturity in certain circumstances set forth in the Second Amendment). Except as modified by the Amendment, the existing terms of the Senior Credit Facility remain in effect.

Executive Update. On February 20, 2024, we announced that our Chief Financial Officer, Jim Ryan has notified us of his voluntary decision to transition into retirement after 2025. We also announced the hiring of Jeff Gignac, who currently serves as a Managing Director and Head of Media & Telecom Investment Banking at Wells Fargo Securities. Mr. Gignac will join us, initially as Executive Vice President, Finance, on April 1, 2024, and he will step into Mr. Ryan’s role as Executive Vice President, Chief Financial Officer on July 1, 2024.  Mr. Ryan will work closely with Mr. Gignac and our entire executive team until he retires at the end of 2025.

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

Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP (“RSM”), an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2023. RSM's report on our internal control over financial reporting is set forth in Item 8. of the Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2023) is incorporated herein by reference. In addition, the information set forth under "Information about our Executive Officers" in Part I of this Report is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the heading “Stock Ownership” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	587,168 (1)	$-	5,989,493 (2)

Equity compensation plans not approved by security holders	-	$-	-
Total	587,168		5,989,493

Class A Common Stock:
Equity compensation plans approved by security holders	-	$-	2,058,220 (2)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		2,058,220

(1)         Consists of shares of our common stock underlying our outstanding restricted stock units that are issuable under our 2022 EICP.

(2)         Consists of shares of our Class A common stock and common stock that are issuable under our 2022 EICP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, RSM US, LLP (PCAOB ID: 49), has presented their opinion under Item 8. of this annual report on Form 10-K. No other independent registered public accounting firm has rendered an opinion as part of this annual report.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2024” in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements and Financial Statement Schedules:

(1)	Financial Statements. See Part II, Item 8. for the index to financial statements.

(2)	Financial statement schedules: The following financial statement schedule of Gray Television, Inc. is included in Item 15(c): Schedule II – Valuation and qualifying accounts.

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

4.16

First Supplemental Indenture, dated as of December 1, 2021 by and among Gray Television, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 9, 2021 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

10.1

Third Restatement Agreement, dated as of December 1, 2021 by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders and agents party thereto. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.2

Fifth Amended and Restated Credit Agreement, dated as of December 1, 2021, by and among Gray Television, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.3

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of December 1, 2020, among Gray Television, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2023)

10. 4	Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of December 1, 2020, among Gray Television, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2024)

Exhibit Number	Description of Documents

10.5	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

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

10.13	Gray Television, Inc. 2022 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

Exhibit Number	Description of Documents

10.14	Offer letter, dated June 22, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)*

10.15	Receivables Purchase Agreement, dated as of February 23, 2023, by and among Gray AR, LLC, as seller, the persons from time to time party thereto as Purchasers (as defined therein), Wells Fargo Bank, N.A., as administrative agent, and Gray Television, Inc., in its individual capacity and as initial Master Servicer (as defined therein) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.16	Receivables Sale Agreement, dated as of February 23, 2023, among Gray Media Group, Inc., the various entities listed on schedule I thereto, Gray Television, Inc., and Gray AR, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.17	Performance Undertaking, dated as of February 23, 2023, by Gray Television, Inc., in favor of Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

21.1	Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Television, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15(a) (1) and (2).

GRAY TELEVISION, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a) (b)	Deductions (b)	Period

Year Ended December 31, 2023:
Allowance for doubtful accounts	$16	$21	$-	$(20)	$17
Valuation allowance for deferred tax assets	$10	$-	$(1)	$-	$9

Year Ended December 31, 2022:
Allowance for doubtful accounts	$16	$1	$-	$(1)	$16
Valuation allowance for deferred tax assets	$22	$-	$(12)	$-	$10

Year Ended December 31, 2021:
Allowance for doubtful accounts	$10	$4	$3	$(1)	$16
Valuation allowance for deferred tax assets	$15	$7	$-	$-	$22

(a)

The adjustment to the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards, as well as expiration of certain net operating loss carryforwards.

(b)	The adjustments to our allowance for doubtful accounts include adjustments related to our business combinations and write-offs of receivable balances not considered collectible.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Television, Inc.

Date: February 23, 2024	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2024	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Executive Chairman and Chief Executive Officer

Date: February 23, 2024	By	/s/ Donald P. LaPlatney
Donald P. LaPlatney, Director, President and Co-Chief Executive Officer

Date: February 23, 2024	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 23, 2024	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 23, 2024	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 23, 2024	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 23, 2024	By:	/s/ Paul H. McTear
Paul H. McTear, Director

Date: February 23, 2024	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 23, 2024	By:	/s/ Sterling A. Spainhour, Jr.
Sterling A Spainhour, Jr, Director

Date: February 23, 2024	By:	/s/ Lorraine McClain
Lorraine McClain, Director

Date: February 23, 2024	By:	/s/ James C. Ryan
James C. Ryan, Executive Vice President and
Chief Financial Officer

Date: February 23, 2024	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Senior Vice President and Chief Accounting Officer