Form 10-Q
period 2024-03-31
GRAY TELEVISION INC
filed 2024-05-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
90,294,783 shares outstanding as of May 3, 2024	8,842,764 shares outstanding as of May 3, 2024

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31,	December 31,
	2024	2023
Assets:
Current assets:
Cash	$134	$21
Accounts receivable, less allowance for credit losses of $16 and $17, respectively	362	342
Current portion of program broadcast rights, net	12	18
Income tax refunds receivable	21	21
Prepaid income taxes	14	18
Prepaid and other current assets	58	48
Total current assets	601	468

Property and equipment, net	1,590	1,601
Operating lease right of use asset	71	75
Broadcast licenses	5,320	5,320
Goodwill	2,643	2,643
Other intangible assets, net	384	415
Investment in broadcasting, production and technology companies	86	85
Deferred pension assets	18	17
Other	22	16
Total assets	$10,735	$10,640

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	March 31,	December 31,
	2024	2023
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$36	$23
Employee compensation and benefits	77	110
Accrued interest	93	63
Accrued network programming fees	39	37
Other accrued expenses	50	57
Federal and state income taxes	56	22
Current portion of program broadcast obligations	12	20
Deferred revenue	22	23
Dividends payable	14	14
Current portion of operating lease liabilities	10	11
Current portion of long-term debt	15	15
Total current liabilities	424	395

Long-term debt, less current portion and less deferred financing costs	6,139	6,145
Program broadcast obligations, less current portion	1	1
Deferred income taxes	1,353	1,359
Operating lease liabilities, less current portion	65	69
Other	53	50
Total liabilities	8,035	8,019

Commitments and contingencies (Note 9)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 110,636,360 shares and 107,179,827 shares, respectively, and outstanding 90,349,144 shares and 87,227,481 shares, respectively	1,187	1,174
Class A common stock, no par value; authorized 25,000,000 shares, issued 11,237,386 shares and 10,413,993 shares, respectively, and outstanding 8,842,764 shares and 8,162,266 shares, respectively	52	50
Retained earnings	1,151	1,084
Accumulated other comprehensive loss	(23)	(23)
	2,367	2,285
Treasury stock at cost, common stock, 20,287,216 shares and 19,952,346 shares, respectively	(284)	(282)
Treasury stock at cost, Class A common stock, 2,394,622 shares and 2,251,727 shares, respectively	(33)	(32)
Total stockholders’ equity	2,050	1,971
Total liabilities and stockholders’ equity	$10,735	$10,640

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended
	March 31,
	2024	2023

Revenue (less agency commissions)
Broadcasting	$799	$779
Production companies	24	22
Total revenue (less agency commissions)	823	801
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Broadcasting	583	555
Production companies	21	59
Corporate and administrative	28	26
Depreciation	36	35
Amortization of intangible assets	31	49
Loss on disposal of assets, net	-	10
Operating expenses	699	734
Operating income	124	67
Other income (expense):
Miscellaneous income (expense), net	110	(2)
Interest expense	(115)	(104)
Loss on early extinguishment of debt	-	(3)
Income (loss) before income taxes	119	(42)
Income tax expense (benefit)	31	(11)
Net income (loss)	88	(31)
Preferred stock dividends	13	13
Net income (loss) attributable to common stockholders	$75	$(44)

Basic per share information:
Net income (loss) attributable to common stockholders	$0.80	$(0.48)
Weighted average common shares outstanding	94	92

Diluted per share information:
Net income (loss) attributable to common stockholders	$0.79	$(0.48)
Weighted average common shares outstanding	95	92

Dividends declared per common share	$0.08	$0.08

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2024	2023

Net income (loss)	$88	$(31)

Other comprehensive loss:
Adjustment - fair value of interest rate caps	-	(15)
Income tax benefit	-	(4)
Other comprehensive loss, net	-	(11)

Comprehensive income (loss)	$88	$(42)

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2022	9,675,139	$45	105,104,057	$1,150	$1,242	(2,130,724)	$(31)	(19,636,786)	$(278)	$(12)	$2,116

Net loss	-	-	-	-	(31)	-	-	-	-	-	(31)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Adjustment to fair value of interest rate cap	-	-	-	-	-	-	-	-	-	(11)	(11)

Issuance of common stock:
401(k) Plan	-	-	819,898	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	25,022	-	12,227	-	-	(92,196)	(1)	(129,636)	(2)	-	(3)
Restricted stock unit awards	-	-	247,953	-	-	-	-	(80,622)	(1)	-	(1)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at March 31, 2023	9,700,161	$45	106,184,135	$1,161	$1,191	(2,222,920)	$(32)	(19,847,044)	$(281)	$(23)	$2,061

Balance at December 31, 2023	10,413,993	$50	107,179,827	$1,174	$1,084	(2,251,727)	$(32)	(19,952,346)	$(282)	$(23)	$1,971

Net income	-	-	-	-	88	-	-	-	-	-	88

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock:
401(k) Plan	-	-	1,765,444	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	823,393	-	1,126,296	-	-	(142,895)	(1)	(146,470)	(1)	-	(2)
Restricted stock unit awards	-	-	564,793	-	-	-	-	(188,400)	(1)	-	(1)

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at March 31, 2024	11,237,386	$52	110,636,360	$1,187	$1,151	(2,394,622)	$(33)	(20,287,216)	$(284)	$(23)	$2,050

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net income (loss)	$88	$(31)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36	35
Amortization of intangible assets	31	49
Amortization of deferred loan costs	3	4
Amortization of restricted stock awards	6	2
Amortization of program broadcast rights	7	10
Payments on program broadcast obligations	(8)	(11)
Deferred income taxes	(6)	8
Loss on disposal of assets, net	-	10
Gain on sale of investment	(110)	-
Loss on early extinguishment of debt	-	3
Other	(2)	5
Changes in operating assets and liabilities:
Accounts receivable, net	(20)	317
Income tax receivable or prepaid	4	(21)
Other current assets	(10)	9
Accounts payable	13	(15)
Employee compensation, benefits and pension cost	(33)	(34)
Accrued network fees and other expenses	5	41
Accrued interest	30	27
Income taxes payable	34	3
Deferred revenue	-	1
Net cash provided by operating activities	68	412

Investing activities
Purchases of property and equipment	(34)	(110)
Proceeds from asset sales	7	8
Proceeds from sale of investment	110	-
Reimbursement of development costs	-	11
Investments in broadcast, production and technology companies	(3)	(4)
Net cash provided by (used in) investing activities	80	(95)

Financing activities
Proceeds from borrowings on long-term debt	50	50
Repayments of borrowings on long-term debt	(54)	(349)
Payment of common stock dividends	(8)	(7)
Payment of preferred stock dividends	(13)	(13)
Deferred and other loan costs	(7)	-
Payment for taxes related to net share settlement of equity awards	(3)	(3)
Net cash used in financing activities	(35)	(322)
Net increase (decrease) in cash	113	(5)
Cash at beginning of period	21	61
Cash at end of period	$134	$56

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2023, which was derived from the Company’s audited financial statements as of December 31, 2023, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three-month periods ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Our financial condition as of, and operating results for the three-months ended March 31, 2024, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2024.

Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 114 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 79 markets with the top-rated television station and 102 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. We account for all material investments in which we have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous income (expense), net in our consolidated statements of operations. Investments are also increased by contributions made to and decreased by the distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous income (expense), net in our consolidated statements of operations. These investments are reported together as a non-current asset on our consolidated balance sheets.

BMI Investment Proceeds. On February 8, 2024, we received $110 million from the sale of our investment in Broadcast Music, Inc. (“BMI”). These proceeds are included in miscellaneous income (expense), net, in our condensed consolidated statement of operations.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ materially from these estimated amounts. Our most significant estimates are our allowance for credit losses in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, pension costs, income taxes, employee medical insurance claims, useful lives of property and equipment and contingencies.

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

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the three-months ended March 31, 2024 and 2023, respectively (in millions):

	Three Months Ended
	March 31,
	2024	2023

Weighted-average common shares outstanding-basic	94	92
Common stock equivalents for stock options and restricted stock	1	-
Weighted-average common shares outstanding-diluted	95	92

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of March 31, 2024 and December 31, 2023, consist of adjustments to our pension liability and changes in the fair value of our interest rate cap, each net of tax. Our comprehensive income (loss) for the three-months ended March 31, 2024 and 2023 consisted of our net income (loss) and recognition of the initial fair value adjustment related to our interest rate cap, and the related income tax benefit. As of March 31, 2024 and December 31, 2023 the balances were as follows (in millions):

	March 31,	December 31,
	2024	2023
Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(7)	$(7)
Adjustment to fair value of interest rate caps	(23)	(23)
Income tax benefit	(7)	(7)
Accumulated other comprehensive loss	$(23)	$(23)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	March 31,	December 31,	Useful Lives
	2024	2023	(in years)
Property and equipment:
Land	$366	$368
Buildings and improvements	873	868	7	to	40
Equipment	1,087	1,082	3	to	20
Construction in progress	94	81
	2,420	2,399
Accumulated depreciation	(830)	(798)
Total property and equipment, net	$1,590	$1,601

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During the first quarter of 2024 and 2023, we received a total of $5 million and $26 million, respectively, in cash proceeds from the CID. The following table lists the type of proceeds received (dollars in millions):

	Three Months Ended
	March 31,
	2024	2023

Proceeds from asset sold	$5	$6
Proceeds received in advance of asset sale	-	9
Total proceeds received for asset transfer to CID	5	15
Proceeds for reimbursement of development costs	-	11
Total proceeds received from CID	$5	$26

The following tables provide additional information related to loss on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Loss on disposal of assets, net:
Proceeds from disposal of assets	$(7)	$(8)
Net book value of assets disposed	7	9
Discount - Securitization Facility	-	9
Total	$-	$10

Purchase of property and equipment:
Recurring purchases - operations	$19	$19
Assembly Atlanta development	15	91
Total	$34	$110

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

The Securitization Facility is subject to interest charges, at the adjusted one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (100 basis points) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Servicing fee income recognized during the three-months ended March 31, 2023, was not material. The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

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

The amount sold to the Purchasers was $300 million at each of March 31, 2024 and December 31, 2023, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $307 million and $296 million at March 31, 2024 and December 31, 2023, respectively. Total receivables sold under the Securitization Facility were $607 million and $597 million in the three-months ended March 31, 2024 and 2023, respectively. Pursuant to the Securitization Facility, we recognized a charge of $9 million in the three-months ended March 31, 2023, and the charge recognized in the three-months ended March 31, 2024 was not material. These charges represented the discount on the accounts receivable balance transferred to the SPV. This discount is included in our loss on disposal of assets in our Consolidated Statements of Operations.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$17	$16
Provision for credit losses	-	15
Amounts written off	(1)	-
Ending balance	$16	$31

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our balance sheet as advertising deposit liabilities. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $13 million of revenue in the three-months ended March 31, 2024 that was included in the advertising deposit liability balance as of December 31, 2023. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	March 31,	December 31,
	2024	2023
Advertising deposit liabilities	$12	$13
Other deposit liabilities	10	10
Total deferred revenue	$22	$23

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended
	March 31,
	2024	2023
Market and service type:
Broadcast advertising:
Core advertising	$372	$357
Political	27	8
Total advertising	399	365
Retransmission consent	381	395
Production companies	24	22
Other	19	19
Total revenue	$823	$801

Sales Channel:
Direct	$556	$558
Advertising agency intermediary	267	243
Total revenue	$823	$801

3.	Long-term Debt

As of March 31, 2024 and December 31, 2023, long-term debt consisted of obligations under our 2019 Senior Credit Agreement (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	March 31,	December 31,
	2024	2023
Long-term debt:
2019 Senior Credit Agreement:
2019 Term Loan (matures January 2, 2026)	1,190	1,190
2021 Term Loan (matures December 1, 2028)	1,466	1,470
2026 Notes (matures July 15, 2026)	700	700
2027 Notes (matures May 15, 2027)	750	750
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal, including current portion	6,206	6,210
Unamortized deferred loan costs - 2019 Term Loan	(13)	(12)
Unamortized deferred loan costs - 2021 Term Loan	(4)	(4)
Unamortized deferred loan costs - 2024 Revolving Credit Facility	(6)	(2)
Unamortized deferred loan costs - 2026 Notes	(2)	(3)
Unamortized deferred loan costs - 2027 Notes	(5)	(6)
Unamortized deferred loan costs - 2030 Notes	(9)	(10)
Unamortized deferred loan costs - 2031 Notes	(14)	(14)
Unamortized premium - 2026 Notes	1	1
Less current portion	(15)	(15)
Long-term debt, less deferred financing costs	$6,139	$6,145

Borrowing availability under Revolving Credit Facility	$619	$494

Revolving Credit Facility. On February 16, 2024, we entered into a second amendment (the “Second Amendment”) of our Senior Credit Agreement. The Second Amendment, among other things, (i) increased the aggregate commitments under the existing $500 million Revolving Credit Facility by $125 million, resulting in aggregate commitments under the Revolving Credit Facility of $625 million and (ii) extended the maturity date of a $552.5 million tranche of the Revolving Credit Facility to December 31, 2027 (subject to a springing maturity in certain circumstances set forth in the Second Amendment), with a remaining non-extending tranche of the Revolving Credit Facility of $72.5 million maturing on December 1, 2026 (subject to a springing maturity in certain circumstances set forth in the Second Amendment). Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate, in each case, plus an applicable margin. Because of their relationship to the interest rate caps, described below, borrowings under the 2021 Term Loan and 2019 Term Loan bear interest at the 1-month SOFR rate, plus applicable margin. As of March 31, 2024, the interest rate on the balance outstanding under the 2021 Term Loan and the 2019 Term Loan were 8.4% and 7.9%, respectively.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. At March 31, 2024, the caps have a combined notional value of approximately $2.6 billion and mature on December 31, 2025. The interest rate caps protect the us against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of our variable-rate debt. We designated the interest rate caps as cash flow hedges of our risk of changes in cash flows attributable to changes in 1-month SOFR on our outstanding variable-rate debt in accordance with ASC 815.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2019 Term Loan and 2021 Term Loan to a maximum of 1-month Term SOFR of 4.97% and 5.015%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. At March 31, 2024, the recorded value of the asset was $21 million, net of accumulated amortization. At March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $23 million. We present the deferred premium, the asset, and the fair value of the derivative, net within other non-current liabilities in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $3 million and $1 million of amortization expense for the asset during the three-months ended March 31, 2024 and 2023, respectively, which is included as a component of cash flows from operating activities in our condensed consolidated statement of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. During the three-months ended March 31, 2024, we received $2 million of cash payments from the counterparties that we reclassified as reductions of interest expense from the interest rate caps in our condensed consolidated statement of operations. During the three-months ended March 31, 2023, SOFR was less than 4.97% and 5.015%, therefore, we did not receive any cash payments from the counterparties and, thus, we did not reclassify any amounts into interest expense from the interest rate caps in our condensed consolidated statement of operations.

For all of our interest bearing obligations, we made interest payments of approximately $75 million and $78 million during the three-months ended March 31, 2024 and 2023, respectively. During the three-months ended March 31, 2024 and 2023, respectively, we capitalized less than $1 million and $6 million and of interest payments related to the Assembly Atlanta project.

As of March 31, 2024, the aggregate minimum principal maturities of our long-term debt for the remainder of 2024 and the succeeding five years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Agreement	2026 Notes	2027 Notes	2030 Notes	2031 Notes	Total
Remainder of 2024	$11	$-	$-	$-	$-	$11
2025	15	-	-	-	-	15
2026	1,205	700	-	-	-	1,905
2027	15	-	750	-	-	765
2028	1,410	-	-	-	-	1,410
2029	-	-	-	-	-	-
Thereafter	-	-	-	800	1,300	2,100
Total	$2,656	$700	$750	$800	$1,300	$6,206

As of March 31, 2024, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. The 2019 Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of March 31, 2024 and December 31, 2023, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both March 31, 2024 and December 31, 2023.

At each of March 31, 2024 and December 31, 2023 the carrying amount of our long-term debt was $6.2 billion. The fair value of our long-term debt at March 31, 2024 and December 31, 2023 was $5.3 billion and $5.6 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

The fair value of our interest rate caps are based on observable estimates provided by the counterparties and, as such, are classified within Level 2 of the fair value hierarchy. At each of March 31, 2024 and December 31, 2023, the fair value of the interest caps was a liability of $23 million and is recorded as an other non-current liability in our condensed consolidated balance sheets.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 15, 2024 and 2023, payable on March 28, 2024 and March 31, 2023. The total dividend paid was $8 million and $7 million during the three-month periods ending March 31, 2024 and 2023, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of March 31, 2024, we had reserved 4 million shares and 1 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans. As of December 31, 2023, we had reserved 5 million shares and 2 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income (expense) in our statement of operations. During the three-months ended March 31, 2024 and 2023, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plan. During the remainder of 2024, we expect to contribute $4 million to this plan.

During the three-months ended March 31, 2024, we contributed $8 million in matching cash contributions, and shares of our common stock valued at approximately $9 million for our 2023 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2023 and accrued as of December 31, 2023. During the remainder of 2024, we expect to contribute approximately $28 million of matching cash contributions to this plan.

7.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plan is the 2022 Equity and Incentive Compensation Plan (the “2022 EICP”). Our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2024 and 2023, respectively (in millions).

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense, gross	$6	$2
Income tax benefit at our statutory rate associated with stock-based compensation	(2)	(1)
Stock-based compensation expense, net	$4	$1

All shares of common stock and Class A common stock underlying Restricted stock, restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2024 and 2023, respectively, is as follows:

	Three Months Ended March 31,
	2024		2023
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	1,467,936	$12.17	997,745	$20.62
Granted (1)	1,126,296	8.10	12,227	12.04
Vested	(307,276)	13.78	(257,355)	20.21
Outstanding - end of period	2,286,956	$9.95	752,617	$20.62

Restricted Class A common stock:
Outstanding - beginning of period	1,148,233	$12.37	677,238	$19.36
Granted (1)	823,393	8.25	25,022	13.30
Vested	(318,733)	13.17	(203,986)	18.76
Outstanding - end of period	1,652,893	$10.16	498,274	$19.30

Restricted stock units - common stock:
Outstanding - beginning of period	587,168	$11.50	274,145	$23.60
Granted	1,229,390	5.72	587,168	11.50
Vested	(564,793)	11.50	(247,953)	23.64
Forfeited	(22,375)	11.50	(26,192)	23.15
Outstanding - end of period	1,229,390	$5.72	587,168	$11.50

(1) For awards subject to future performance conditions, amounts assume target performance.

8.	Leases

As a Lessee. We determine if an arrangement is a lease at its inception. We lease land, facilities and equipment from third parties primarily through operating leases. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use (“ROU”) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components separately with only the lease component included in the calculation of the right of use asset and lease liability.

As of March 31, 2024, our operating leases for assets leased from third parties substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities for assets leased from third parties are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three-months ended March 31, 2024 and 2023.

As of March 31, 2024, the weighted average remaining term of our operating leases was 9 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.56%. The table below describes the nature of lease expense and classification of operating lease expense recognized in our operating expenses in the three-months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Lease expense
Operating lease expense	$4	$4
Short-term lease expense	1	1
Total lease expense	$5	$5

The maturities of operating lease liabilities as of March 31, 2024, for the remainder of 2024 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2024	$11
2025	14
2026	12
2027	11
2028	8
Thereafter	45
Total lease payments	101
Less: Imputed interest	(26)
Present value of lease liabilities	$75

As a Lessor. We lease or sublease our owned or leased production facilities, land, towers and office space through operating leases with third parties. Payments received associated with these leases consist of fixed and variable payments. Fixed payments are received for the rental of space including fixed rate rent escalations over the applicable term of the lease agreements. Variable payments are received for short-term rental of space, variable rent escalations and reimbursement of operating costs related to the asset leased or subleased.

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 15 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets.  The deferred rent receivable balance was $7 million and $6 million as of March 31, 2024 and December 31, 2023, respectively.  We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three-months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Operating lease revenue:
Fixed lease revenue	$5	$-
Variable lease revenue	4	4
Total operating lease revenue	$9	$4

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2024 (in millions):

Year ending December 31,
Remainder of 2024	$14
2025	19
2026	20
2027	20
2028	20
Thereafter	229
Total lease receipts	$322

9.	Commitments and Contingencies

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

10.	Goodwill and Intangible Assets

As of March 31, 2024 and December 31, 2023, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2024			As of December 31, 2023
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,374	$(54)	$5,320	$5,374	$(54)	$5,320
Goodwill	2,643	-	2,643	2,643	-	2,643
	$8,017	$(54)	$7,963	$8,017	$(54)	$7,963

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(134)	$82	$216	$(126)	$90
Other finite-lived intangible assets	992	(690)	302	992	(667)	325
	$1,208	$(824)	$384	$1,208	$(793)	$415

Total intangible assets	$9,225	$(878)	$8,347	$9,225	$(847)	$8,378

Amortization expense for the three-months ended March 31, 2024 and 2023 was $31 million and $49 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2024 will be approximately $93 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2025, $113 million; 2026, $83 million; 2027, $47 million; 2028, $13 million; and 2029, $3 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

11.	Income Taxes

For the three-months ended March 31, 2024 and 2023, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Income tax expense (benefit)	$31	$(11)
Effective income tax rate	26%	26%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the three-months ended March 31, 2024, these estimates increased our statutory Federal income tax rate to our effective income tax rate of 26% as follows: state income taxes that added 4%; permanent differences added 1%; restricted stock differences resulted in an increase of 2% and changes in our reserves for uncertain tax positions resulted in a decrease of 2%. For the three-months ended March 31, 2023, these estimates increased or increased our statutory Federal income tax rate to our effective income tax rate of 26% as a result of state income taxes that added 5%.

During the first quarter of 2024, we made no material federal or state income tax payments. During the remainder of 2024, we anticipate making income tax payments within a range of $195 million to $215 million. As of March 31, 2024, we have an aggregate of approximately $282 million of various state operating loss carryforwards, of which we expect that approximately $201 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in a refund of $23 million, including interest, that was collected in the second quarter of 2024.

12.	Segment information

The Company operates in two business segments: broadcasting and production companies. The broadcasting segment operates television stations in local markets in the U.S. The production companies segment includes production facilities and the production of television and event content. Costs identified as other are primarily corporate and administrative expenses. The following tables present certain financial information concerning the Company’s operating segments (in millions):

		Production
As of and for the three months ended March 31, 2024:	Broadcast	Companies	Other	Consolidated

Revenue (less agency commissions)	$799	$24	$-	$823
Operating expenses before depreciation, amortization and gain on disposal of assets, net	583	21	28	632
Depreciation and amortization	62	4	1	67
Operating expenses	645	25	29	699
Operating income (loss)	$154	$(1)	$(29)	$124

Interest expense	$-	$-	$115	$115
Capital expenditures (excluding business combinations)	$19	$15	$-	$34
Goodwill	$2,615	$28	$-	$2,643
Total Assets	$9,850	$683	$202	$10,735

For the three months ended March 31, 2023:

Revenue (less agency commissions)	$779	$22	$-	$801
Operating expenses before depreciation, amortization and gain on disposal of assets, net	555	59	26	640
Depreciation and amortization	80	3	1	84
Loss on disposal of assets, net	9	1	-	10
Operating expenses	644	63	27	734
Operating income (loss)	$135	$(41)	$(27)	$67

Interest expense	$-	$-	$104	$104
Capital expenditures (excluding business combinations)	$19	$91	$-	$110

As of December 31, 2023:

Goodwill	$2,615	$28	$-	$2,643
Total Assets	$9,897	$658	$85	$10,640

13.	Subsequent event

On May 6, 2024, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness through December 31, 2025. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia.  We are the nation’s largest owner of top-rated local television stations and digital assets.  Our television stations serve 114 television markets that collectively reach approximately 36 percent of US television households.  This portfolio includes 79 markets with the top-rated television station and 102 markets with the first and/or second highest rated television station.  We also own video program companies Raycom Sports, Tupelo Media Group, PowerNation Studios, as well as the studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the three-months ended March 31, 2024 and 2023, we generated revenue of $823 million and $801 million, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the three-months ended March 31, 2024 and 2023 approximately 28% and 27%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During each of the three-months ended March 31, 2024 and 2023 approximately 19% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended March 31,
	2024		2023
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$372	45%	$357	45%
Political	27	3%	8	1%
Retransmission consent	381	46%	395	49%
Production companies	24	3%	22	3%
Other	19	3%	19	2%
Total	$823	100%	$801	100%

Results of Operations

Three-Months Ended March 31, 2024 (“the 2024 three-month period”) Compared to Three-Months Ended March 31, 2023 (“the 2023 three-month period”)

Revenue. Total revenue increased $22 million, or 3%, to $823 million in the 2024 three-month period. During the 2024 three-month period:

●

Core advertising revenue increased by $15 million. In the 2024 three-month period, we earned approximately $18 million of net revenue from the broadcast of the Super Bowl on our 54 CBS channels compared to an aggregate of $6 million of net revenue relating to the broadcast of the Super Bowl on our 27 FOX channels during the 2023 three-month period.

●	Political advertising revenue increased by $19 million, resulting primarily from 2024 being the “on-year” of the two-year election cycle.
●	Retransmission consent revenue decreased by $14 million due to the net effect of a decrease in subscriptions offset, in part, by an increase in rates.
●

Production company revenue increased by $2 million in the 2024 three-month period due to the start-up of our operations at Assembly Atlanta offset, in part, by decreases in revenue at our event production businesses.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $28 million, or 5%, to $583 million in the 2024 three-month period:

●

Payroll broadcasting expenses increased by $20 million in the 2024 three-month period as a result of filling a large portion of our open staff positions and routine increases in compensation. Non-cash stock-based compensation was $1 million in the 2024 three-month period.

●	Non-payroll broadcasting expenses increased by $7 million primarily because of increases in sports programming expenses partially offset by decreases in syndicated film expenses.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets) were $21 million in the 2024 three-month period, a decrease of $38 million compared to $59 million in the 2023 three-month period. In the 2023 three-month period, production company operating expenses included a $17 million allowance for credit losses related to the bankruptcy of Diamond Sports Group, LLC (“Diamond”), a counterparty in contracts with us and an $18 million charge to settle litigation related to the Assembly Atlanta project.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $2 million to $28 million in the 2024 three-month period. These increases were primarily the result of increases in non-cash stock-based compensation expenses of $5 million in the 2024 three-month period, compared to $2 million in the 2023 three-month period, partially offset by decreases in legal and professional expenses.

Depreciation. Depreciation of property and equipment totaled $36 million for the 2024 three-month period and $35 million for the 2023 three-month period.

Amortization. Amortization of intangible assets totaled $31 million in the 2024 three-month period and $49 million in the 2023 three-month period.The decrease in amortization expense of $18 million was the result of finite-lived intangible assets becoming fully amortized and the impairment of certain finite-lived intangible assets related to the bankruptcy of Diamond in 2023.

Loss on Disposal of Assets, Net. In the 2024 three-month period the loss on disposal of assets, net was not material. In the 2023 three-month period, the loss on disposal of assets was $10 million, and included a charge related to our accounts receivable securitization totaling $9 million, representing the initial discount recognized on the accounts receivable balance transferred to the SPV upon the implementation of the accounts receivable securitization facility. We expect that the amount initially recognized will eventually be reversed at the conclusion of the facility.

Miscellaneous Income (Expense), Net. On February 8, 2024, we recorded a gain of $110 million from the sale of our investment in BMI.

Interest Expense. Interest expense increased $11 million to $115 million for the 2024 three-month period compared to $104 million in the 2023 three-month period. This increase was primarily attributable to increases in interest rates on our floating rate 2019 Senior Credit Agreement to 8.2% in the 2024 three-month period compared to 7.3% in the 2023 three-month period. Our average outstanding total long-term debt balance was $6.2 billion and $6.4 billion during the 2024 and 2023 three-month periods, respectively. Interest expense in the 2024 and 2023 three-month periods also included $3 million and $1 million, respectively, related to the non-cash amortization of fees for our interest rate cap agreement. Interest expense in the 2024 and 2023 three-month periods included $5 million and $2 million, respectively, related to the amount outstanding under the Securitization Facility representing the amount outstanding under the facility at the one-month SOFR rate plus 1%.

Loss on Early Extinguishment of debt. During the 2024 three-month period, loss on early extinguishment of debt was not material. During the 2023 three-month period, we repaid in full the $295 million balance of the 2017 Term Loan under our 2019 Senior Credit Agreement. As a result, we recorded a loss on early extinguishment of debt of $3 million, representing the unamortized balance of the related deferred financing costs of that loan.

Income tax Expense (Benefit). During the 2024 three-month period, we recognized income tax expense of $31 million. During the 2023 three-month period, we recognized income tax benefit of $11 million. For the 2024 three-month period and the 2023 three-month period, our effective income tax rate was 26% in each period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2024 three-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of 26% as follows: state income taxes that added 4%; permanent differences added 1%; restricted stock differences resulted in an increase of 2% and changes in our reserves for uncertain tax positions resulted in a decrease of 2%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$68	$412
Net cash provided by (used in) investing activities	80	(95)
Net cash used in financing activities	(35)	(322)
Net increase (decrease) in cash	$113	$(5)

	As of
	March 31,	December 31,
	2024	2023
Cash	$134	$21
Long-term debt, including current portion, less deferred financing costs	$6,154	$6,160
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under the Revolving Credit Facility	$619	$494

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $68 million in the 2024 three-month period compared to net cash provided by operating activities of $412 million in the 2023 three-month period. The decrease of $344 million was primarily the result of $305 million of cash provided from the sale of accounts receivable under our Securitization Facility in the 2023 three-month period, offset by an increase in net income of $119 million, excluding changes in non-cash charges of $48 million and the gain of $110 million from the sale of our investment in BMI.

Net cash provided by investing activities was $80 million in the 2024 three-month period compared to net cash used in investing activities of $95 million in the 2023 three-month period. The net increase was largely due to decreased purchases of property and equipment and the proceeds received from the sale of our investment in BMI in the 2024 three-month period compared to the 2023 three-month period.

Net cash used in financing activities was approximately $35 million in the 2024 three-month period compared to $322 million in the 2023 three-month period. The decrease was primarily due to the use, in the 2023 three-month period, of the net amount of $299 million of cash to repay $4 million of the amount outstanding under our 2021 Term Loan and to repay the $295 million balance of our 2017 Term Loan under our 2019 Senior Credit Agreement. In the 2024 three-month period we used the net amount of $4 million to repay a portion of the amount outstanding under our 2021 Term Loan.

Liquidity. We estimate that we will make approximately $438 million in debt interest payments over the twelve months immediately following March 31, 2024.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the 2019 Senior Credit Agreement (or any such other credit agreement as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the 2019 Senior Credit Agreement (or any such other credit agreement) will be sufficient to fund our future capital expenditures and long-term debt service obligations until at least January 2, 2026, which is the maturity date of the 2019 Term Loan under the 2019 Senior Credit Agreement.

“Collateral, Covenants and Restrictions of our credit agreements”. Our obligations under the 2019 Senior Credit Agreement are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the 2019 Senior Credit Agreement. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the  2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Agreement. As of March 31, 2024 and December 31, 2023, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for financing transactions of their nature. As of March 31, 2024 and December 31, 2023, we were in compliance with all required covenants under all of our debt obligations.”

In addition to results prepared in accordance with GAAP, “Leverage Ratio Denominator” is a metric that management uses to calculate our compliance with our financial covenants in our indebtedness agreements. This metric is calculated as specified in  our Senior Credit Agreement and is a significant measure that represents the denominator of a formula used to calculate compliance with material financial covenants within the Senior Credit Agreement that govern our ability to incur indebtedness, incur liens, make investments and make restricted payments, among other limitations usual and customary for credit agreements of this type.  Accordingly, management believes this metric is a very material metric to our debt and equity investors.

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on April 1, 2022. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

Our “Adjusted Total Indebtedness”, “First Lien Adjusted Total Indebtedness” and “Secured Adjusted Total Indebtedness”, in each case “Net of All Cash”, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our Senior Credit Agreement, less all cash (excluding restricted cash) for the applicable amount of indebtedness.

Below is a calculation of our “Leverage Ratio”, “First Lien Leverage Ratio” and “Total Secured Leverage Ratio” as defined in our Senior Credit Agreement as of March 31, 2024:

Eight Quarters Ended
March 31, 2024
(in millions)

Net income	$405
Adjustments to reconcile from net income to Leverage Ratio Denominator as defined in our Senior Credit Agreement:
Depreciation	279
Amortization of intangible assets	381
Non-cash stock-based compensation	42
Non-cash 401(k) expense	19
Loss on disposal of assets, net	22
Gain on disposal of investment, not in the ordinary course	(110)
Interest expense	830
Loss on early extinguishment of debt	3
Income tax expense	163
Impairment of investments, goodwill and other intangible assets	90
Amortization of program broadcast rights	79
Payments for program broadcast rights	(81)
Pension gain	(5)
Contributions to pension plans	(7)
Adjustments for unrestricted subsidiaries	42
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	(2)
Transaction Related Expenses	6
Other	1
Total eight quarters ended March 31, 2024	$2,157
Leverage Ratio Denominator (total eight quarters ended March 31, 2024, divided by 2)	$1,079

March 31, 2024
(dollars in millions)
Total outstanding principal, including current portion	$6,206
Letters of credit outstanding	6
Cash	(134)
Adjusted Total Indebtedness, Net of All Cash	$6,078
Leverage Ratio (maximum permitted incurrence of indebtedness is 7.00 to 1.00)	5.63

Total first lien outstanding principal	$2,656
Cash	(134)
First Lien Adjusted Total Indebtedness, Net of All Cash	$2,522
First Lien Leverage Ratio (maximum permitted incurrence of indebtedness is 4.00 to 1.00) (a)	2.34

Secured Adjusted Total Indebtedness	$2,656
Cash	(134)
Secured Adjusted Total Indebtedness, Net of All Cash	$2,522
Secured Leverage Ratio (maximum permitted incurrence of indebtedness is 5.50 to 1.00)	2.34

(a) At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.

Debt. As of March 31, 2024, long-term debt consisted of obligations under our 2019 Senior Credit Agreement, our $700 million in aggregate principal amount of senior notes due 2026, our $750 million in aggregate principal amount of senior notes due 2027, our $800 million in aggregate principal amount of senior notes due 2030 and our $1.3 billion in aggregate principal amount of senior notes due 2031. As of March 31, 2024, the 2019 Senior Credit Agreement provided total commitments of $3.3 billion, consisting of a $1.2 billion term loan facility, a $1.5 billion term loan facility and $619 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at March 31, 2024.

Capital Expenditures. Excluding capital expenditures related to Assembly Atlanta, we currently expect that our routine capital expenditures will be in a range of approximately $96 million to $101 million for the remainder of 2024. In addition, we currently expect that a portion of our Assembly Atlanta capital expenditures will be offset by proceeds from Assembly Atlanta CID incentive payments during the remainder of 2024. More specifically, we currently expect that our Assembly Atlanta construction expenditures will be approximately $33 million, offset by proceeds from Assembly Atlanta CID incentive payments that we expect will be approximately $28 million for the remainder 2024. We can give no assurances of the actual proceeds to be received in the future from incentive payments, nor the timing of any such proceeds.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the first quarter of 2024, we made no material federal or state income tax payments. During the remainder of 2024, we anticipate making income tax payments within a range of $195 million to $215 million. As of March 31, 2024, we have an aggregate of approximately $282 million of various state operating loss carryforwards, of which we expect that approximately $201 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During 2020, we carried back certain net operating losses resulting in a refund of $23 million, including interest, that was collected in the second quarter of 2024.

During the 2024 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2024, we expect to contribute $4 million to this pension plan.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets and income taxes to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2023 Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2024 has not materially changed since December 31, 2023. Our market risk profile on December 31, 2023 is disclosed in our 2023 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, see Note 9 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 5.  Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

Item 6.  Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

10.1

Second Amendment to Credit Agreement, dated as of February 16, 2024, among Gray Television, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2024)

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: May 7, 2024	By:	/s/ James C. Ryan
James C. Ryan
Executive Vice President and Chief Financial Officer