Form 10-Q
period 2024-06-30
GRAY TELEVISION INC
filed 2024-08-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2024 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission file number: 1-13796

Gray Television, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-0285030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 Peachtree Road, NE, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
90,824,445 shares outstanding as of August 2, 2024	8,842,764 shares outstanding as of August 2, 2024

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30,	December 31,
	2024	2023
Assets:
Current assets:
Cash	$75	$21
Accounts receivable, less allowance for credit losses of $16 and $17, respectively	344	342
Current portion of program broadcast rights, net	5	18
Income tax refunds receivable	-	21
Prepaid income taxes	65	18
Prepaid and other current assets	49	48
Total current assets	538	468

Property and equipment, net	1,582	1,601
Operating leases right of use asset	70	75
Broadcast licenses	5,320	5,320
Goodwill	2,643	2,643
Other intangible assets, net	352	415
Investments in broadcasting and technology companies	86	85
Deferred pension assets	19	17
Other	24	16
Total assets	$10,634	$10,640

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	June 30,	December 31,
	2024	2023
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$32	$23
Employee compensation and benefits	85	110
Accrued interest	49	63
Accrued network programming fees	39	37
Other accrued expenses	49	57
Federal and state income taxes	11	22
Current portion of program broadcast obligations	5	20
Deferred revenue	23	23
Dividends payable	15	14
Current portion of operating lease liabilities	10	11
Current portion of long-term debt	13	15
Total current liabilities	331	395

Long-term debt, less current portion and deferred financing costs	6,125	6,145
Program broadcast obligations, less current portion	1	1
Deferred income taxes	1,349	1,359
Operating lease liabilities, less current portion	64	69
Other	59	50
Total liabilities	7,929	8,019

Commitments and contingencies (Note 9)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 111,166,022 shares and 107,179,827 shares, respectively, and outstanding 90,824,445 shares and 87,227,481 shares, respectively	1,191	1,174
Class A common stock, no par value; authorized 25,000,000 shares, issued 11,237,386 shares and 10,413,993 shares, respectively, and outstanding 8,842,764 shares and 8,162,266 shares, respectively	54	50
Retained earnings	1,152	1,084
Accumulated other comprehensive loss, net of income tax benefit	(25)	(23)
	2,372	2,285
Treasury stock at cost, common stock, 20,341,577 shares and 19,952,346 shares, respectively	(284)	(282)
Treasury stock at cost, Class A common stock, 2,394,622 shares and 2,251,727 shares, respectively	(33)	(32)
Total stockholders’ equity	2,055	1,971
Total liabilities and stockholders’ equity	$10,634	$10,640

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue (less agency commissions):
Broadcasting	$808	$801	$1,607	$1,580
Production companies	18	12	42	34
Total revenue (less agency commissions)	826	813	1,649	1,614
Operating expenses before depreciation, amortization and gain on disposal of assets, net:
Broadcasting	565	552	1,148	1,107
Production companies	14	11	35	70
Corporate and administrative	28	30	56	56
Depreciation	36	35	72	70
Amortization of intangible assets	32	50	63	99
(Gain) loss on disposal of assets, net	(1)	16	(1)	26
Operating expenses	674	694	1,373	1,428
Operating income	152	119	276	186
Other income (expense):
Miscellaneous income (expense), net	2	(1)	112	(3)
Interest expense	(118)	(109)	(233)	(213)
Loss from early extinguishment of debt	(7)	-	(7)	(3)
Income (loss) before income taxes	29	9	148	(33)
Income tax expense (benefit)	7	5	38	(6)
Net income (loss)	22	4	110	(27)
Preferred stock dividends	13	13	26	26
Net income (loss) attributable to common stockholders	$9	$(9)	$84	$(53)

Basic per share information:
Net income (loss) attributable to common stockholders	$0.09	$(0.10)	$0.89	$(0.58)
Weighted-average shares outstanding	95	93	94	92

Diluted per share information:
Net income (loss) attributable to common stockholders	$0.09	$(0.10)	$0.88	$(0.58)
Weighted-average shares outstanding	96	93	95	92

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income (loss)	$22	$4	$110	$(27)

Other comprehensive (loss) income:
Adjustment - fair value of interest rate caps	(3)	11	(3)	(4)
Income tax (benefit) expense	(1)	3	(1)	(1)
Other comprehensive (loss) income, net	(2)	8	(2)	(3)

Comprehensive income (loss)	$20	$12	$108	$(30)

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)
										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2022	9,675,139	$45	105,104,057	$1,150	$1,242	(2,130,724)	$(31)	(19,636,786)	$(278)	$(12)	$2,116

Net loss	-	-	-	-	(31)	-	-	-	-	-	(31)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Adjustment to fair value of interest rate cap, net of tax										(11)	(11)

Issuance of common stock:
401(k) Plan	-	-	819,898	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	25,022	-	12,227	-	-	(92,196)	(1)	(129,636)	(2)	-	(3)
Restricted stock unit awards	-	-	247,953	-	-	-	-	(80,622)	(1)	-	(1)

Stock-based compensation	-	-	-	2	-	-	-	-	-	-	2

Balance at March 31, 2023	9,700,161	$45	106,184,135	$1,161	$1,191	(2,222,920)	$(32)	(19,847,044)	$(281)	$(23)	$2,061

Net income	-	-	-	-	4	-	-	-	-	-	4

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(7)	-	-	-	-	-	(7)

Adjustment to fair value of interest rate cap, net of tax										8	8

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	713,832	-	995,692	-	-	-	-	(69,028)	-	-	-

Repurchase of common stock								-	-		-

Stock-based compensation	-		-	7	-	-	-	-	-	-	7

Balance at June 30, 2023	10,413,993	$45	107,179,827	$1,168	$1,175	(2,222,920)	$(32)	(19,916,072)	$(281)	$(15)	$2,060
.

Balance at December 31, 2023	10,413,993	$50	107,179,827	$1,174	$1,084	(2,251,727)	$(32)	(19,952,346)	$(282)	$(23)	$1,971

Net income	-	-	-	-	88	-	-	-	-	-	88

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock:
401(k) Plan	-	-	1,765,444	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	823,393	-	1,126,296	-	-	(142,895)	(1)	(146,470)	(1)	-	(2)
Restricted stock unit awards	-	-	564,793	-	-	-	-	(188,400)	(1)	-	(1)

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at March 31, 2024	11,237,386	$52	110,636,360	$1,187	$1,151	(2,394,622)	$(33)	(20,287,216)	$(284)	$(23)	$2,050

Net income	-	-	-	-	22	-	-	-	-	-	22

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(2)	(2)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	529,662	-	-	-	-	(54,361)	-	-	-

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at June 30, 2024	11,237,386	$54	111,166,022	$1,191	$1,152	(2,394,622)	$(33)	(20,341,577)	$(284)	$(25)	$2,055

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income (loss)	$110	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72	70
Amortization of intangible assets	63	99
Amortization of deferred loan costs	7	7
Amortization of restricted stock awards	12	9
Amortization of program broadcast rights	13	20
Payments on program broadcast obligations	(15)	(21)
Deferred income taxes	(10)	(6)
(Gain) loss on disposal of assets, net	(1)	26
Gain on sale of investment	(110)	-
Loss from early extinguishment of debt	7	3
Other	1	11
Changes in operating assets and liabilities:
Accounts receivable, net	(1)	321
Income tax receivable or prepaid	(26)	(24)
Other current assets	(1)	4
Accounts payable	8	(21)
Employee compensation, benefits and pension cost	(25)	(27)
Accrued network fees and other expenses	7	16
Accrued interest	(14)	2
Income taxes payable	(11)	(3)
Net cash provided by operating activities	86	459

Investing activities:
Acquisitions of television businesses and licenses, net of cash acquired	-	(6)
Proceeds from sale of television station	-	6
Purchases of property and equipment	(63)	(213)
Proceeds from asset sales	7	22
Proceeds from sale of investment	110	-
Reimbursement of development costs	-	11
Investment in broadcast, production and technology companies	(4)	(7)
Net cash provided by (used in) investing activities	50	(187)

Financing activities:
Proceeds from borrowings on long-term debt	2,025	150
Repayments of borrowings on long-term debt	(2,015)	(403)
Payment of common stock dividends	(16)	(14)
Payment of preferred stock dividends	(26)	(26)
Deferred and other loan costs	(47)	-
Payment of taxes related to net share settlement of equity awards	(3)	(4)
Net cash used in financing activities	(82)	(297)
Net increase (decrease) in cash	54	(25)
Cash at beginning of period	21	61
Cash at end of period	$75	$36

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray Media,” “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2023, which was derived from the Company’s audited financial statements as of December 31, 2023, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six month periods ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Our financial condition as of, and operating results for the three and six-months ended June 30, 2024, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2024.

Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 113 television markets that collectively reach approximately 36 percent of US television households. The portfolio includes 77 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station, as well as the largest Telemundo Affiliate group with 43 markets totaling nearly 1.5 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios. Gray also owns a majority interest in Swirl Films.

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. We account for all material investments in which we have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous expense, net in our consolidated statements of operations. Investments are also increased by contributions made to, and decreased by the distributions from, the investee. We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

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

BMI Investment Proceeds. On February 8, 2024, we received $110 million from the sale of our investment in Broadcast Music, Inc. (“BMI”). These proceeds are included in miscellaneous income (expense), net, in our condensed consolidated statement of operations for the six-month period ended June 30, 2024.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2024 and 2023, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Weighted-average shares outstanding-basic	95	93	94	92
Common stock equivalents for restricted shares	1	-	1	-
Weighted-average shares outstanding-diluted	96	93	95	92

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of June 30, 2024 and December 31, 2023, consist of adjustments to our pension liability and changes in the fair value of our interest rate caps, each net of tax. Our comprehensive income for the six-months ended June 30, 2024 and 2023 consisted of our net income and recognition of the fair value adjustment related to our interest rate caps, and the related income tax benefit. As of June 30, 2024 and December 31, 2023 the balances were as follows (in millions):

	June 30,	December 31,
	2024	2023

Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(7)	$(7)
Adjustment to fair value of interest rate caps	(26)	(23)
Income tax benefit	(8)	(7)
Accumulated other comprehensive loss	$(25)	$(23)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	June 30,	December 31,	Useful Lives
	2024	2023	(in years)
Property and equipment:
Land	$381	$368
Buildings and improvements	893	868	7	to	40
Equipment	1,089	1,082	3	to	20
Construction in progress	73	81
	2,436	2,399
Accumulated depreciation	(854)	(798)
Total property and equipment, net	$1,582	$1,601

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During the three and six-month periods ended June 30, 2024 and 2023, we received cash proceeds from the CID. The following table lists the type of proceeds received (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Proceeds from asset sold	$-	$-	$-	$-
Proceeds received in advance of asset sale	-	-	-	9
Total proceeds received for asset transfer to CID	-	-	-	9
Proceeds for reimbursement of development costs	1	12	6	29
Total proceeds received from CID	$1	$12	$6	$38

The following tables provide additional information related to loss on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Loss (gain) on disposal of assets, net:
Proceeds from sale of fixed assets	$-	$(14)	$(7)	$(22)
Net book value of assets disposed	(1)	16	6	25
Non-cash loss on divestiture	-	14	-	14
Discount - Securitization Facility	-	(1)	-	8
Other	-	1	-	1
Total	$(1)	$16	$(1)	$26

Purchase of property and equipment:
Recurring purchases - operations			$41	$45
Assembly Atlanta development			22	168
Total			$63	$213

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

The Securitization Facility is subject to interest charges, at the adjusted one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (100 basis points) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Servicing fee income recognized during the six-months ended June 30, 2024 and 2023, was $3 million and $2 million, respectively. The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

The proceeds of the Securitization Facility are classified as operating activities in our condensed consolidated statements of cash flows. Cash received from collections of Sold Receivables is used by the SPV to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection.

The amount sold to the Purchasers was $300 million at each of June 30, 2024 and December 31, 2023, which was derecognized from the condensed consolidated balance sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $297 million and $296 million at June 30, 2024 and December 31, 2023, respectively. Total receivables sold under the Securitization Facility were $597 million and $577 million in the six-months ended June 30, 2024 and 2023, respectively. Pursuant to the Securitization Facility, we recognized a charge of $9 million in the six-months ended June 30, 2023, and the charge recognized in the six-months ended June 30, 2024 was not material. These charges represented the discount on the accounts receivable balance transferred to the SPV. This discount is included in our loss on disposal of assets in our condensed consolidated statements of operations.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$17	$16
Provision for credit losses	-	17
Amounts written off	(1)	(1)
Ending balance	$16	$32

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

In June 2024, the FASB voted to require publicly traded businesses to provide additional disclosures about their operations in the notes to their financial statements. The purpose of this amendment was to provide more information about the cost of goods sold and selling, general and administrative expenses for companies. We expect that this action will be formally published in an ASU later in 2024. This ASU is expected to be effective for annual periods beginning after December 15, 2026, and quarterly periods thereafter. Currently we do not expect that the implementation of these changes will have a material effect on our financial statements.

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our balance sheet as advertising deposit liabilities. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $13 million of revenue in the six-months ended June 30, 2024 that was included in the advertising deposit liability balance as of December 31, 2023. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	June 30,	December 31,
	2024	2023
Advertising deposit liabilities	$13	$13
Other deposit liabilities	10	10
Total deferred revenue	$23	$23

Disaggregation of Revenue. Revenue from our production companies segment, is generated through our direct sales channel. Revenue from our broadcast and other segment, is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Market and service type:
Broadcast advertising:
Core advertising	$373	$379	$745	$736
Political	47	12	74	20
Total advertising	420	391	819	756
Retransmission consent	371	394	752	789
Production companies	18	12	42	34
Other	17	16	36	35
Total revenue	$826	$813	$1,649	$1,614

Sales channel:
Direct	$551	$559	$1,107	$1,117
Advertising agency intermediary	275	254	542	497
Total revenue	$826	$813	$1,649	$1,614

3.	Long-term Debt

As of June 30, 2024 and December 31, 2023, long-term debt consisted of obligations under our Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 10.5% senior notes due 2029 (the “2029 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	June 30,	December 31,
	2024	2023
Long-term debt :
Senior Credit Facility:
2019 Term Loan (matures January 2, 2026)	$-	$1,190
2021 Term Loan (matures December 1, 2028)	1,455	1,470
2024 Term Loan (matures June 4, 2029)	500	-
Revolving Credit Facility (matures December 31, 2027)	200	-
2026 Notes (matures July 15, 2026)	10	700
2027 Notes (matures May 15, 2027)	700	750
2029 Notes (matures July 15, 2029)	1,250	-
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal, including current portion	6,215	6,210
Unamortized deferred loan costs - Senior Credit Facility	(36)	(18)
Unamortized deferred loan costs - 2026 Notes	-	(3)
Unamortized deferred loan costs - 2027 Notes	(5)	(6)
Unamortized deferred loan costs - 2029 Notes	(14)	-
Unamortized deferred loan costs - 2030 Notes	(9)	(10)
Unamortized deferred loan costs - 2031 Notes	(13)	(14)
Unamortized premium - 2026 Notes	-	1
Less current portion	(13)	(15)
Long-term debt, less current portion and deferred financing costs	$6,125	$6,145

Borrowing availability under Revolving Credit Facility	$474	$494

2024 Refinancing Activities. On June 3, 2024, we issued $1.25 billion in aggregate principal amount of 10.5% Senior Secured First Lien Notes due 2029 (the “2029 Notes”) pursuant to an indenture, dated as of June 3, 2024, between us, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2029 Notes Indenture”). The 2029 Notes were issued at par. Interest in the 2029 Notes accrues from June 3, 2024, and is payable semiannually, on January 15 and July 15 of each year, beginning on January 15, 2025.

The net proceeds from the 2029 Notes were used, together with the net proceeds from a $500 million tranche F term loan (the “2024 Term Loan”) and a $150 million draw under our Revolving Credit Facility (as defined below), both under the Senior Credit Facility (as defined below), and cash on hand, to pre-pay our $1.2 billion tranche E 2019 Term Loan under the Senior Credit Facility; repurchase in a tender offer $690 million of face value of our outstanding 5.875% 2026 Notes; and pay all costs and accrued interest in connection with the offering.

The 2029 Notes and related guarantees are our senior secured first lien obligations. The 2029 Notes rank:

●	equally in right of payment with all of our existing and future pari passu senior debt;

●	senior in right of payment to all of our existing and future subordinated debt;
●	effectively senior to all of our existing and future unsecured debt or junior lien debt to the extent of the value of the collateral securing the 2029 Notes;
●	effectively subordinated to any existing and future debt that is secured by a lien on any assets not constituting collateral securing the 2029 Notes to the extent of the value of such assets; and
●	structurally subordinated to any existing and future debt and liabilities of our subsidiaries that do not guarantee the 2029 Notes.

On June 4, 2024, we entered into a third amendment to the Fifth Amended and Restated Credit Agreement (the “Third Amendment” and as amended, including by the Third Amendment, the “Senior Credit Facility”), dated as of December 1, 2021.

The Third Amendment, among other things, provided for (i) the new $500 million 2024 Term Loan and (ii) increased aggregate commitments under our existing $552.5 million revolving credit facility (the “Revolving Credit Facility”) that matures December 31, 2027 by $127.5 million, and a concurrent termination of the separate commitments under a $72.5 million tranche of revolving commitments that were to mature on December 1, 2026, resulting in aggregate commitments under the Revolving Credit Facility of $680 million.

The 2024 Term Loan bears interest, at our option, at either the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the Base Rate plus an applicable margin. “Base Rate” is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) Adjusted Term SOFR (as defined in the Senior Credit Facility) for a one-month tenor in effect on such day plus 1.0%. The applicable margin with respect to the 2024 Term Loan is 5.25% for all SOFR borrowings and 4.25% for all Base Rate borrowings. The 2024 Term Loan also requires us to make quarterly principal reductions of $1.25 million beginning September 30, 2024. To the extent all or any portion of the 2024 Term Loan is repaid or prepaid prior to the one year anniversary of the effective date of the Third Amendment, a prepayment fee equal to 1.0% of the amount of the 2024 Term Loan being repaid or prepaid will apply.

The Revolving Credit Facility bears interest, at our option, based on SOFR plus 1.75%-2.75% or the Base Rate plus 0.75%-1.75%, in each case based on a first lien leverage ratio (the “First Lien Leverage Ratio”) as set forth in the Senior Credit Facility. The Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, which rate may range from 0.375% to 0.5%, based on the First Lien Leverage Ratio.

The costs associated with these 2024 refinancing activities totaled $47 million, of which $43 million were capitalized as deferred loan costs, to be amortized over the lives of the respective debt obligations. Our loss from the early extinguishment of debt for these 2024 refinancing activities was $12 million, which was composed of expensing of the remaining $4 million of costs and the write-off of $8 million of unamortized deferred loan costs and premiums related to the debts that were pre-paid.

Repurchase of Debt. On May 6, 2024, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness through December 31, 2025. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice. During the second quarter of 2024, we used $45 million of cash to repurchase and retire $50 million of the face value of our outstanding 2027 Notes, resulting in a $5 million gain from early extinguishment of debt.

On June 24, 2024, we entered into a debt repurchase agreement under rule 10b5-1 to repurchase up to $50 million of our 2027 Notes between July 8, 2024 and August 16, 2024 at a maximum purchase price of $931 per $1,000 of face value. So far in the third quarter of 2024, as a result of such plan, we have repurchased $29 million of the face value of our outstanding 2027 Notes, at an average price of $921 per $1,000 of face value, under this plan.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association Master Agreement (the “ISDA Master Agreement”) with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. On June 25, 2024, we amended the notional amount of the interest rate caps in order to better match the outstanding amounts of the related outstanding indebtedness. At June 30, 2024, the caps had a combined notional value of approximately $2 billion and mature on December 31, 2025. The interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. The interest rate caps are designated as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month SOFR on our outstanding variable-rate debt in accordance with ASC 815. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, that enabled us to consider the amended swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan and our 2024 Term Loan to a maximum of 1-month Term SOFR of 4.96% and 5.047%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. At June 30, 2024 and December 31, 2023, the recorded value of the asset was $18 million and $24 million, net of accumulated amortization, respectively. At June 30, 2024 and December 31, 2023, the fair value of the derivative liability was $26 million and $23 million, respectively. We present the deferred premium, the asset, and the fair value of the derivative, net within other non-current liabilities in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $6 million and $4 million, respectively, of amortization expense for the asset during the six-months ended June 30, 2024 and 2023, which is included as a component of cash flows from operating activities in our condensed consolidated statements of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. During the six-months ended June 30, 2024 and 2023, we received $4 million and $0.3 million, respectively, of cash payments from the counterparties that we reclassified as reductions of interest expense from the interest rate caps in our condensed consolidated statements of operations.

For all of our interest bearing obligations, we made interest payments of approximately $210 million and $208 million during the six-months ended June 30, 2024 and 2023, respectively. During the six-months ended June 30, 2024 and 2023, we capitalized $1 million and $13 million of interest payments, respectively, related to the Assembly Atlanta project.

As of June 30, 2024, the aggregate minimum principal maturities of our long-term debt for the remainder of 2024 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Facility	2026 Notes	2027 Notes	2029 Notes	2030 Notes	2031 Notes	Total
Remainder of 2024	$3	$-	$-	$-	$-	$-	$3
2025	20	-	-	-	-	-	20
2026	20	10	-	-	-	-	30
2027	220	-	700	-	-	-	920
2028	1,415	-	-	-	-	-	1,415
2029	477	-	-	1,250	-	-	1,727
Thereafter	-	-	-	-	800	1,300	2,100
Total	$2,155	$10	$700	$1,250	$800	$1,300	$6,215

As of June 30, 2024, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries. The Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, the carrying amount of our long-term debt was $6.1 billion and $6.2 billion, respectively, and the fair value was $5.1 billion and $5.6 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on March 15, 2024, June 14, 2024, March 15, 2023 and June 15, 2023, payable on March 28, 2024, June 28, 2024, March 31, 2023 and June 30, 2023, respectively. The total dividends declared and paid during the six-months ended June 30, 2024 and 2023 was $16 million and $14 million, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of June 30, 2024, we had reserved 13.4 million shares and 1.2 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous expense, net in our condensed consolidated statements of operations. During the six-months ended June 30, 2024, the amount recorded as a benefit was $2 million and we did not make a contribution to our defined benefit pension plans. During the remainder of 2024, we expect to contribute $4 million to these plans.

During the six-month period ended June 30, 2024, we contributed $15 million in matching cash contributions, and shares of our common stock valued at $9 million for our 2023 discretionary profit-sharing contributions, to the 401(k) plan. The discretionary profit-sharing contribution was recorded as an expense in 2023 and accrued as of December 31, 2023. Based upon employee participation as of June 30, 2024, during the remainder of 2024, we expect to contribute $13 million of matching cash contributions to this plan.

7.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2024 and 2023 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation expense, gross	$6	$7	$12	$9
Income tax benefit at our statutory rate associated with stock-based compensation	(2)	(2)	(3)	(2)
Stock-based compensation expense, net	$4	$5	$9	$7

All shares of common stock and Class A common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2024 and 2023, respectively, is as follows:

	Six Months Ended
	June 30, 2024		June 30, 2023
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	1,467,936	$12.17	997,745	$20.62
Granted (1)	1,785,958	7.47	1,007,921	8.15
Vested	(480,412)	11.23	(461,953)	20.27
Forfeited	(130,000)	8.10	-	0.00
Outstanding - end of period (1)	2,643,482	$9.36	1,543,713	$12.58

Restricted stock - Class A common:
Outstanding - beginning of period (1)	1,148,233	$12.37	677,238	$19.36
Granted (1)	823,393	8.25	738,854	8.34
Vested	(318,733)	13.17	(203,986)	18.76
Outstanding - end of period (1)	1,652,893	$10.16	1,212,106	$12.74

Restricted stock units - common stock:
Outstanding - beginning of period	587,168	$11.50	274,145	$23.60
Granted	1,229,390	5.72	587,168	11.50
Vested	(564,793)	11.50	(247,953)	23.64
Forfeited	(22,375)	11.50	(26,192)	23.15
Outstanding - end of period	1,229,390	$5.72	587,168	$11.50

(1)	For awards subject to future performance conditions, amounts assume target performance.

8.	Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of June 30, 2024, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six-months ended June 30, 2024 and 2023.

As of June 30, 2024, the weighted-average remaining term of our operating leases was approximately 9 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.6%. The table below describes the nature of our lease expense and classification of operating lease expense recognized in the three and six-months ended June 30, 2024 and 2023, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease expense
Operating lease expense	$4	$5	$8	$9
Short-term lease expense	1	1	2	2
Total lease expense	$5	$6	$10	$11

The maturities of operating lease liabilities as of June 30, 2024, for the remainder of 2024 and the succeeding five years were as follows (in millions):

Year ending December 31, 2024	Operating Leases
Remainder of 2024	$7
2025	14
2026	12
2027	11
2028	8
Thereafter	47
Total lease payments	99
Less: Imputed interest	(25)
Present value of lease liabilities	$74

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

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 15 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $7 million and $6 million as of June 30, 2024 and December 31, 2023, respectively. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three and six-months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease revenue:
Fixed lease revenue	$5	$-	$11	$-
Variable lease revenue	4	4	8	8
Total operating lease revenue	$9	$4	$19	$8

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2024 (in millions):

Year ending December 31,	Operating Leases
Remainder of 2024	$9
2025	19
2026	20
2027	20
2028	20
Thereafter	229
Total lease receipts	$317

9.	Commitments and Contingencies

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

10.	Goodwill and Intangible Assets

A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-months ended June 30, 2024 is as follows (in millions):

	As of June 30, 2024			As of December 31, 2023
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,374	$(54)	$5,320	$5,374	$(54)	$5,320
Goodwill	2,643	-	2,643	2,643	-	2,643
	$8,017	$(54)	$7,963	$8,017	$(54)	$7,963

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(143)	$73	$216	$(126)	$90
Other finite lived intangible assets	992	(713)	279	992	(667)	325
	$1,208	$(856)	$352	$1,208	$(793)	$415

Total intangibles	$9,225	$(910)	$8,315	$9,225	$(847)	$8,378

Amortization expense for the six-months ended June 30, 2024 and 2023 was $63 million and $99 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2024 will be approximately $62 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2025, $113 million; 2026, $83 million; 2027, $47 million; 2028, $13 million; and 2029, $3 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

11.	Income Taxes

For the three and six-month periods ended June 30, 2024 and 2023, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$7	$5	$38	$(6)
Effective income tax rate	24%	56%	26%	18%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory federal income tax rate of 21% to our effective income tax rate. For the 2024 six-month period, these estimates increased or decreased our statutory federal income tax rate of 21% to our effective income tax rate as a result of state income taxes that resulted in an increase of 5%, permanent differences resulted in an increase of 1% and changes to our reserves resulted in a decrease of 2%. For the six-months ended June 30, 2023, these estimates increased or decreased our statutory federal income tax rate of 21% to our effective income tax rate as a result of state income taxes that resulted in an increase of 4% and permanent differences resulted in a decrease of 1% and discrete items that resulted in a decrease of 6%.

During the six-months ended June 30, 2024, we made $85 million of federal and state income tax payments, net of refunds. During the remainder of 2024, we anticipate making income tax payments (net of expected refunds) of approximately $92 million to $102 million. As of June 30, 2024, we have an aggregate of approximately $282 million of various state operating loss carryforwards, of which we expect that approximately $201 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

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

		Production
As of and for the six months ended June 30, 2024:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,607	$42	$-	$1,649
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	1,148	35	56	1,239
Depreciation and amortization	124	10	1	135
Gain on disposal of assets, net	(1)	-	-	(1)
Operating expenses	1,271	45	57	1,373
Operating income (loss)	$336	$(3)	$(57)	$276

Interest expense	$-	$-	$233	$233
Capital expenditures (excluding business combinations)	$41	$22	$-	$63
Goodwill	$2,615	$28	$-	$2,643
Total assets	$9,846	$653	$135	$10,634

For the six months ended June 30, 2023:

Revenue (less agency commissions)	$1,580	$34	$-	$1,614
Operating expenses before depreciation, amortization and gain on disposal of assets, net:	1,107	70	56	1,233
Depreciation and amortization	160	7	2	169
Loss on disposal of assets, net	24	2	-	26
Operating expenses	1,291	79	58	1,428
Operating income (loss)	$289	$(45)	$(58)	$186

Interest expense	$-	$-	$213	$213
Capital expenditures (excluding business combinations)	$41	$168	$4	$213

As of December 31, 2023:

Goodwill	$2,615	$28	$-	$2,643
Total assets	$9,897	$658	$85	$10,640

13.	Subsequent Event

On July 1, 2024, we and Marquee Broadcasting, Inc. (“Marquee”) completed transactions in which we sold our television stations KCWY (NBC) in the Casper, Wyoming market (DMA 198) and KGWN (CBS) in the Cheyenne, Wyoming market (DMA 194) in exchange for Marquee’s FCC permit authorizing the construction of a new television station, that will be built in the Salt Lake City, Utah market (DMA 27), and will be known as KCBU. No cash or other consideration was exchanged to fulfill the terms of this exchange.

The value of the construction permit acquired from Marquee will be based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. In determining the fair value of the acquired assets, the fair values will be determined based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

The sale of television station KCWY and KGWN will result in a non-cash loss on disposal that is expected to be $14 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Television, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray Media,” “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC.

BusinessOverview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 113 television markets that collectively reach approximately 36 percent of US television households. The portfolio includes 77 markets with the top-rated television station and 100 markets with the first and/or second highest rated television station, as well as the largest Telemundo Affiliate group with 43 markets totaling nearly 1.5 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios. Gray also owns a majority interest in Swirl Films.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, production studio rentals, tower rentals and management fees. For the six-months ended June 30, 2024 and 2023, we generated revenue of $1.6 billion in each period.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the six-months ended June 30, 2024 and 2023 approximately 23% and 26%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the six-months ended June 30, 2024 and 2023 approximately 18% and 19%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

2024 Refinancing Activities. During 2024, we have undertaken several steps to implement our strategy to reduce our debt and extend the maturity of portions of our debt obligations that were scheduled to mature in the near future. Collectively, these actions are intended to resolve concerns over upcoming maturities, and to take advantage of other opportunities in the markets. Please refer to Note 3. “Long-Term Debt” for further information. During the six-months ended June 30, 2024, we have:

●	Amended our Senior Credit Facility to:
o	Increase lender commitments under our Revolving Credit Facility to $680 million and extend the maturity date to December 31, 2027;
o	Fully repay the $1.15 billion 2019 Term Loan that was scheduled to mature on January 2, 2026;
o	Issue the $500 million 2024 Term loan that will mature on June 4, 2029;
●	Pre-paid through a tender offer, $690 million of the $700 million in outstanding 2026 Notes that was scheduled to mature on July 15, 2026;
●	Issued $1.25 billion of our 2029 Notes, that are secured pari passu with our Senior Credit Facility and that will mature on July 15, 2029; and
●	Used available liquidity to repurchase and retire approximately $50 million of our outstanding 2027 Notes on the open market at an average price of approximately 90.5% of their face value.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$373	45%	$379	47%	$745	45%	$736	46%
Political	47	6%	12	1%	74	4%	20	1%
Retransmission consent	371	45%	394	48%	752	46%	789	49%
Production companies	18	2%	12	2%	42	3%	34	2%
Other	17	2%	16	2%	36	2%	35	2%
Total	$826	100%	$813	100%	$1,649	100%	$1,614	100%

Results of Operations

Three-Months Ended June 30, 2024 (“the 2024 three-month period”) Compared to Three-Months Ended June 30, 2023 (“the 2023 three-month period”)

Revenue. Total revenue increased $13 million to $826 million, or 2%, in the 2024 three-month period. During the 2024 three-month period:

●	Core advertising revenue decreased by $6 million or 2%;
●	Consistent with 2024 being the “on-year” of the two-year election cycle, political advertising revenue increased by $35 million to $47 million or 292%;
●	Retransmission consent revenue decreased by $23 million to $371 million or 6%, due to a decrease in subscribers, offset, in part, by an increase in rates; and
●	Production company revenue increased by $6 million to $18 million or 50% in the 2024 three-month period due to the start-up of our operations at Assembly Atlanta.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $13 million, or 2%, to $565 million in the 2024 three-month period. During the 2024 three-month period:

●	Broadcasting payroll and related benefits expenses increased by $14 million as a result of routine increases in compensation and by filling a number of open positions.
●	Broadcasting non-payroll expenses decreased by $1 million primarily due to a decrease in network affiliation fees, consistent with the decrease in retransmission revenue.
●	Broadcasting non-cash stock-based compensation expense was $1 million in each of the 2024 and 2023 three-month periods.

Production Company Expenses. Production company operating expenses increased $3 million or 27% in the 2024 three-month period compared to the 2023 three-month period due to increases in utilities, maintenance and property taxes now that Assembly Atlanta is operational.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $2 million to $28 million or 7% in the 2024 three-month period due primarily to decreases in severance related compensation expense, compared to the 2023 three-month period. Non-cash stock-based compensation expenses were $5 million in each of the 2024 and 2023 three-month periods.

Depreciation. Depreciation of property and equipment totaled $36 million for the 2024 three-month period and $35 million for the 2023 three-month period. Depreciation increased primarily due to the addition of depreciable assets.

Amortization. Amortization of intangible assets totaled $32 million in the 2024 three-month period and $50 million in the 2023 three-month period. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized and the impairment of certain finite-lived intangible assets related to the bankruptcy of Diamond in 2023.

(Gain) Loss on Disposal of Assets, Net. Gain on disposal of assets was $1 million in the 2024 three-month period. In the 2023 three-month period we reported a loss of $16 million, primarily due to the $14 million loss from the sale of television station KNIN in the Boise, Idaho market in the 2023 three-month period.

Interest Expense. Interest expense increased $9 million to $118 million for the 2024 three-month period compared to $109 million in the 2023 three-month period. This increase was primarily attributable to increases in interest rates on our floating rate Senior Credit Agreement to 8.4% in the 2024 three-month period compared to 7.9% in the 2023 three-month period. Our average outstanding total long-term debt balance was $6.2 billion and $6.3 billion during the 2024 and 2023 three-month periods, respectively. Interest expense in the 2024 and 2023 three-month periods also included $3 million in each period, related to the non-cash amortization of fees for our interest rate cap agreement. Interest expense in each of the 2024 and 2023 three-month periods included $5 million, related to the amount outstanding under the Securitization Facility representing the amount outstanding under the facility at the one-month SOFR rate plus 1%.

Loss from Early Extinguishment of Debt. The actions taken in our 2024 refinaincing activities have resulted in a total net loss on early extinguishment of debt of $7 million in the 2024 three-month period. The components of this net loss include:

●	A gain of $5 million from the repurchase of our 2027 Notes in the open market at a disount;
●	A loss of $4 million from fees and expenses associated with the the 2024 refinancing activities that were not capitalized; and
●	A loss of $8 million from the write-off of unamortized deferred financing costs related to the loans that were pre-paid in the 2024 refinancing activities.

Income Tax Expense. During the 2024 and 2023 three-month periods, we recognized income tax expense of $7 million and $5 million, respectively. For the 2024 three-month period and the 2023 three-month period, our effective income tax rate was 24% in the 2024 three-month period and 56% in the 2023 three-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2024 three-month period, these estimates increased or decreased our statutory federal income tax rate of 21% as a result of state income taxes that added 4%, permanent differences that added 1% and decreases in our reserves of 2%.

Six-months Ended June 30, 2024 (“the 2024 six-month period”) Compared to Six-months Ended June 30, 2023 (“the 2023 six-month period”)

Revenue. Total revenue increased $35 million, or 2%, to $1.6 billion in the 2024 six-month period. During the 2024 six-month period:

●

Core advertising revenue increased by $9 million to $745 million or 1% due in part to advertising revenue of $18 million of net revenue from the broadcast of the Super Bowl on our 54 CBS channels in the 2024 six-month period, compared to $6 million of net revenue relating to the broadcast of the Super Bowl on our 27 FOX channels during the 2023 six-month period;

●	Political advertising revenue increased by $54 million to $74 million or 270% resulting primarily from 2024 being the “on-year” of the two-year election cycle;
●	Retransmission consent revenue decreased by $37 million to $752 million or 5% due to a decrease in subscribers, offset, in part, by an increase in rates; and
●	Production company revenue increased by $8 million or 24% due to the start-up of our operations at Assembly Atlanta offset, in part, by decreases in revenue at our event production businesses.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $41 million, or 4%, to $1.1 billion in the 2024 six-month period. During the 2024 six-month period:

●	Broadcasting payroll and related benefits expenses increased by $34 million as a result of routine increases in compensation and the filling of open positions.
●

Broadcasting non-payroll expenses increased by $7 million primarily due to an increases in sports programming expenses partially offset by decreases in syndicated film and network affiliation fees, consistent with the decrease in retransmission revenue.

●	Broadcast non-cash stock-based compensation expense was $3 million and $2 million in the 2024 and 2023 six-month periods, respectively.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets) were $35 million in the 2024 six-month period, a decrease of $35 million compared to $70 million in the 2023 six-month period. In the 2023 six-month period, production company operating expenses included a $17 million allowance for credit losses related to the bankruptcy of Diamond Sports Group, LLC (“Diamond”), a counterparty in contracts with us and an $18 million charge to settle litigation related to the Assembly Atlanta project.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) were $56 million in each of the 2024 and 2023 six-month periods. Non-cash stock-based compensation expenses increased to $9 million in the 2024 six-month period compared to $7 million in the 2023 six-month period.

Depreciation. Depreciation of property and equipment totaled $72 million for the 2024 six-month period and $70 million for the 2023 six-month period. Depreciation increased primarily due to the addition of depreciable assets acquired in the 2024 six-month period.

Amortization. Amortization of intangible assets totaled $63 million in the 2024 six-month period and $99 million in the 2023 six-month period. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized and the impairment of certain finite-lived intangible assets related to the bankruptcy of Diamond in 2023.

Loss on Disposal of Assets, Net. We recognized a gain on disposal of assets of $1 million in the 2024 six-month period and a loss of $26 million in the 2023 six-month period. The loss in the 2023 six-month period was primarily related to the sale of television station KNIN in the Boise, Idaho market of $14 million and a charge related to our accounts receivable securitization totaling $9 million, representing the initial discount recognized on the accounts receivable balance transferred to the SPV upon the implementation of the accounts receivable securitization facility. We expect that this amount initially recognized will eventually be reversed at the conclusion of the facility.

Miscellaneous Income (Expense), Net. On February 8, 2024, we recorded a gain of $110 million from the sale of our investment in BMI.

Interest Expense. Interest expense increased $20 million to $233 million for the 2024 six-month period compared to $213 million in the 2023 six-month period. This increase was primarily attributable to increases in interest rates on our floating rate Senior Credit Agreement to 8.3% in the 2024 six-month period compared to 7.6% in the 2023 six-month period. Our average outstanding total long-term debt balance was $6.2 billion and $6.4 billion during the 2024 and 2023 six-month periods, respectively. Interest expense in the 2024 and 2023 six-month periods also included $6 million and $4 million, respectively, related to the non-cash amortization of fees for our interest rate cap agreement. Interest expense in the 2024 and 2023 six-month periods included $10 million and $4 million, respectively, related to the amount outstanding under the Securitization Facility representing the amount outstanding under the facility at the one-month SOFR rate plus 1%.

Loss from Early Extinguishment of Debt. The actions taken in our 2024 refinaincing activities have resulted in a total net loss on early extinguishment of debt of $7 million in the 2024 six-month period. The components of this net loss include:

●	A gain of $5 million from the repurchase of our 2027 Notes in the open market at a disount;
●	A loss of $4 million from fees and expenses associated with the the 2024 refinancing activities that were not capitalized; and
●	A loss of $8 million from the write-off of unamortized deferred financing costs related to the loans that were pre-paid in the 2024 refinancing activities.

Income Tax Expense. During the 2024 six-month period, we recognized income tax expense of $38 million. During the 2023 six-month period, we recognized income tax benefit of $6 million. For the 2024 six-month period and the 2023 six-month period, our effective income tax rate was 26% and 18%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2024 six-month period, these estimates increased or decreased our statutory federal income tax rate of 21% to our effective income tax rate as a result of state income taxes that resulted in an increase of 5%, permanent differences resulted in an increase of 1%, discrete items that resulted in an increase of 1% and adjustments to reserves resulted in a decrease of 2%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$86	$459
Net cash provided by (used in) investing activities	50	(187)
Net cash used in financing activities	(82)	(297)
Net increase (decrease) in cash	$54	$(25)

	As of
	June 30, 2024	December 31, 2023
Cash	$75	$21
Long-term debt, including current portion, less deferred financing costs	$6,138	$6,160
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under Revolving Credit Facility	$474	$494

Net Cash Provided By (Used in) Operating, Investing and Financing Activities. Net cash provided by operating activities was $86 million in the 2024 six-month period compared to $459 million in the 2023 six-month period, a net decrease of $373 million. The decrease was primarily the net result of changes in working capital accounts that represented a use of cash of $332 million, of which $300 million represented the sale of accounts receivable under our Securitization Facility in the 2023 six-month period. In addition, our net income increased by $137 million. The increase in net cash provided by operations resulting from the increases in net income was partially offset by decreased non-cash adjustments, primarily depreciation and amortization, of $68 million and the gain of $110 million from the sale of our investment in BMI.

Net cash provided by investing activities was $50 million in the 2024 six-month period compared to net cash used in investing activities of $187 million for the 2023 six-month period. The net increase was largely due to decreased purchases of property and equipment and the proceeds received from the sale of our investment in BMI in the 2024 six-month period compared to the 2023 six-month period.

Net cash used in financing activities was $82 million in the 2024 six-month period compared to net cash used in financing activities of $297 million in the 2023 six-month period. In the 2024 six-month period, we issued $1.25 billion in of our 2029 Notes and $500 million of the 2024 Term Loan and borrowed $200 million under our Revolving Credit Facility, both under the Senior Credit Facility, to pre-pay our $1.2 billion 2019 Term Loan under the Senior Credit Facility. In addition, we repurchased in a tender offer, $690 million of face value of our outstanding 2026 Notes. In connection with these transactions, we paid $47 million in fees and expenses. Furthermore, in the 2024 six-month period, we used $45 million, to repurchase a portion of our 2027 Notes on the open market. During each period, we used $26 million of cash to pay dividends to holders of our preferred stock. During 2024 and 2023 six-month periods, we used $16 million and $14 million, respectively, to pay dividends to holders of our common stock.

Liquidity. Based on our debt outstanding and interest rates as of June 30, 2024, we estimate that we will make approximately $507 million in debt interest payments over the twelve months immediately following June 30, 2024.

Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next twelve months and the forseeable future. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the next twelve months and theforseeable future.

Collateral, Covenants and Restrictions of our credit agreements. Our obligations under the Senior Credit Agreement and the 2029 Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Agreement. As of June 30, 2024 and March 31, 2024, there were no significant restrictions on the ability of Gray Television, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2029 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for financing transactions of their nature. As of June 30, 2024 and March 31, 2024, we were in compliance with all required covenants under all of our debt obligations.”

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

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on July 1, 2022. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

Our “Adjusted Total Indebtedness”, “First Lien Adjusted Total Indebtedness” and “Secured Adjusted Total Indebtedness”, in each case “Net of All Cash”, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our Senior Credit Agreement, less all cash (excluding restricted cash) for the applicable amount of indebtedness.

Below is a calculation of our “Leverage Ratio”, “First Lien Leverage Ratio” and “Secured Leverage Ratio” as defined in our Senior Credit Agreement as of June 30, 2024:

Eight Quarters Ended
June 30, 2024
(in millions)

Net income	$328
Adjustments to reconcile from net income to Leverage Ratio Denominator as defined in our Senior Credit Agreement:
Depreciation	284
Amortization of intangible assets	360
Non-cash stock-based compensation	42
Non-cash 401(k) expense	19
Loss on disposal of assets, net	24
Gain on disposal of investment, not in the ordinary course	(110)
Interest expense	866
Loss on early extinguishment of debt	10
Income tax expense	132
Impairment of investments, goodwill and other intangible assets	74
Amortization of program broadcast rights	90
Payments for program broadcast rights	(76)
Pension gain	(5)
Contributions to pension plans	(7)
Adjustments for unrestricted subsidiaries	39
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	(1)
Transaction Related Expenses	5
Other	1
Total eight quarters ended June 30, 2024	$2,075
Leverage Ratio Denominator (total eight quarters ended June 30, 2024, divided by 2)	$1,038

June 30, 2024
(dollars in millions)

Total outstanding principal, including current portion	$6,215
Letters of credit outstanding	6
Cash	(75)
Adjusted Total Indebtedness	$6,146
Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.92

Total outstanding principal secured by a first lien	$3,405
Cash	(75)
First Lien Adjusted Total Indebtedness	$3,330
First Lien Leverage Ratio (maximum permitted incurrence is 4.00 to 1.00) (1)	3.21

Total outstanding principal secured by a liens	$3,405
Cash	(75)
Secured Adjusted Total Indebtedness	$3,330
Secured Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00)	3.21

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.

Debt. As of June 30, 2024, long-term debt consisted of obligations under our Senior Credit Facility, the $10 million in aggregate principal amount outstanding under 2026 Notes, the $700 million in aggregate principal amount outstanding of our 2027 Notes, the $1.25 billion in aggregate principal amount of our 2029 Notes, the $800 million in aggregate principal amount outstanding of our 2030 Notes and the $1.3 billion outstanding of our 2031 Notes. As of June 30, 2024, the Senior Credit Facility provided total commitments of $2.2 billion, consisting of a $1.5 billion term loan facility, a $500 million term loan facility, $200 million outstanding under our Revolving Credit Facility and $474 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at June 30, 2024.

Capital Expenditures. We currently expect that our routine capital expenditures, excluding Assembly Atlanta capital expenditures, will be in a range of approximately $54 million to $64 million for the remainder of 2024. In addition, we currently expect that our Assembly Atlanta capital expenditures will be approximately $21 million, offset by proceeds from Assembly Atlanta CID incentive payments that we expect will also be approximately $25 million for the remainder 2024. We can give no assurances of the actual proceeds to be received in the future from incentive payments, nor the timing of any such proceeds.

Completed Transaction. On July 1, 2024, we and Marquee Broadcasting, Inc. (“Marquee”) completed transactions in which we sold our television stations KCWY (NBC) in the Casper, Wyoming market (DMA 198) and KGWN (CBS) in the Cheyenne, Wyoming market (DMA 194) in exchange for Marquee’s FCC permit authorizing the construction of a new television station, that will be built in the Salt Lake City, Utah market (DMA 27), and will be known as KCBU. No cash or other consideration was exchanged to fulfill the terms of this exchange. The sale of television station KCWY and KGWN will result in a non-cash loss on disposal that is expected to be $14 million.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the first half of 2024, we made federal or state income tax payments totaling $85 million, net of refunds. During the remainder of 2024, we anticipate making income tax payments within a range of $92 million to $102 million. As of June 30, 2024, we have an aggregate of approximately $282 million of various state operating loss carryforwards, of which we expect that approximately $201 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2024 has not materially changed since December 31, 2023. Our market risk profile on December 31, 2023 is disclosed in our 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the six-months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, see Note 9. “Commitments and Contingencies” within the accompanying condensed consolidated financial statements.

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

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

4.1

Indenture, dated as of June 3, 2024, by and among Gray Television, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2024).

4.2	Form of 10.500% Senior Secured First Lien Note due 2029 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 4, 2024).
10.1

Third Amendment to Senior Credit Facility, dated as of June 4, 2024, among Gray Television, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2024).

10.2

First Amendment to the Receivables Purchase Agreement, dated as of June 18, 2024, by and among Gray AR, LLC, as seller, and Gray Television, Inc., in its individual capacity and as initial Master Servicer (as defined therein), Bank of America, N.A. as purchaser, Truist Bank, as purchaser, Regions Bank, as purchaser, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 21, 2024).

10.3

Second Amendment to the Receivables Purchase Agreement, dated as of July 19, 2024, by and among Gray AR, LLC, as seller, and Gray Television, Inc., in its individual capacity and as initial Master Servicer (as defined therein), Bank of America, N.A. as purchaser, Truist Bank, as purchaser, Regions Bank, as purchaser, and Wells Fargo Bank, N.A., as administrative agent

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC.
(Registrant)

Date: August 8, 2024	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac
Executive Vice President and Chief Financial Officer