Form 10-Q
period 2024-09-30
GRAY TELEVISION INC
filed 2024-11-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
90,824,445 shares outstanding as of November 4, 2024	8,842,764 shares outstanding as of November 4, 2024

INDEX

GRAY TELEVISION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions)

	September 30,	December 31,
	2024	2023
Assets:
Current assets:
Cash	$69	$21
Accounts receivable, less allowance for credit losses of $15 and $17, respectively	358	342
Current portion of program broadcast rights, net	25	18
Income tax refund receivable	6	21
Prepaid income taxes	67	18
Prepaid and other current assets	51	48
Total current assets	576	468

Property and equipment, net	1,583	1,601
Operating leases right of use asset	69	75
Broadcast licenses	5,311	5,320
Goodwill	2,642	2,643
Other intangible assets, net	321	415
Investments in broadcasting and technology companies	86	85
Deferred pension assets	20	17
Other	23	16
Total assets	$10,631	$10,640

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except for share data)

	September 30,	December 31,
	2024	2023
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$17	$23
Employee compensation and benefits	96	110
Accrued interest	120	63
Accrued network programming fees	80	37
Other accrued expenses	63	57
Federal and state income taxes	9	22
Current portion of program broadcast obligations	25	20
Deferred revenue	50	23
Dividends payable	15	14
Current portion of operating lease liabilities	10	11
Current portion of long-term debt	23	15
Total current liabilities	508	395

Long-term debt, less current portion and deferred financing costs	5,870	6,145
Program broadcast obligations, less current portion	1	1
Deferred income taxes	1,344	1,359
Operating lease liabilities, less current portion	62	69
Other	66	50
Total liabilities	7,851	8,019

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares, at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 111,166,022 shares and 107,179,827 shares, respectively outstanding 90,824,445 shares and 87,227,481 shares, respectively	1,195	1,174
Class A common stock, no par value; authorized 25,000,000 shares, issued 11,237,386 shares and 10,413,993 shares, respectively outstanding 8,842,764 shares and 8,162,266 shares, respectively	55	50
Retained earnings	1,227	1,084
Accumulated other comprehensive loss, net of income tax benefit	(30)	(23)
	2,447	2,285
Treasury stock at cost, common stock, 20,341,577 shares and 19,952,346 shares, respectively	(284)	(282)
Treasury stock at cost, class A common stock, 2,394,622 shares and 2,251,727 shares, respectively	(33)	(32)
Total stockholders’ equity	2,130	1,971
Total liabilities and stockholders’ equity	$10,631	$10,640

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue (less agency commissions):
Broadcasting	$924	$783	$2,531	$2,363
Production companies	26	20	68	54
Total revenue (less agency commissions)	950	803	2,599	2,417
Operating expenses before depreciation, amortization, impairment and loss (gain) on disposal of assets, net:
Broadcasting	571	557	1,719	1,664
Production companies	22	18	57	88
Corporate and administrative	24	23	80	79
Depreciation	36	36	108	106
Amortization of intangible assets	31	48	94	147
Impairment of goodwill and other intangible assets	-	43	-	43
Loss (gain) on disposal of assets, net	16	(6)	15	20
Operating expenses	700	719	2,073	2,147
Operating income	250	84	526	270
Other income (expense):
Miscellaneous income (expense), net	2	(10)	114	(13)
Interest expense	(130)	(111)	(363)	(324)
Gain (loss) from early extinguishment of debt	6	-	(1)	(3)
Income (loss) before income taxes	128	(37)	276	(70)
Income tax expense (benefit)	32	3	70	(3)
Net income (loss)	96	(40)	206	(67)
Preferred stock dividends	13	13	39	39
Net income (loss) attributable to common stockholders	$83	$(53)	$167	$(106)

Basic per share information:
Net income (loss) attributable to common stockholders	$0.87	$(0.57)	$1.76	$(1.15)
Weighted-average shares outstanding	95	93	95	92

Diluted per share information:
Net income (loss) attributable to common stockholders	$0.86	$(0.57)	$1.74	$(1.15)
Weighted-average shares outstanding	97	93	96	92
			.
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income (loss)	$96	$(40)	$206	$(67)

Other comprehensive loss:
Adjustment - fair value of interest rate caps	(6)	(3)	(9)	(7)
Income tax benefit	(1)	(1)	(2)	(2)
Other comprehensive loss, net	(5)	(2)	(7)	(5)

Comprehensive income (loss)	$91	$(42)	$199	$(72)

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

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2023	10,413,993	$50	107,179,827	$1,174	$1,084	(2,251,727)	$(32)	(19,952,346)	$(282)	$(23)	$1,971

Net income	-	-	-	-	88	-	-	-	-	-	88

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	1,765,444	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	823,393	-	1,126,296	-	-	(142,895)	(1)	(146,470)	(1)	-	(2)
Restricted stock unit awards	-	-	564,793	-	-	-	-	(188,400)	(1)	-	(1)

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at March 31, 2024	11,237,386	$52	110,636,360	$1,187	$1,151	(2,394,622)	$(33)	(20,287,216)	$(284)	$(23)	$2,050

Net income	-	-	-	-	22	-	-	-	-	-	22

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(2)	(2)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	529,662	-	-	-	-	(54,361)	-	-	-

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at June 30, 2024	11,237,386	$54	111,166,022	$1,191	$1,152	(2,394,622)	$(33)	(20,341,577)	$(284)	$(25)	$2,055

Net income	-	-	-	-	96	-	-	-	-	-	96

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(5)	(5)

Stock-based compensation	-	1	-	4	-	-	-	-	-	-	5

Balance at September 30, 2024	11,237,386	$55	111,166,022	$1,195	$1,227	(2,394,622)	$(33)	(20,341,577)	$(284)	$(30)	$2,130

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income (loss)	$206	$(67)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation	108	106
Amortization of intangible assets	94	147
Amortization of deferred loan costs	11	10
Amortization of stock-based compensation	17	14
Amortization of program broadcast rights	20	29
Payments on program broadcast obligations	(22)	(30)
Deferred income taxes	(12)	(57)
Loss on disposal of assets, net	15	20
Gain on sale of investment	(110)	-
Loss from early extinguishment of debt	1	3
Impairment of investments	-	8
Impairment of goodwill and other intangible assets	-	43
Other	(2)	11
Changes in operating assets and liabilities:
Accounts receivable, net	(15)	311
Income taxes receivable or prepaid	(34)	9
Other current assets	(2)	3
Accounts payable	(6)	(29)
Employee compensation, benefits and pension cost	(14)	(16)
Accrued network fees and other expenses	57	9
Accrued interest	56	32
Income taxes payable	(13)	(2)
Deferred revenue	28	11
Net cash provided by operating activities	383	565

Investing activities:
Acquisitions of businesses and broadcast licenses, net of cash acquired	-	(7)
Proceeds from sale of television stations	-	6
Purchases of property and equipment	(103)	(288)
Proceeds from asset sales	8	31
Proceeds from sale of investment	110	-
Reimbursement of development costs	-	11
Investments in broadcast, production and technology companies	(4)	(11)
Other	(1)	(1)
Net cash provided by (used in) investing activities	10	(259)

Financing activities:
Proceeds from borrowings on long-term debt	2,025	225
Repayments of borrowings on long-term debt	(2,257)	(506)
Payments of common stock dividends	(24)	(22)
Payments of preferred stock dividends	(39)	(39)
Deferred and other loan costs	(47)	-
Payments of taxes related to net share settlement of equity awards	(3)	(4)
Net cash used in financing activities	(345)	(346)
Net increase (decrease) in cash	48	(40)
Cash at beginning of period	21	61
Cash at end of period	$69	$21

See notes to condensed consolidated financial statements.

GRAY TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Television, Inc. (and its consolidated subsidiaries, except as the context otherwise provides,“Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2023, which was derived from the Company’s audited financial statements as of December 31, 2023, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine-month periods ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Our financial condition as of, and operating results for the three and nine-months ended September 30, 2024, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2024.

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

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. We account for all material investments in which we have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous income (expense), net in our condensed consolidated statements of operations. Investments are also increased by contributions made to and decreased by the distributions from the investee. We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

Investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous income (expense), net in our condensed consolidated statements of operations. These investments are reported together as a non-current asset on our consolidated balance sheets.

BMI Investment Proceeds. On February 8, 2024, we received $110 million from the sale of our investment in Broadcast Music, Inc. (“BMI”). These proceeds are included in miscellaneous income (expense), net, in our condensed consolidated statement of operations for the nine-month period ended September 30, 2024.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2024 and 2023, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Weighted-average shares outstanding-basic	95	93	95	92
Common stock equivalents for stock options and restricted stock	2	-	1	-
Weighted-average shares outstanding-diluted	97	93	96	92

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of September 30, 2024 and December 31, 2023, consist of adjustments to our pension liability, the fair value of our interest rate caps and the related income tax effects. Our comprehensive income (loss) for the nine-month periods ended September 30, 2024 and 2023 consisted of the adjustment of the fair value of our pension asset and interest rate caps, net of tax, and net income. As of September 30, 2024 and December 31, 2023 the balances were as follows (in millions):

	September 30,	December 31,
	2024	2023

Accumulated balances of items included in accumulated other comprehensive loss:
Adjustment to pension asset	$(7)	$(7)
Adjustment to fair value of interest rate caps	(32)	(23)
Income tax benefit	(9)	(7)
Accumulated other comprehensive loss	$(30)	$(23)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	September 30,	December 31,	Useful Lives
	2024	2023	(in years)
Property and equipment, net:
Land	$385	$368
Buildings and improvements	895	868	7	to	40
Equipment	1,077	1,082	3	to	20
Construction in progress	98	81
	2,455	2,399
Accumulated depreciation	(872)	(798)
Total property and equipment, net	$1,583	$1,601

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During the three and nine-month periods ended September 30, 2024 and 2023, we received cash proceeds from the CID. The following table lists the type of proceeds received (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Proceeds received in advance of asset sale	$-	$-	$-	$9
Proceeds for reimbursement of development costs	-	-	6	29
Total proceeds received from CID	$-	$-	$6	$38

The following tables provide additional information related to (loss) gain on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Loss) gain on disposal of assets, net:
Proceeds from sale of fixed assets	$1	$9	$8	$31
Net book value of assets disposed	(2)	(26)	(8)	(51)
Non-cash (loss) gain on divestitures	(15)	13	(15)	(1)
Securitization Facility	-	8	-	-
Other	-	2	-	1
Total	$(16)	$6	$(15)	$(20)

Purchase of property and equipment:
Recurring purchases - operations			$64	$78
Assembly Atlanta project			39	210
Total			$103	$288

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

The Securitization Facility is subject to interest charges, at the adjusted one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (100 basis points) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. Servicing fee income recognized during the nine-months ended September 30, 2024 and 2023, was $5 million and $3 million, respectively. The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

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

The amount sold to the Purchasers was $300 million at each of September 30, 2024 and December 31, 2023, which was derecognized from the condensed consolidated balance sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $282 million and $296 million at September 30, 2024 and December 31, 2023, respectively. Total receivables sold under the Securitization Facility were $582 million and $550 million in the nine-months ended September 30, 2024 and 2023, respectively. Pursuant to the Securitization Facility, we recognized a charge of $8 million in the nine-month period ended September 30, 2023 representing the discount on the accounts receivable balance initially transferred to the SPV. This discount was included in our (loss) gain on disposal of assets in our condensed consolidated statements of operations.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$17	$16
(Decrease) increase in provision for credit losses	(1)	17
Amounts written off	(1)	(2)
Ending balance	$15	$31

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

In November 2024, The FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The purpose of this amendment was to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Currently we do not expect that the implementation of these changes will have a material impact on our financial statements.

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our condensed consolidated balance sheet as advertising deposit liabilities. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $13 million of revenue in the nine-months ended September 30, 2024 that was included in the advertising deposit liability balance as of December 31, 2023. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is recorded as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	September30,	December 31,
	2024	2023
Advertising deposit liabilities	$32	$13
Other deposit liabilities	18	10
Total deferred revenue	$50	$23

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Market and service type:
Advertising:
Core	$365	$363	$1,110	$1,099
Political	173	26	247	46
Total advertising	538	389	1,357	1,145
Retransmission consent	369	378	1,121	1,167
Production companies	26	20	68	54
Other	17	16	53	51
Total revenue	$950	$803	$2,599	$2,417

Sales channel:
Direct	$558	$547	$1,665	$1,664
Advertising agency intermediary	392	256	934	753
Total revenue	$950	$803	$2,599	$2,417

3.	Acquisition and Divestitures

On July 1, 2024, we completed transactions with Marquee Broadcasting, Inc. (“Marquee”) in which we sold our television stations KCWY (NBC) in the Casper, Wyoming market (DMA 198) and KGWN (CBS) in the Cheyenne, Wyoming market (DMA 194) in exchange for Marquee’s FCC permit authorizing the construction of a new television station, to be built in the Salt Lake City, Utah market (DMA 27), which will be known as KCBU. No cash or other consideration was exchanged to fulfill the terms of this exchange.

The value of the construction permit acquired from Marquee is $1 million, and is based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. In determining the fair value of the acquired asset, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

The acquisition of the construction permit for station KCBU and the sale of television stations KCWY and KGWN resulted in a net non-cash loss on disposal of $14 million.

4.	Long-term Debt

As of September 30, 2024 and December 31, 2023, long-term debt consisted of obligations under our Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 10.5% senior notes due 2029 (the “2029 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	September 30,	December 31,
	2024	2023
Long-term debt:
2019 Senior Credit Facility:
2019 Term Loan (matures January 2, 2026)	$-	$1,190
2021 Term Loan (matures December 1, 2028)	1,439	1,470
2024 Term Loan (matures June 4, 2029)	499	-
2026 Notes (matures July 15, 2026)	10	700
2027 Notes (matures May 15, 2027)	671	750
2029 Notes (matures July 15, 2029)	1,250	-
2030 Notes (matures October 15, 2030)	800	800
2031 Notes (matures November 15, 2031)	1,300	1,300
Total outstanding principal, including current portion	5,969	6,210
Unamortized deferred loan costs - Senior Credit Facility	(38)	(18)
Unamortized deferred loan costs - 2026 Notes	-	(3)
Unamortized deferred loan costs - 2027 Notes	(4)	(6)
Unamortized deferred loan costs - 2029 Notes	(13)	-
Unamortized deferred loan costs - 2030 Notes	(8)	(10)
Unamortized deferred loan costs - 2031 Notes	(13)	(14)
Unamortized premium - 2026 Notes	-	1
Less current portion	(23)	(15)
Long-term debt, less current portion and deferred financing costs	$5,870	$6,145

Borrowing availability under Revolving Credit Facility	$674	$494

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

The costs associated with these 2024 refinancing activities totaled $47 million, of which $45 million were capitalized as deferred loan costs, to be amortized over the lives of the respective debt obligations. Our loss from the early extinguishment of debt for these 2024 refinancing activities was $10 million, which was composed of expensing of the remaining $4 million of costs and the write-off of $6 million of unamortized deferred loan costs and premiums related to the debts that were pre-paid.

Repurchase of Debt and Subsequent Event. On May 6, 2024, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness through December 31, 2025. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice. During the nine-months ended September 30, 2024, we used $72 million of cash to repurchase and retire $79 million of the face value of our outstanding 2027 Notes on the open market, resulting in a $6 million gain from early extinguishment of debt. In addition, during the three and nine-months ended September 30, 2024, we used $14 million of cash to repurchase and retire $15 million of the face value of our 2021 Term Loans on the open market, resulting in a $1 million gain from early extinguishment of debt. At September 30, 2024, we were obligated to repurchase an additional $7 million of face value of our 2021 Term Loans on the open market for $6 million, and this transaction will be completed later in the fourth quarter of 2024, using cash on hand.

On September 25, 2024, we entered into an agreement with a lender to purchase a portion of our 2021 Term Loans. As a result of this agreement, the lender has purchased $32 million of the face value of our outstanding 2021 Term Loans for $30 million, under this plan. We plan to repurchase and retire these portions of our 2021 Term Loan later in the fourth quarter of 2024 using cash on hand.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association Master Agreement (the “ISDA Master Agreement”) with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. On June 25, 2024, we amended the notional amount of the interest rate caps in order to better match the outstanding amounts of the related outstanding indebtedness. At September 30, 2024, the caps had a combined notional value of approximately $2 billion and mature on December 31, 2025. The interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. The interest rate caps are designated as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month SOFR on our outstanding variable-rate debt in accordance with ASC 815. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, that enabled us to consider the amended swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan and our 2024 Term Loan to a maximum of 1-month Term SOFR of 4.96% and 5.047%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. At September 30, 2024 and December 31, 2023, the recorded value of the asset was $15 million and $24 million, net of accumulated amortization, respectively. At September 30, 2024 and December 31, 2023, the fair value of the derivative liability was $32 million and $23 million, respectively. We present the deferred premium, the asset, and the fair value of the derivative, net within other non-current liabilities in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $9 million and $7 million, respectively, of amortization expense for the asset during the nine-months ended September 30, 2024 and 2023, which is included as a component of cash flows from operating activities in our condensed consolidated statements of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. During the nine-months ended September 30, 2024 and 2023, we received $6 million and $2 million, respectively, of cash payments from the counterparties that we reclassified as reductions of interest expense from the interest rate caps in our condensed consolidated statements of operations.

For all of our interest bearing obligations, we made interest payments of approximately $257 million and $284 million during the nine-months ended September 30, 2024 and 2023, respectively. During the nine-months ended September 30, 2024 and 2023, we capitalized $1 million and $20 million of interest payments, respectively, related to the Assembly Atlanta project.

As of September 30, 2024, the aggregate minimum principal maturities of our long term debt for the remainder of 2024 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	Senior Credit Facility	2026 Notes	2027 Notes	2029 Notes	2030 Notes	2031 Notes	Total
Remainder of 2024	$8	$-	$-	$-	$-	$-	$8
2025	20	-	-	-	-	-	20
2026	20	10	-	-	-	-	30
2027	20	-	671	-	-	-	691
2028	1,399	-	-	-	-	-	1,399
2029	471	-	-	1,250	-	-	1,721
Thereafter	-	-	-	-	800	1,300	2,100
Total	$1,938	$10	$671	$1,250	$800	$1,300	$5,969

As of September 30, 2024, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. The Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, the carrying amount of our long-term debt was $5.9 billion and $6.2 billion, respectively, and the fair value was $5.1 billion and $5.6 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record during March, June, and September of 2024 and 2023, payable on the last business day of March, June, and September, 2024 and 2023. The total common stock and Class A common stock dividends declared and paid during each of the nine-month periods ended September 30, 2024 and 2023 were $24 million and $22 million, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of September 30, 2024, we had reserved 12.7 million shares and 1.2 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income (expense), net in our condensed consolidated statements of operations. During the nine-months ended September 30, 2024, the amount recorded as a benefit was not material.

During the nine-month period ended September 30, 2024, we contributed $22 million in matching cash contributions, and shares of our common stock valued at $9 million for our 2023 discretionary profit-sharing contributions, to the 401(k) Plan. The discretionary profit-sharing contribution was recorded as an expense in 2023 and accrued as of December 31, 2023. Based upon employee participation as of September 30, 2024, during the remainder of 2024, we expect to contribute approximately $6 million of matching cash contributions to this plan.

8.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2024 and 2023 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation expense, gross	$5	$5	$17	$14
Income tax benefit at our statutory rate associated with share-based compensation	(1)	(1)	(4)	(4)
Stock-based compensation expense, net	$4	$4	$13	$10

All shares of Class A common stock and common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted Class A common stock, common stock and restricted stock units activity for the nine-month periods ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended
	September 30, 2024		September 30, 2023
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	1,467,936	$12.17	997,745	$20.62
Granted(1)	1,785,958	$7.47	1,007,919	$8.15
Vested	(480,412)	$11.23	(461,953)	$20.27
Forfeited	(130,000)	$8.10	-	$-
Outstanding - end of period (1)	2,643,482	$9.36	1,543,711	$12.58

Restricted stock - Class A common:
Outstanding - beginning of period (1)	1,148,233	$12.37	677,238	$19.36
Granted(1)	823,393	$8.25	738,854	$8.34
Vested	(318,733)	$13.17	(203,986)	$18.76
Outstanding - end of period (1)	1,652,893	$10.16	1,212,106	$12.74

Restricted stock units - common stock:
Outstanding - beginning of period	587,168	$11.50	274,145	$23.60
Granted	1,229,390	$5.72	587,168	$11.50
Vested	(564,793)	$11.50	(247,953)	$23.64
Forfeited	(22,375)	$11.50	(26,192)	$23.15
Outstanding - end of period	1,229,390	$5.72	587,168	$11.50

(1)	For awards subject to future performance conditions, amounts assume target performance.

9.	Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of September 30, 2024, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows.

As of September 30, 2024, the weighted-average remaining term of our operating leases was approximately 9.1 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.63%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and nine-months ended September 30, 2024 and 2023, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease expense
Operating lease expense	$4	$4	$12	$13
Short-term lease expense	1	1	3	4
Total lease expense	$5	$5	$15	$17

The maturities of operating lease liabilities as of September 30, 2024, for the remainder of 2024 and the succeeding years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2024	$3
2025	14
2026	13
2027	11
2028	8
Thereafter	48
Total lease payments	97
Less: Imputed interest	(25)
Present value of lease liabilities	$72

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

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 42 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $8 million and $6 million as of September 30, 2024 and December 31, 2023, respectively. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three and nine-months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease revenue:
Fixed lease revenue	$5	$2	$16	$2
Variable lease revenue	4	4	12	11
Total operating lease revenue	$9	$6	$28	$13

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2024 (in millions):

Year ending December 31,	Operating Leases
Remainder of 2024	$7
2025	25
2026	24
2027	23
2028	23
Thereafter	249
Total lease receipts	$351

10.	Commitments and Contingencies

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

A summary of changes in our goodwill and other intangible assets, on a net basis, for the nine-months ended September 30, 2024 is as follows (in millions):

	Net Balance at	Disposals		Net Balance at
	December 31,	And		September 30,
	2023	Adjustments, Net	Amortization	2024

Broadcast licenses	$5,320	$(9)	$-	$5,311
Goodwill	2,643	(1)	-	2,642
Finite-lived intangible assets	415	-	(94)	321
Total intangible assets net of accumulated amortization	$8,378	$(10)	$(94)	$8,274

A summary of the changes in our goodwill, on a gross basis, for the nine-months ended September 30, 2024, is as follows (in millions):

	As of	Disposals	As of
	December 31,	And	September 30,
	2023	Adjustments, Net	2024

Goodwill, gross	$2,742	$(1)	$2,741
Accumulated goodwill impairment	(99)	-	(99)
Goodwill, net	$2,643	$(1)	$2,642

As of September 30, 2024 and December 31, 2023, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of September 30, 2024			As of December 31, 2023
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,365	$(54)	$5,311	$5,374	$(54)	$5,320
Goodwill	2,642	-	2,642	2,643	-	2,643
	$8,007	$(54)	$7,953	$8,017	$(54)	$7,963

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(151)	$65	$216	$(126)	$90
Other finite lived intangible assets	992	(736)	256	992	(667)	325
	$1,208	$(887)	$321	$1,208	$(793)	$415

Total intangibles	$9,215	$(941)	$8,274	$9,225	$(847)	$8,378

Amortization expense for the nine-month periods ended September 30, 2024 and 2023 was $94 million and $147 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2024, we expect that amortization expense for the remainder of 2024 would be approximately $31 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2025, $113 million; 2026, $83 million; 2027, $47 million; 2028, $13 million; and 2029, $3 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

12.	Income Taxes

For the three and nine-month periods ended September 30, 2024 and 2023, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$32	$3	$70	$(3)
Effective income tax rate	25%	(8)%	25%	4%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory federal income tax rate of 21% to our effective income tax rate. For the nine-month period ended September 30, 2024, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax rate of 25% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 1% and changes to our reserve accounts reduced our rate by 2%. For the nine-month period ended September 30, 2023, these estimates increased or decreased our statutory federal income tax rate to our effective income tax rate of 4% as follows: state income taxes added 3%, permanent differences between our U.S. GAAP income and taxable income reduced our rate by 7% and discrete items further reduced our rate by 13%.

During the nine-months ended September 30, 2024, we made $130 million of federal and state income tax payments, net of refunds. During the fourth quarter of 2024, we anticipate making income tax payments, net refunds, of approximately $3 million. As of September 30, 2024, we have an aggregate of approximately $282 million of various state operating loss carryforwards, of which we expect that approximately $201 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

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

		Production
As of and for the nine months ended September 30, 2024:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$2,531	$68	$-	$2,599
Operating expenses before depreciation, amortization, impairment and loss on disposal of assets, net:	1,719	57	80	1,856
Depreciation and amortization	186	14	2	202
Loss on disposal of assets, net	15	-	-	15
Operating expenses	1,920	71	82	2,073
Operating income (loss)	$611	$(3)	$(82)	$526

Interest expense	$-	$-	$363	$363
Capital expenditures (excluding business combinations)	$46	$57	$-	$103
Goodwill	$2,614	$28	$-	$2,642
Total assets	$9,840	$664	$127	$10,631

For the nine months ended September 30, 2023:

Revenue (less agency commissions)	$2,363	$54	$-	$2,417
Operating expenses before depreciation, amortization and (gain) loss on disposal of assets, net:	1,664	88	79	1,831
Depreciation and amortization	241	9	3	253
Impairment of goodwill and other intangible assets	-	43	-	43
Loss on disposal of assets, net	18	2	-	20
Operating expenses	1,923	142	82	2,147
Operating income (loss)	$440	$(88)	$(82)	$270

Interest expense	$-	$-	$324	$324
Capital expenditures (excluding business combinations)	$83	$201	$4	$288

As of December 31, 2023:

Goodwill	$2,615	$28	$-	$2,643
Total assets	$9,897	$658	$85	$10,640

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operating revenues are derived primarily from broadcasting and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the nine-months ended September 30, 2024 and 2023, we generated revenue of $2.6 billion and $2.4 billion, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the nine-months ended September 30, 2024 and 2023, approximately 24% and 26%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the nine-months ended September 30, 2024 and 2023 approximately 19% and 20%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a lower percentage of total revenue in even-numbered years due to, among other things, the decreased availability of advertising time, as a result of such years being the “on-year” of the two-year election cycle.

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

2024 Refinancing Activities. During 2024, we have undertaken several steps to implement our strategy to reduce our debt and extend the maturity of portions of our debt obligations that were scheduled to mature in the near future. Collectively, these actions are intended to resolve concerns over upcoming maturities, and to take advantage of other opportunities in the markets. Please refer to Note 4. “Long-Term Debt” for further information. During the nine-months ended September 30, 2024, we have:

●	Amended our Senior Credit Facility to:
o	Increase lender commitments under our Revolving Credit Facility to $680 million and extend the maturity date to December 31, 2027;
o	Fully repay the $1.15 billion 2019 Term Loan that was scheduled to mature on January 2, 2026;
o	Issue the $500 million 2024 Term Loan that will mature on June 4, 2029;
●	Pre-paid through a tender offer, $690 million of the $700 million in outstanding 2026 Notes that was scheduled to mature on July 15, 2026; and
●	Issued $1.25 billion of our 2029 Notes, that are secured pari passu with our Senior Credit Facility and that will mature on July 15, 2029.

In addition, during 2024 we used $72 million of cash to repurchase and retire $79 million of our outstanding 2027 Notes on the open market and we have used $14 million of cash to repurchase and retire $15 million of our outstanding 2021 Term Loans on the open market.

We project, including actions taken to date, a reduction of our Adjusted Total Indebtedness (also referred to as “Net Debt”) during the full-year 2024 of $500 million.

Cost Containment Initiatives. Starting in August 2024, we began identifying and implementing various measures throughout the company that we expect will further reduce operating expenses by at least $60 million on an annualized basis. As part of our routine budgeting process, we are carefully evaluating our capital expenditure needs for 2025.

We have taken several steps to reduce personnel expenses in 2025. These steps include streamlining workflows at our television stations and other business units, eliminating over 150 unfilled positions for which we were recruiting, eliminating certain positions which will not be filled following expected normal attrition throughout the second half of this year, and, for the first time in many years, eliminating certain positions across our television stations and certain business units. Importantly, despite these staffing changes, we will continue to employ journalists and meteorologists and continue to produce local newscasts in all of our existing local news markets, including small markets.

As a result of, and to account properly for, the costs to achieve these and certain additional cost containment measures, we currently anticipate recording a one-time charge of approximately $2 million in the fourth quarter of 2024.

Please see our “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion of our operating results.

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$365	38%	$363	45%	$1,110	43%	$1,099	45%
Political	173	18%	26	3%	247	10%	46	2%
Retransmission consent	369	39%	378	47%	1,121	43%	1,167	48%
Production companies	26	3%	20	3%	68	3%	54	3%
Other	17	2%	16	2%	53	1%	51	2%
Total	$950	100%	$803	100%	$2,599	100%	$2,417	100%

Results of Operations

Three-Months Ended September 30, 2024 (“the 2024 three-month period”) Compared to Three-Months Ended September 30, 2023 (“the 2023 three-month period”)

Revenue. Total revenue increased $147 million, or 18% in the 2024 three-month period. During the 2024 three-month period:

●	Core advertising revenue increased by $2 million or 1%, due in part to $20 million of advertising revenue on our 53 NBC channels from the broadcast of the 2024 Olympic Games;
●	Consistent with 2024 being the “on-year” of the two-year election cycle, political advertising revenue increased by $147 million, or 565%;
●	Retransmission consent revenue decreased by $9 million or 2%, due to a decrease in subscribers, offset, in part, by an increase in rates; and
●	Production company revenue increased by $6 million, or 30%, in the 2024 three-month period due to the start-up of our operations at Assembly Atlanta.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $14 million, or 3%, to $571 million in the 2024 three-month period. During the 2024 three-month period:

●	Broadcasting payroll expenses increased by $12 million as a result of routine increases in compensation and the filling of vacant positions.
●	Broadcasting non-payroll expenses increased by $1 million due to a combination of factors, none of which were individually significant.
●	Broadcasting non-cash stock-based compensation expense was approximately $1 million in each of the 2024 and 2023 three-month periods.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $4 million or 22% in the 2024 three-month period compared to the 2023 three-month period due primarily to increases in utilities, maintenance and property taxes at Assembly Atlanta is operational.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $1 million, or 4%, to $24 million. During the 2024 three-month period compensation expense increased by $2 million and professional services decreased by $1 million. Non-cash stock-based compensation expenses were $4 million in each of the 2024 and 2023 three-month periods.

Depreciation. Depreciation of property and equipment totaled $36 million in each of the 2024 and 2023 three-month periods.

Amortization. Amortization of intangible assets totaled $31 million and $48 million in the 2024 three-month period and the 2023 three-month period, respectively. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized and the impairment of certain finite-lived intangible assets in 2023.

Impairment of Goodwill and Other Intangible Assets. During the 2023 three-month period, we recognized a loss of $43 million for impairment of goodwill and other intangible assets related to the bankruptcy of Diamond Sports Group, LLC (“Diamond”)

Loss (Gain) on Disposal of Assets, Net. Loss on disposal of assets was $16 million in the 2024 three-month period primarily resulting from the acquisition of a construction permit to build Television station KCBU in exchange for the divestiture of television stations KCWY and KGWN that resulted in a loss of $14 million. In the 2023 three-month period, we reported a gain of $6 million.

Miscellaneous Income (Expense), Net. Miscellaneous income, net totaled $2 million in the 2024 three-month period and miscellaneous expense, net totaled $10 million in the 2023 three-month period, primarily due the write-off of an investment in the 2023 three-month period.

Interest Expense. Interest expense increased $19 million, or 17%, to $130 million for the 2024 three-month period compared to the 2023 three-month period. This increase was primarily attributable to increases in interest rates on our floating rate Senior Credit Agreement to 8.9% in the 2024 three-month period compared to 8.1% in the 2023 three-month period. Our average outstanding total long-term debt balance was $6.1 billion and $6.3 billion during the 2024 and 2023 three-month periods, respectively. Interest expense in the 2024 and 2023 three-month periods also included $3 million in each period, related to the non-cash amortization of fees for our interest rate cap agreement. Interest expense in each of the 2024 and 2023 three-month periods included $5 million, related to the amount outstanding under the Securitization Facility representing the amount outstanding under the facility at the one-month SOFR rate plus 1%.

Gain (Loss) from Early Extinguishment of Debt. During the 2024 three-month period, we have recorded a gain of $6 million primarily as a result of purchases of our 2027 Notes and 2021 Term Loans on the open market at a discount to their face value.

Income Tax Expense. We recognized income tax expense of $32 million and $3 million in the 2024 and 2023 three-month periods, respectively. Our effective income tax rates were 25% and (8%) in the 2024 and 2023 three-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2024 three-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 25% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 1% and changes to our reserve accounts reduced our rate by 2%.

Nine-Months Ended September 30, 2024 (“the 2024 nine-month period”) Compared to Nine-Months Ended September 30, 2023 (“the 2023 nine-month period”)

Revenue. Total revenue increased $182 million, or 8%, in the 2024 nine-month period from the 2023 nine-month period. During the 2024 nine-month period:

●

Core advertising revenue increased by $11 million or 1%, due in part to advertising revenue of $18 million from the broadcast of the Super Bowl on our 54 CBS channels in the 2024 nine-month period, compared to $6 million of revenue relating to the broadcast of the Super Bowl on our 27 FOX channels during the 2023 nine-month period, and $20 million of advertising revenue on our 53 NBC channels from the broadcast of the 2024 Olympic Games;

●	Consistent with 2024 being the “on-year” of the two-year election cycle, political advertising revenue increased by $201 million, or 437%;
●	Retransmission consent revenue decreased by $46 million or 4%, due to a decrease in subscribers, offset, in part, by an increase in rates; and
●	Production company revenue increased by $14 million, or 26%, in the 2024 nine-month period due to the start-up of our operations at Assembly Atlanta.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $55 million or 3%, to $1.7 billion. During the 2024 nine-month period:

●	Broadcasting payroll expenses increased by $47 million as a result of routine increases in compensation, accruals for incentive compensation and the filling of vacant positions.
●	Broadcasting non-payroll expenses increased by $8 million primarily due to an increase in sports programming expenses, partially offset by reductions in retransmission expense.
●	Broadcast non-cash stock-based compensation expense was $4 million in each of the 2024 and 2023 nine-month periods.

Production Company Expenses. Production company expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) decreased by approximately $31 million in the 2024 nine-month period to $57 million, compared to $88 million in the 2023 nine-month period. Production company operating expenses in the 2023 nine-month period included a $17 million allowance for credit losses related to the bankruptcy of Diamond, a counterparty in contracts with us and $18 million to settle litigation related to Assembly Atlanta.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $1 million, to $80 million in the 2024 nine-month period compared to the 2023 nine-month period. Non-cash stock-based compensation expenses increased to $13 million in the 2024 nine-month period compared to $11 million in the 2023 nine-month period.

Depreciation. Depreciation of property and equipment totaled $108 million and $106 million in the 2024 nine-month period and the 2023 nine-month period, respectively. Depreciation increased primarily due to the addition of depreciable assets.

Amortization. Amortization of intangible assets totaled $94 million and $147 million in the 2024 nine-month period and the 2023 nine-month period, respectively. Amortization decreased primarily due to finite-lived intangible assets becoming fully amortized.

Impairment of Goodwill and Other Intangible Assets. During the 2023 nine-month period we recognized a loss of $43 million for impairment of goodwill and other intangible assets related to the bankruptcy of Diamond.

Loss (Gain) on Disposals of Assets, Net. We recognized a loss on disposal of assets of $15 million in the 2024 nine-month period compared to a loss on disposal of assets of $20 million in the 2023 nine-month period. The loss in the 2024 nine-month period was primarily related to the acquisition of a construction permit to build television station KCBU in exchange for the divestiture of television stations KCWY and KGWN in which we recognized a loss of $14 million in the 2024 nine-month period. The loss in the 2023 nine-month period primarily related to the sale of television station KNIN, in which we recognized a loss of $14 million in the 2023 nine-month period.

Miscellaneous Income (Expense), Net. Miscellaneous income, net totaled $114 million in the 2024 nine-month period and $13 million of miscellaneous expense, net in the 2023 nine-month period. Miscellaneous income, net in the 2024 nine-month period was due primarily to a gain of $110 million from the sale of our investment in BMI. Miscellaneous expense, net in the 2023 nine-month period was due to the write-off of an investment.

Interest Expense. Interest expense increased $39 million, or 12%, to $363 million for the 2024 nine-month period compared to the 2023 nine-month period. This increase was primarily attributable to increases in interest rates on our floating rate Senior Credit Agreement to 8.5% in the 2024 nine-month period compared to 7.8% in the 2023 nine-month period. Our average outstanding total long-term debt balance was $6.2 billion and $6.3 billion during the 2024 and 2023 nine-month periods, respectively. Interest expense in the 2024 and 2023 nine-month periods also included $9 million and $7 million, respectively, related to the non-cash amortization of fees for our interest rate cap agreement. Interest expense in the 2024 and 2023 nine-month periods included $15 million and $11 million, respectively, related to the amount outstanding under the Securitization Facility representing the amount outstanding under the facility at the one-month SOFR rate plus 1%.

Loss from Early Extinguishment of Debt. The actions taken in our 2024 refinancing activities have resulted in a total net loss on early extinguishment of debt of $1 million in the 2024 nine-month period. The components of this net loss include:

●	A gain of $6 million from the repurchase of our 2027 Notes in the open market at a discount;
●	A gain of $1 million from the repurchase of our 2021 Term Loans in the open market at a discount; and
●	A loss of $8 million from the write-off of unamortized deferred financing costs related to the loans that were pre-paid in the 2024 refinancing activities.

Income Tax (Benefit) Expense. We recognized an income tax expense of $70 million and an income tax benefit of $3 million in the 2024 and 2023 nine-month periods, respectively. Our effective income tax rates were 25% and 4% in the 2024 and 2023 nine-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2024 nine-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 25% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 1% and changes to our reserve accounts reduced our rate by 2%.

Liquidity and Capital Resources

General

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$383	$565
Net cash provided by (used in) investing activities	10	(259)
Net cash used in financing activities	(345)	(346)
Net (decrease) increase in cash	$48	$(40)

	As of
	September 30, 2024	December 31, 2023
Cash	$69	$21
Long-term debt, including current portion, less deferred financing costs	$5,893	$6,160
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under Revolving Credit Facility	$674	$494

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $383 million in the 2024 nine-month period compared to $565 million in the 2023 nine-month period. The decrease in net cash provided by operating activities in the 2024 nine-month period compared to the 2023 nine-month period was due primarily to an increase in net income, a decrease in impairment of goodwill and intangible assets, an increase in gain on sale of investments and a decrease in working capital.

Net cash provided by investing activities was $10 million in the 2024 nine-month period compared to net cash used in investing activities of $259 million for the 2023 nine-month period. The increase in the net amount provided was primarily due to a decrease in cash used for purchases of property and equipment and an increase in proceeds received from the sale of investments and other assets.

Net cash used in financing activities was $345 million in the 2024 nine-month period compared to net cash used in financing activities of $346 million in the 2023 nine-month period. Excluding temporary borrowings and re-payments of amounts under our Revolving Credit Facility, in the 2024 nine-month period, we issued $1.25 billion in of our 2029 Notes and $500 million of the 2024 Term Loan to pre-pay our $1.2 billion 2019 Term Loan all under the Senior Credit Facility. In addition, we repurchased in a tender offer, $690 million of face value of our outstanding 2026 Notes. In connection with these transactions, we paid $47 million in fees and expenses. Furthermore, in the 2024 nine-month period, we used $72 million, to repurchase a portion of our 2027 Notes, and $14 million, to repurchase a portion of our 2021 Term Loan on the open market. During each period, we used $39 million of cash to pay dividends to holders of our preferred stock. During 2024 and 2023 nine-month periods, we used $24 million and $22 million, respectively, to pay dividends to holders of our common stock.

Liquidity. Based on our debt outstanding as of September 30, 2024, we estimate that we will make approximately $487 million in debt interest payments over the twelve months immediately following September 30, 2024. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next twelve months and the forseeable future. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the next twelve months and the forseeable future.

Collateral, Covenants and Restrictions of our credit agreements. Our obligations under the Senior Credit Agreement and the 2029 Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement. Gray Television, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Television, Inc.’s subsidiaries. Any subsidiaries of Gray Television, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Agreement. As of September 30, 2024, June 30, 2024 and March 31, 2024, there were no significant restrictions on the ability of Gray Television, Inc.’s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2029 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for financing transactions of their nature. As of September 30, 2024, June 30, 2024 and March 31, 2024, we were in compliance with all required covenants under all of our debt obligations.

In addition to results prepared in accordance with U.S. GAAP, “Leverage Ratio Denominator” is a metric that management uses to calculate our compliance with our financial covenants in our indebtedness agreements. This metric is calculated as specified in our Senior Credit Agreement and is a significant measure that represents the denominator of a formula used to calculate compliance with material financial covenants within the Senior Credit Agreement that govern our ability to incur indebtedness, incur liens, make investments and make restricted payments, among other limitations usual and customary for credit agreements of this type. Accordingly, management believes this metric is a very material metric to our debt and equity investors.

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on October 1, 2022. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with U.S. GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

Our “Adjusted Total Indebtedness”, “First Lien Adjusted Total Indebtedness” and “Secured Adjusted Total Indebtedness”, in each case “Net of All Cash”, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our Senior Credit Agreement, less all cash (excluding restricted cash) for the applicable amount of indebtedness.

Below is a calculation of our “Leverage Ratio”, “First Lien Leverage Ratio” and “Secured Leverage Ratio” as defined in our Senior Credit Agreement as of September 30, 2024:

Eight Quarters Ended
September 30, 2024
(in millions)
Net income	$316
Adjustments to reconcile from net income to Leverage Ratio Denominator as defined in our Senior Credit Agreement:
Depreciation	287
Amortization of intangible assets	339
Non-cash stock-based compensation	42
Common stock contributed to 401(k) plan	19
Loss on disposal of assets, net	39
Gain on disposal of investment, not in the ordinary course	(110)
Interest expense	903
Loss on early extinguishment of debt	4
Income tax expense	122
Impairment of investment	90
Amortization of program broadcast rights	69
Payments for program broadcast rights	(71)
Pension benefit	(5)
Contributions to pension plans	(4)
Adjustments for unrestricted subsidiaries	37
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	(1)
Transaction Related Expenses	3
Other	3
Total eight quarters ended September 30, 2024	$2,082
Leverage Ratio Denominator (total eight quarters ended September 30, 2024, divided by 2)	$1,041

September 30, 2024
(dollars in millions)

Total outstanding principal, including current portion	$5,969
Letters of credit outstanding	6
Cash	(69)
Adjusted Total Indebtedness	$5,906
Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.67

Total outstanding principal secured by a first lien	$3,188
Cash	(69)
First Lien Adjusted Total Indebtedness	$3,119
First Lien Leverage Ratio (maximum permitted incurrence is 3.50 to 1.00) (1)	3.00

Total outstanding principal secured by a liens	$3,188
Cash	(69)
Secured Adjusted Total Indebtedness	$3,119
Secured Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00)	3.00

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.

Debt. As of September 30, 2024, long-term debt consisted of obligations under our Senior Credit Facility, the $10 million in aggregate principal amount outstanding under 2026 Notes, the $671 million in aggregate principal amount outstanding of our 2027 Notes, the $1.25 billion in aggregate principal amount of our 2029 Notes, the $800 million in aggregate principal amount outstanding of our 2030 Notes and the $1.3 billion outstanding of our 2031 Notes. As of September 30, 2024, the Senior Credit Facility provided total commitments of $2.6 billion, consisting of a $1.4 billion term loan facility, a $499 million term loan facility, and $674 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at September 30, 2024.

Repurchase of Debt and Subsequent Event. On May 6, 2024, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness through December 31, 2025. On November 7, 2024, our Board of Directors authorized an increase in our debt repurchase authorization to repurchase additional debt in the open market, which replenished the previous authorization, bringing the total current authorization to $250 million. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice. During the nine-months ended September 30, 2024, we used $72 million of cash to repurchase and retire $79 million of the face value of our outstanding 2027 Notes, resulting in a $7 million gain from early extinguishment of debt. In addition, during the nine-months ended September 30, 2024, we used $14 million of cash to repurchase and retire $15 million of the face value of our 2021 Term Loans on the open market, resulting in a $2 million gain from early extinguishment of debt.  At September 30, 2024, we were obligated to repurchase and additional $7 million of face value of our 2021 Term Loans on the open market for $6 million and this transaction will be completed later in the fourth quarter of 2024, using cash on hand.

On September 25, 2024, we entered into a forward debt repurchase agreement with a lender to purchase on the open market up to $50 million of our 2021 Term Loans. As a result of this agreement, the lender has repurchased $32 million of the face value of our outstanding 2021 Term Loans for $30 million, under this plan. We plan to repurchase and retire these portions of our 2021 Term Loan in the fourth quarter of 2024 using cash on hand.

Capital Expenditures. We currently expect capital expenditures for full-year 2024 of $135 million, which includes approximately $35 million, net of reimbursements, related to Assembly Atlanta. We expect additional reimbursements of approximately $18 million in first quarter of 2025 related to 2024 capital expenditures at Assembly Atlanta.

Acquisition and Divestitures. On July 1, 2024, we completed a transaction with Marquee Broadcasting, Inc. (“Marquee”) in which we sold our television stations KCWY (NBC) in the Casper, Wyoming market (DMA 198) and KGWN (CBS) in the Cheyenne, Wyoming market (DMA 194) in exchange for Marquee’s FCC permit authorizing the construction of a new television station, that will be built in the Salt Lake City, Utah market (DMA 27), and will be known as KCBU. No cash or other consideration was exchanged to fulfill the terms of this exchange. The sale of television station KCWY and KGWN resulted in a non-cash loss on disposal of $14 million.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the nine-months ended September 30, 2024, we made federal or state income tax payments totaling $130 million, net of refunds. During the fourth quarter of 2024, we anticipate making income tax payments, net of refunds, of approximately $3 million. As of September 30, 2024, we have an aggregate of approximately $282 million of various state operating loss carryforwards, of which we expect that approximately $201 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

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

We believe that the market risk of our financial instruments as of September 30, 2024 has not materially changed since December 31, 2023. Our market risk profile on December 31, 2023 is disclosed in our 2023 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e))under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the nine-months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, see Note 10. “Commitments and Contingencies” within the accompanying condensed consolidated financial statements.

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

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Television, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY TELEVISION, INC. (Registrant)

Date: November 8, 2024	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac
Executive Vice President and Chief Financial Officer