Form 10-K
period 2024-12-31
GRAY MEDIA, INC
filed 2025-02-27
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY MEDIA, INC.

(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation)	58-0285030 (I.R.S. Employer Identification No.)
4370 Peachtree Road, NE Atlanta, GA (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock (no par value)	GTN.A	New York Stock Exchange
common stock (no par value)	GTN	New York Stock Exchange

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

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

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2024: Class A common stock and common stock; no par value – $445,969,521.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
91,812,952 shares outstanding as of February 21, 2025	9,730,058 shares outstanding as of February 21, 2025

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

GRAY MEDIA, INC.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Annual Report”) contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, assumptions underlying various estimates and estimates of future obligations and commitments, and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of this Annual Report and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. BUSINESS

On January 1, 2025, we changed our corporate name from Gray Television, Inc. to Gray Media, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report. As such, in this Annual Report, unless otherwise indicated or the context otherwise requires, the words “Gray,” “Gray Media,” “the Company,” “we,” “us,” and “our” refer to Gray Media, Inc. and its consolidated subsidiaries.

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

General

We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 113 television markets that collectively reach approximately 37% of US television households. This portfolio includes 78 markets with the top-rated television station and 99 markets with the first and/or second highest rated television station, as well as the largest Telemundo Affiliate group with 44 markets totaling over 1.5 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and digital advertising and from retransmission consent fees. For the years ended December 31, 2024, 2023 and 2022 our total revenue was $3.6 billion, $3.3 billion and $3.7 billion, respectively.

Markets and Stations

We believe a key driver for our strong market position is our focus on strong local news and information programming. We believe that our market position and our strong local teams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In 2024 and 2023, our largest market, by revenue, was Phoenix, Arizona, which contributed 5% and 4% of our total revenue, respectively. Our top 10 markets by revenue contributed approximately 26% and 25% of our total revenue in the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, our CBS-affiliated channels accounted for approximately 38% of total revenue; our NBC-affiliated channels accounted for approximately 27% of total revenue; our FOX-affiliated channels accounted for approximately 14% of total revenue; and our ABC-affiliated channels accounted for approximately 11% of total revenue. We refer to CBS, NBC, ABC and FOX as the “Big Four” networks.

In each of our markets, we own and operate at least one television station broadcasting a primary channel affiliated with one of the Big Four networks. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. Nearly all of our stations broadcast secondary digital channels that are affiliated with various networks or are independent of any network. The terms of our affiliations with broadcast networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates through December 31, 2028.

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

Television station revenue is derived primarily from local, regional and national advertising revenue, including digital advertising revenue, (together, but excluding political advertising revenue, “Core”) and retransmission consent fees. Television station revenue is also derived to a much lesser extent from studio and tower space rental fees and production activities. “Advertising” primarily refers to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and off-line content such as email messages, mobile applications, and other electronic content distributed by stations. Advertising rates are typically driven by: (i) the size of a station’s market; (ii) a station’s overall ratings; (iii) a program’s popularity among targeted viewers; (iv) the number of advertisers competing for available time; (v) the demographic makeup of the station’s market; (vi) the availability of alternative advertising media in the market; (vii) the presence of effective sales forces; and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications.

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

Maintain and Grow our Market Leadership Position. According to Nielsen, during 2024, our owned and operated television stations achieved the #1 ranking in overall audience in 78 of our 113 markets. In addition, our stations achieved the #1 and/or #2 ranking in overall audience in 99 of our 113 markets.

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

We also believe that our local market leadership positions help us in negotiating more beneficial terms in our major network affiliation agreements which currently expire at various dates through December 31, 2028, as well as our syndicated programming and local sports programming agreements. These leadership positions also give us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators and other multichannel video programming distributors (“MVPDs”).

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

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last several years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. We also consider the amount of leverage that an acquisition would entail and our ability to carry such additional leverage at and after the time of acquisition. Consistent with this strategy, we have completed several acquisition and divestiture transactions, including some that had a material impact on our results of operations, between late 2013 and mid 2024. For more information on these transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in each of 2024, 2023 and 2022, which we may also refer to collectively as our “acquisitions,” our “recent acquisitions” or “the acquisitions.”

Continue to Monetize Digital Spectrum. In addition to each station’s primary channel, we also broadcast a number of secondary channels. Certain secondary channels are simultaneously affiliated with more than one network. Our strategy includes expanding upon our digital offerings and sales. We continuously evaluate opportunities to use spectrum for future delivery of data to mobile devices using a new transmission standard called NextGen TV.

Continue to Maintain Prudent Cost Management. Historically, we have closely managed costs to maintain and improve our margins. We believe that our market leadership position provides additional negotiating leverage that enables us to lower, on a relative basis, our programming costs. We are pursuing opportunities to use spectrum more efficiently for content and sales by transitioning our stations to NextGen TV.

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint. In 2024 and 2023, we made net principal payments totaling $520 million and $310 million reducing the balance outstanding under our Senior Credit Agreement and Senior Notes (in each case as defined below), including both voluntary and required payments, strategic refinancing activities as well as open-market purchases of portions of our debt at prices below the face value of the instruments purchased. For more information regarding our payment, refinancing and debt purchase activities, see Note 4 “Long-term Debt” of our audited consolidated financial statements included herein.

Stations

Our television stations serve local communities across the country. From our largest market in Atlanta, Georgia (DMA 7) to our smallest in North Platte, Nebraska (DMA 209), as tabulated by Nielsen, we inform, educate, entertain and connect each of these communities to their state, the nation and the whole world. Nearly all markets have a local studio, tower, sales, technical and administrative personnel dedicated to their community. Our network affiliations include the Big Four networks and many more smaller networks. Nearly all stations also provide content through digital platforms including a local station website and one or more digital apps and/or Free Ad-Supported Television (“FAST”) channels. For more information about our stations please visit our corporate website at www.graymedia.com.

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

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2024, 2023 or 2022, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2024, 2023 and 2022 approximately 23%, 27% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2024, 2023 and 2022 approximately 20%, 20% and 17%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Recent developments by many companies, including digital streaming service providers and internet website operators, have expanded, and are continuing to expand, the variety and quality of broadcast and non-broadcast video programming available to consumers via the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming has, and is expected to further become, available through non-traditional methods, which can directly impact the number of TV viewers, and thus indirectly impact station rankings, popularity and revenue possibilities of our stations.

Programming. Competition for non-network programming involves negotiating with national program distributors, or syndicators, that sell “first run” and “off network” or rerun programming packages. Each station competes against the other broadcast stations in its market for exclusive access to first run programming (such as Wheel of Fortune) and off-network reruns (such as The Big Bang Theory). Broadcast stations also compete for exclusive news stories and features. Cable networks, streaming services and internet service providers compete with local stations for programming.

Advertising. Advertising revenues comprise the primary source of revenues for our stations. Our stations compete for advertising revenues in their respective markets with other television stations, digital platforms including Google and YouTube, Facebook and Instagram, local cable and other MVPD systems, as well as local newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories and direct mail.

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

When it resolved the 2018 quadrennial review in December 2023, the FCC adopted two modifications to the top-four prohibition that make it more restrictive. These rule changes took effect in March 2024. First, the FCC extended the top-four prohibition to low power television (“LPTV”) stations and multicast streams. As a result of this change, a licensee will be prohibited from acquiring network-affiliated programming of another top-four station in a DMA and then placing that programming on either the multicast stream of a full-power station or a LPTV station in a DMA in which it already owns another top-four rated station. These additional restrictions apply to transactions entered into after December 26, 2023. Existing combinations will be grandfathered, but may not be transferred or assigned except in compliance with the new rule. Second, the FCC modified its methodology for determining a station’s audience share for purposes of the top-four prohibition (and failing station waiver requests) to (i) consider audience share data over a 12-month period immediately preceding the date the application is filed, (ii) expand the relevant daypart for audience share data significantly, and (iii) require the inclusion of audience share data for all free-to-consumer, non-simulcast multicast streams.

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

Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage components generally are not deemed attributable under the FCC’s current rules and policies. However, the FCC previously requested comment on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership rules, and the FCC has recently provided additional scrutiny to such arrangements. The DOJ has also taken steps under the antitrust laws to block certain transactions involving joint sales or other services agreements.

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

The FCC also regulates broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is approximately $0.5 million per incident. The FCC has sought comment on whether it should modify its indecency policies but has not yet issued a decision in this proceeding. The outcome of this proceeding could affect future FCC policies in this area, which could have a material adverse effect on our business.

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

The FCC also has promulgated rules that: (i) grant DBS providers the right to seek market modifications based on factors similar to those used in the cable industry; (ii) broaden the FCC’s prohibition against joint retransmission negotiations by prohibiting joint retransmission negotiations by any stations in the same DMA not under common control; (iii) prohibit a television station from limiting the ability of an MVPD to carry into its local market television signals that are deemed significantly viewed; and (iv) eliminate the “sweeps prohibition,” which precluded cable operators from deleting or repositioning local commercial television stations during “sweeps” ratings periods. A proposal adopted in January 2025 will require MVPDs to report to the FCC any service disruptions resulting from failed retransmission consent negotiations that last longer than 24 hours.

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

●

Driving a diverse and inclusive culture. We are committed to a welcoming and inclusive environment in every aspect of our business. As we strive to deliver high-quality products and services that exceed expectations, we embrace the unique perspectives and experiences of our employees and partners and the communities we serve.

●

Focusing on a safe and healthy workplace. We value our employees and are committed to providing a safe and healthy workplace. All employees are required to comply with Company safety rules and expectations and are expected to actively contribute to making our Company a safer place to work.

Employees

As of February 21, 2025, we had 9,118 full-time employees and 384 part-time employees, of which, 510 full-time and 23 part-time employees at 17 stations were represented by various unions. We consider our relations with our employees to be good.

Corporate Information

Gray Media, Inc. is a Georgia corporation, incorporated in 1897 initially to publish the Albany Herald in Albany, Georgia. We entered the broadcast industry in 1953. Our executive offices are located at 4370 Peachtree Road, NE, Atlanta, Georgia 30319, and our telephone number at that location is (404) 504-9828. Our website address is http://www.graymedia.com. The information on our website is not incorporated by reference or part of this or any other report we file with or furnish to the Securities and Exchange Commission (“SEC”). We make the following reports filed or furnished, as applicable, with the SEC available, free of charge, on our website under the heading “SEC Filings” as soon as practicable after they are filed with, or furnished to, the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of the foregoing.

A Code of Ethics (“Code”) applies to all of our directors, executive officers and employees. The Code is available on our website in the Investor Relations section under the subheading Governance Documents. If any waivers of the Code are granted to an executive officer or director, the waivers will be disclosed in an SEC filing on Form 8-K.

Item 1A. RISK FACTORS

In addition to the other information contained in, incorporated by reference into or otherwise referred to in this Annual Report, you should consider carefully the following factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could materially adversely affect our business, financial condition and the results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us. This Annual Report also contains and incorporates, by reference, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including the occurrence of one or more of the following risk factors.

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

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters rather than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter and an increase in television viewership during these periods. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd-numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale of advertising to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2024 and 2023, we derived approximately 14% and 2%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could also be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

Uncertain financial and economic conditions may have an adverse impact on our business, results of operations or financial condition.

Uncertainty of financial and economic conditions over the longer term and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

Our dependence upon a limited number of advertising categories could adversely affect our business.

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2024 and 2023, we derived a material portion of non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2024, 2023 and 2022 approximately 23%, 27% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2024, 2023 and 2022 approximately 20%, 20% and 17%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the services sector, automotive or certain other industries, such as the medical, restaurant, communications, or furniture and appliances industries, declined.

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

Our business depends in large part on the success of our network affiliations. One or more stations in each of our operating markets are affiliated with at least one of the four major broadcast networks pursuant to individual affiliation agreements. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements generally expire at various dates through December 31, 2028 (with respect to Big Four networks).

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

We generate a meaningful portion of our advertising revenue from the sale of advertisements on our digital platforms and through the sale of inventory on digital platforms owned by third parties. Our ability to maintain and increase this advertising revenue is largely dependent upon the number of users actively visiting the digital sites, digital apps, and platforms and our arrangements that allow us to sell and service such inventory. Because digital advertising techniques are evolving, if our content, technology and/or advertisement-serving techniques do not evolve to meet the changing needs of advertisers, our advertising revenue could decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our digital advertising revenue.

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

Increased cybersecurity threats, attacks, and cybersecurity incidents impacting our information technology infrastructure or those of our third-party service providers could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.

We rely on technology and data owned or controlled by us or our third-party service providers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products and access to systems and data. Such use exposes us to cybersecurity threats arising from a variety of causes and forms, including from deliberate attacks or unintentional events. These cybersecurity incidents and similar attacks could include, but are not limited to, the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. These attacks and incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient, and attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, data corruption or operational disruption. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including that is software commonly used by companies in cloud-based services and bundled software. If we are subject to a cybersecurity incident or a similar attack, it could result in business interruption, disclosure of nonpublic information, alteration or corruption of data or systems, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation or investigations, including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, financial consequences and reputational damage adversely affecting customer or investor confidence, among other things, any or all of which could materially adversely affect our business. While we have experienced cybersecurity incidents in the past, and may experience additional cybersecurity incidents in the future, we are not aware of any cybersecurity incident having a material adverse effect on our business, results of operations or financial condition to date. However, there can be no assurance that we will not experience future cybersecurity incidents that may be material. Although we have systems and processes in place to try to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an cybersecurity incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity threats change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A cybersecurity incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

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

In addition, new technologies and methods of buying advertising present an additional competitive challenge, as competitors may offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at more efficiently capturing advertising spend. The number of viewers and ratings of our television stations and advertising revenues in general may be impacted by viewers moving to these programming alternatives and alternate media content providers, and by eliminating or reducing subscriptions to traditional MVPD services (“cord cutting” and “cord shaving,” respectively). As these programming alternatives continue to drive changes in consumer behavior and other consumption strategies, our business and results of operations may be materially affected.

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

Currently, we have a $5.7 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions under our Fifth Amended and Restated Credit Agreement (the “Senior Credit Agreement”), we have the ability to incur significant additional debt, including secured debt under our $680 million revolving credit facility. The terms of the indenture (the “2031 Notes Indenture”) governing our outstanding 5.375% senior notes due 2031 (the “2031 Notes”), the indenture (the “2030 Notes Indenture”) governing our outstanding 4.750% senior notes due 2030 (the “2030 Notes”), the indenture (the “2029 Notes Indenture”) governing our outstanding 10.5% senior secured first lien notes due 2029 (the “2029 Notes”), the indenture (the “2027 Notes Indenture”) governing our outstanding 7.0% senior notes due 2027 (the “2027 Notes”) and the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes” and, together with the 2031 Notes Indenture, the 2030 Notes Indenture, the 2029 Notes Indenture, the 2027 Notes Indenture and the 2026 Notes Indenture, the “Existing Indentures” or the “Indentures”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

Our ability to service our significant financial obligations depends on our ability to generate significant cash flow. This is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our Senior Credit Agreement or any other credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. Specifically, volatility in the capital markets may also impact our ability to obtain additional financing, or to refinance our existing debt, on terms or at times favorable to us. If we are unable to implement one or more of these alternatives, we may not be able to service our debt or other obligations, which could result in us being in default thereon, in which circumstances our lenders could cease making loans to us, and lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, which could have a material adverse effect on us.

The agreements governing our various debt obligations impose restrictions on our operations and limit our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including our Senior Credit Agreement and the Existing Indentures, include covenants imposing significant restrictions on our operations. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place, or will place, restrictions on our ability to, among other things:

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

The Existing Indentures and our Senior Credit Agreement require us to comply with certain financial ratios or other covenants; our failure to do so would result in a default thereunder, which would have a material adverse effect on us.

We are required to comply with certain financial or other covenants under the Existing Indentures and our Senior Credit Agreement. Our ability to comply with these requirements may be affected by events affecting our business, but beyond our control, including prevailing general economic, financial and industry conditions. These covenants could have an adverse effect on us by limiting our ability to take advantage of financing, investment, acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the Existing Indentures or our Senior Credit Agreement.

Upon a default under any of our debt agreements, the lenders or debtholders thereunder could have the right to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable, which could, in turn, trigger defaults under other debt obligations and could result in the termination of commitments of the lenders to make further extensions of credit under our Senior Credit Agreement. If we were unable to repay our secured debt to our lenders, or were otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and our subsidiary guarantors and against the collateral securing that debt. Any default resulting in an acceleration of outstanding indebtedness, a termination of commitments under our financing arrangements or lenders proceeding against the collateral securing such indebtedness would likely result in a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Senior Credit Agreement are at variable rates of interest and expose us to interest rate risk. If the rates on which our borrowings are based were to increase from current levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our other obligations would decrease.

To partially mitigate this risk, we have entered into interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with two counterparties in an aggregate notional amount of $1.9 billion. The interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. The interest rate caps effectively limit the annual interest charged on our Senior Credit Agreement’s current term loans to a maximum of 1-month Term SOFR of 4.96% and 5.047%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. We received $6 million and $4 million of cash payments from the counterparties 2024 and 2023, respectively, that we reclassify to reduce interest expense in our consolidated statement of operations.

Other Financial Risks

We recently have incurred impairment charges on our goodwill, other intangible assets and investments. In prior periods we have incurred impairment charges on our broadcast licenses. Any such future charges may have a material effect on the value of our total assets.

As of December 31, 2024, the book value of our broadcast licenses was $5.3 billion and the book value of our goodwill was $2.6 billion, in comparison to total assets of $10.5 billion.

During 2023, as a result of the bankruptcy of Diamond Sports Group, LLC (“Diamond”), our production companies segment recorded a non-cash charge of $43 million, for impairment of goodwill and other intangible assets. In January 2025, we received a cash payment of $4 million in settlement of our claim in the Diamond plan of reorganization that was confirmed on November 14, 2024.

Also, during the years ended December 31, 2024 and 2023, we have recognized impairment charges of $25 million and $29 million, respectively, related to investments. These impairment charges were recorded upon our determination that the fair value of the investments had declined on an other-than-temporary basis or that the recorded value was not recoverable.

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

Our Board of Directors reinstated a cash or stock dividend on both classes of our common stock beginning in the first quarter of 2021. The timing and amount of any future dividend is at the discretion of our Board of Directors, and they may be subject to limitations or restrictions in our Senior Credit Agreement and other financing agreements, including our Series A Perpetual Preferred Stock, we may be, or become, party to. We can provide no assurance when or if any future dividends will be declared on our common stock or Class A common stock. As a result, if and to the extent an investor ascribes value to a dividend paying stock, the value of our common stock or Class A common stock may be correspondingly affected.

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

The FCC has pursued several enforcement matters regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is approximately $0.5 million per incident, up to a maximum of approximately $4.7 million for a continuing violation. In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement policies without resolving the scope of the FCC’s ability to regulate broadcast content. In August 2013, the FCC issued a Public Notice seeking comment on whether it should modify its indecency policies. The FCC has not yet issued a decision in this proceeding and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and we are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

The FCC’s duopoly restrictions limit our ability to own and operate multiple television stations in the same market.

The FCC’s ownership rules generally prohibit us from acquiring an “attributable interest” in two television stations that are located in the same market unless at least one of the stations is not ranked among the top-four stations in the market (the “top-four” prohibition).

In December 2023, the FCC adopted two modifications to the top-four prohibition that make it more restrictive. These rule changes took effect in March 2024. First, the FCC extended the top-four prohibition to low power television (“LPTV”) stations and multicast streams. As a result of this change, a licensee will be prohibited from acquiring network-affiliated programming of another top-four station in a DMA and then placing that programming on either the multicast stream of a full-power station or a LPTV station in a DMA in which it already owns another top-four rated station. These additional restrictions will apply to transactions entered into after December 26, 2023. Existing combinations will be grandfathered, but may not be transferred or assigned except in compliance with the new rule, or a waiver of the new rule. Second, the FCC modified its methodology for determining a station’s audience share for purposes of the top-four prohibition (and failing station waiver requests) to (i) consider audience share data over a 12-month period immediately preceding the date the application is filed, (ii) expanding the relevant daypart for audience share data significantly, and (iii) requiring the inclusion of audience share data for all free-to-consumer, non-simulcast multicast streams.

In November 2022, the FCC issued a Forfeiture Order finding that Gray’s acquisition of CBS programming from another broadcaster in the Anchorage market for Gray’s station KYES-TV was inconsistent with the local television ownership rule’s “top-four” prohibition given Gray’s ownership of KTUU-TV in the same market (a top-four ranked station) and imposed a fine of $0.5 million. Gray has brought a judicial challenge to the FCC’s Order, which remains pending.

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

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39% of United States households through commonly owned television stations, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In December 2017, the FCC issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF Discount. This proceeding remains pending. This rule may constrain our ability to expand through additional station acquisitions. Currently our station portfolio reaches approximately 37% of total United States television households.

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

Although we have systems and processes in place to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or have been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats and incidents we face, see the section captioned “Operating Risks – Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer” within Part I, Item 1A. “Risk Factors”.

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

We also own Assembly Atlanta, which is a 135-acre real estate complex centered around the studio industry located in the City of Doraville, Georgia. The Assembly Atlanta development includes the 43-acre Assembly Studios complex. The studio operations are managed under an operating agreement with NBCUniversal Media, LLC (“NBCU”) through which NBCU will lease and operate the state-of-the-art studio facilities as well as manage our retained studio facilities at Assembly Studios and the adjacent Third Rail Studios.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers as of February 21, 2025:

Hilton H. Howell, Jr., age 62, has served as our Executive Chairman and Chief Executive Officer since January 2, 2019. Prior to that, Mr. Howell served as our Chairman, Chief Executive Officer, and President from June 2013 to December 2018. Mr. Howell is a member of the Executive Committee of the Board, has been a Director since 1993, and served as the Vice Chairman of the Board from 2002 to April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. In addition, he serves as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, and as Chairman of that company since February 2009. He was Executive Vice President of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company from 1991-2013 and has since served as Chief Executive Officer. Mr. Howell has served as General Counsel of Delta Life and Delta Fire since 1991. Mr. Howell also serves as a Director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a Director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors. Previously, Mr. Howell served as a board member of the National Association of Broadcasters and the NBC Affiliate Board.

Donald P. LaPlatney, age 65 has served as our President and Co-Chief Executive Officer since January 2, 2019. Prior to that, from July 2016 until the closing of the Raycom Merger, he served as Chief Executive Officer and President of Raycom Media, and served as member on their Board of Directors. Before that, he served as Chief Operating Officer of Raycom from April 2014 to July 2016, as Senior Vice President, Digital Media from April 2012 until April 2014, and as Vice President, Digital Media from August 2007 to April 2012. Prior to joining Raycom in 2007, Mr. LaPlatney held various executive positions at The Tube Media Corp., Westwood One, and Raycom Sports. In addition, Mr. LaPlatney serves as Chairman of the Television Board of the National Association of Broadcasters. Previously, Mr. LaPlatney served as Chairman of the NBC Affiliate Board.

Jeffrey R. Gignac, age 49, has served as our Executive Vice President since April 2024 and as our Chief Financial Officer since July 2024. Previously, he served as Managing Director and Head of Media & Telecom Investment Banking at Wells Fargo Securities. Prior to that he spent 18 years in leveraged finance, focused on the telecom, media and technology industries. Prior to Wells Fargo, Jeff worked at Ernst & Young and Arthur Andersen. He holds a BA in Accounting from Michigan State University and is a licensed CPA in the State of Georgia.

Kevin P. Latek, age 54, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Prior to that, he served as our Senior Vice President, Business Affairs since July 2013 and as our Vice President for Law and Development from March 2012 to June 2013. Prior to joining Gray, Mr. Latek practiced law in Washington, DC representing television and radio broadcasters and financial institutions in FCC regulatory and transactional matters. He is a member and officer of the CBS Affiliate Board and a past member of the FOX Affiliate Board of Governors.

Sandra Breland, age 62, has served as our Chief Operating Officer since May 2023. In early 2019, Ms. Breland joined Gray as a Senior Vice President of Local Media upon Gray’s acquisition of Raycom Media, where she served as a Group Vice President. Ms. Breland has over 30 years of experience in local broadcasting. She serves on the Board of Directors for the Carole Kneeland Project. Ms. Breland is past president of the Fox Affiliate Board of Governors and past chairman for the Louisiana Association of Broadcasters.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996 and June 30, 1995, respectively, under the symbols “GTN” and “GTN.A,” respectively.

As of February 21, 2025, we had 91,812,952 outstanding shares of common stock held by 16,451 stockholders and 9,730,058 outstanding shares of Class A common stock held by 665 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

For matters submitted to a shareholder vote, our Articles provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. Our Articles require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

During 2024, we have paid quarterly cash dividends totaling $0.32 per share on both classes of our common stock. While we have paid dividends to holders of our common stock on a quarterly basis since the beginning of 2021, any future payments of dividends will depend on our financial condition, results of operations, cash flows and such other factors as our Board of Directors deems relevant. In addition, the Senior Credit Agreement and our Indentures each contain covenants that could restrict our ability to pay cash dividends on our capital stock, which are currently applicable. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

During 2024, we paid quarterly cash dividends on our outstanding 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”). Shares of the Preferred Stock accrue dividends on the face value of $650 million in (A) cash at a rate of 8% per annum or, (B) at the Company’s option, in-kind at a rate of 8.5% per annum, as declared by our Board of Directors.

Stock Performance Graph

The following graphs compare the cumulative total return of our common stock and Class A common stock from January 1, 2020 to December 31, 2024, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on January 1, 2020. Any dividends are assumed to have been reinvested as paid.

	As of
	1/1/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Gray Media, Inc. common stock	$100	$83	$95	$54	$45	$17
NYSE Composite Index	$100	$107	$129	$117	$133	$154
TV Broadcasting Stations Index	$100	$90	$95	$74	$67	$74

	As of
	1/1/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Gray Media, Inc. Class A common stock	$100	$84	$94	$57	$46	$41
NYSE Composite Index	$100	$107	$129	$117	$133	$154
TV Broadcasting Stations Index	$100	$90	$95	$74	$67	$74

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Media, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein.

This section of our Annual Report discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. A detailed discussion of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report for the year ended December 31, 2023.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 113 television markets that collectively reach approximately 37 percent of US television households. The portfolio includes 78 markets with the top-rated television station and 99 markets with the first and/or second highest rated television station, as well as the largest Telemundo Affiliate group with 44 markets totaling over 1.5 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and digital advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the years ended December 31, 2024, 2023 and 2022, we generated revenue of $3.6 billion, $3.3 billion and $3.7 billion, respectively.

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

We also sell digital advertising on our stations’ websites and mobile apps. These advertisements may be sold as banner advertisements, video advertisements and other types of advertisements or sponsorships.

Our broadcast and digital advertising revenues are affected by several factors that we consider to be seasonal in nature. These factors include:

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2024, 2023 and 2022 approximately 23%, 27% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2024, 2023 and 2022 approximately 20%, 20% and 17%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a lower percentage of total revenue in even-numbered years due to, among other things, the decreased availability of advertising time, as a result of such years being the “on-year” of the two-year election cycle.

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

2024 Refinancing and Debt Reduction Activities. During 2024 we completed several steps to enhance our liquidity, to extend the maturity of portions of our debt obligations that were scheduled to mature in the near future and to reduce the principal amount of our debt outstanding. Please refer to Note 4. “Long-Term Debt” for further information. During 2024, we:

●	Increased lender commitments under our Revolving Credit Facility to $680 million and extended the maturity date of all commitments thereunder to December 31, 2027;
●	Issued a $500 million 2024 Term Loan that will mature on June 4, 2029 ($498 million outstanding at December 31, 2024);
●	Issued $1.25 billion of 2029 Notes, that are secured pari passu with our Senior Credit Agreement and that will mature on July 15, 2029;
●	Fully repaid the $1.15 billion 2019 Term Loan that was scheduled to mature on January 2, 2026; and
●	Pre-paid through a tender offer, $690 million of the $700 million in outstanding 2026 Notes that were scheduled to mature on July 15, 2026.

In addition, in the year ended December 31, 2024 we used $327 million of cash to repurchase and retire an aggregate principal amount of $373 million of our outstanding 2019 Term Loan, 2027 Notes, 2030 Notes and 2031 Notes on the open market. Currently, our Board of Directors has authorized us to make additional open market repurchases of our indebtedness of $250 million.

Together with other payments at par, collectively, these actions resulted in a $520 million reduction in the principal amount of our outstanding indebtedness at December 31, 2024, as compared to December 31, 2023.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, and the percentage contribution of each to our total revenue (dollars in millions):

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Revenue:
Core advertising	$1,490	41%	$1,514	46%	$1,496	41%
Political	497	14%	79	2%	515	14%
Retransmission consent	1,482	41%	1,532	47%	1,496	41%
Production companies	105	3%	86	3%	93	3%
Other	70	1%	70	2%	76	1%
Total	$3,644	100%	$3,281	100%	$3,676	100%

Results of Operations

Year Ended December 31, 2024 (“2024”) Compared to Year Ended December 31, 2023 (“2023”)

Revenue. Total revenue increased $363 million, or 11%, to $3.6 billion for 2024 compared to 2023.

During 2024:

●

Core advertising revenue decreased by $24 million, due primarily to displacement during the on-year of the two-year political advertising cycle, partially offset by advertising revenue of $18 million from the broadcast of the Super Bowl on our 54 CBS channels, compared to $6 million of revenue relating to the broadcast of the Super Bowl on our 27 FOX channels during 2023, and $20 million of advertising revenue on our 53 NBC channels from the broadcast of the 2024 Olympic Games;

●	Consistent with 2024 being the on-year of the two-year political advertising cycle, political advertising revenue increased by $418 million;
●	Retransmission consent revenue decreased by $50 million due to a decrease in subscribers, offset, in part, by an increase in rates; and
●	Production company revenue increased by $19 million in 2024 primarily due to the start-up of our operations at Assembly Atlanta.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization, impairment and gain on disposal of assets) increased $49 million, or 2%, to $2.3 billion for 2024, compared to 2023.

During 2024:

●

Broadcasting payroll and employee benefit expenses increased by $27 million primarily as a result of routine increases in compensation of $32 million, increases of $2 million severance pay and offset in part by decreases of $8 million in contributions to our defined contribution retirement plan;

●	Broadcasting non-payroll expenses increased by $21 million primarily due to increases in sports programming costs; and
●	Broadcast non-cash stock-based compensation expense was $5 million in each of the 2024 and 2023 years.

Production Company Expenses. Production company expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) decreased by approximately $32 million in 2024 to $83 million, compared to $115 million in 2023. Production company operating expenses decreased in 2024 primarily due to significant expenses incurred in 2023, which did not re-occur in 2024.

Corporate and administrative expenses. Corporate and administrative expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) decreased by $8 million, or 7%, to $104 million in 2024 compared to $112 million in 2023, primarily as a result of decreases in professional services costs. We recorded corporate non-cash stock-based compensation expense of $17 million and $15 million in 2024 and 2023, respectively.

Depreciation. Depreciation of property and equipment totaled $144 million and $145 million for 2024 and 2023, respectively.

Amortization of intangible assets. Amortization of intangible assets totaled $125 million and $194 million for 2024 and 2023, respectively. Amortization decreased primarily due to finite-lived intangible assets becoming fully amortized.

Impairment of goodwill and other intangible assets. In 2024 we did not incur impairment charges, compared to $43 million of impairment charges incurred in 2023.

Loss on Disposals of Assets, Net. We recognized a loss on disposal of assets of $20 million in 2024 compared to a loss on disposal of assets of $21 million in 2023. The loss in 2024 was primarily related to the acquisition of a construction permit to build television station KCBU in exchange for the divestiture of television stations KCWY and KGWN in which we recognized a loss of $14 million. The loss in 2023 was primarily related to the sale of television station KNIN, in which we recognized a loss of $14 million in 2023.

Miscellaneous Income, Net. Miscellaneous income, net totaled $117 million and $7 million in 2024 and 2023, respectively. Miscellaneous income, net in 2024 was due primarily to a gain of $110 million from the sale of our investment in BMI.

Impairment of Investments. During 2024 and 2023, we wrote down the value of certain investments to their estimated net realizable values. The total impairment charges were $25 million and $29 million in 2024 and 2023, respectively.

Interest Expense. Interest expense increased $45 million, or 10%, to $485 million for 2024 compared to 2023. This increase was primarily attributable to several factors including: increases in average interest rates on all of our debt to 7.2% in 2024 compared to 6.5% in 2023, partially offset by a decrease in the outstanding principal balances of our debt, for a net increase of $22 million; a reduction in the amount of capitalized construction period of interest which increased interest expense by $19 million; an increase in deferred financing cost amortization, consistent with our 2024 refinancing activities, which increased interest expense by $2 million; and an increase in the amortization of costs related to our interest rate caps which increased interest expense by $2 million.

Gain (Loss) on Early Extinguishment of Debt. We recorded a gain on the early extinguishment of debt of $34 million in 2024, primarily as a result of our open-market repurchases of debt, partially offset by the write-off of deferred financing costs related to the open-market repurchases and expenses incurred related to our refinancing activities. We recorded a loss on the early extinguishment of debt of $3 million in 2023 related the write-off of deferred financing costs related to the partial repayment of a portion of our 2017 Term Loan.

Income Tax Expense. Our effective income tax rate increased to a net provision of 24% for 2024 from 7% for 2023. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21%	21%
Current year permanent items	1%	(13)%
State and local taxes, net of federal tax benefit	4%	6%
Reserve for uncertain tax positions	(3)%	(1)%
Other items, net	1%	(6)%
Effective income tax expense rate	24%	7%

We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We estimate that these income tax payments, before deducting refunds, will be within a range of $80 million to $100 million in 2025.

Liquidity and Capital Resources

General. Our primary sources of liquidity are cash on hand, cash flows from operations and borrowing capacity under our Revolving Credit Facility.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; commitments for various syndicated television programs; and commitments under affiliation agreements with networks. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2025 will be to reduce our indebtedness, fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities and maintain operations. For a description of the Company’s various contractual and other commitments requiring future payments, see Note 12 “Commitments and Contingencies” of our audited consolidated financial statements included elsewhere herein. In addition, for a description of the Company's interest payments and future maturities of long-term debt, see Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein.

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$751	$648	$829
Net cash used in investing activities	(28)	(291)	(503)
Net cash used in financing activities	(609)	(397)	(454)
Net increase (decrease) in cash	$114	$(40)	$(128)

	December 31,
	2024	2023
Cash	$135	$21
Long-term debt, including current portion, less deferred financing costs	$5,621	$6,160
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under Senior Credit Agreement	$674	$494

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2024 Compared to 2023

Net cash provided by operating activities increased $103 million to $751 million in 2024 compared to net cash provided by operating activities of $648 million in 2023. The increase in cash provided by operating activities was primarily due to an increase in net income of $451 million; offset, in part, by a $144 million decrease in cash provided by changes in working capital; and a decrease in net non-cash charges of $204 million.

Net cash used in investing activities decreased $263 million to $28 million for 2024 compared to $291 million for 2023. The net decrease in the amount used was primarily due to a decrease in cash used for purchases of property and equipment and an increase in proceeds received from the sale of investments and other assets.

Net cash used in financing activities increased $212 million to $609 million in 2024 compared to net cash used in financing activities of $397 million in 2023. During 2024 and 2023, we used $52 million of cash to pay dividends to holders of our preferred stock and $32 million and $30 million, respectively, to pay dividends to holders of our common stock. During 2024 and 2023, we used a net amount of $474 million and $310 million, respectively, for principal payments net of borrowings on our long-term debt.

Liquidity. Based on our debt outstanding as of December 31, 2024, we estimate that we will make approximately $450 million in debt interest payments over the twelve months immediately following December 31, 2024. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Agreement (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next twelve months and the forseeable future. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Agreement (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the next twelve months and the forseeable future.

Collateral, Covenants and Restrictions of our Credit Agreements. Our obligations under the Senior Credit Agreement and the 2029 Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement. Gray Media, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Media, Inc.’s subsidiaries. Any subsidiaries of Gray Media, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Agreement. As of December 31, 2024, there were no significant restrictions on the ability of Gray Media, Inc.’s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2029 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for financing transactions of their nature. As of December 31, 2024, we were in compliance with all required covenants under all of our debt obligations.

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

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on January 1, 2023. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with U.S. GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

Our “Adjusted Total Indebtedness”, “First Lien Adjusted Total Indebtedness” and “Secured Adjusted Total Indebtedness”, in each case “Net of All Cash”, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our Senior Credit Agreement, less all cash (excluding restricted cash) for the applicable amount of indebtedness.

Below is a calculation of our “Leverage Ratio”, “First Lien Leverage Ratio” and “Secured Leverage Ratio” as defined in our Senior Credit Agreement as of December 31, 2024:

Calculation of Leverage Ratio, First Lien Leverage Ratio and Secured Leverage Ratio, as each is defined in our Senior Credit Agreement (Unaudited):

Eight Quarters Ended
December 31, 2024
(in millions)
Net income	$299
Adjustments to reconcile from net income to Leverage Ratio Denominator as defined in our Senior Credit Agreement:
Depreciation	289
Amortization of intangible assets	319
Non-cash stock-based compensation	42
Common stock contributed to 401(k) plan	10
Loss on disposal of assets, net	41
Gain on disposal of investment, not in the ordinary course	(110)
Interest expense	925
Gain on early extinguishment of debt	(31)
Income tax expense	111
Impairment of investment	97
Amortization of program broadcast rights	66
Payments for program broadcast rights	(67)
Pension benefit	(5)
Contributions to pension plans	(4)
Adjustments for unrestricted subsidiaries	45
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	(1)
Other	2
Total eight quarters ended December 31, 2024	$2,028
Leverage Ratio Denominator (total eight quarters ended December 31, 2024, divided by 2)	$1,014

December 31, 2024
(dollars in millions)

Total outstanding principal, including current portion	$5,690
Letters of credit outstanding	6
Cash	(135)
Adjusted Total Indebtedness	$5,561
Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.49

Total outstanding principal secured by a first lien	$3,143
Cash	(135)
First Lien Adjusted Total Indebtedness	$3,008
First Lien Leverage Ratio (maximum permitted incurrence is 3.5 to 1.00) (1)	2.97

Total outstanding principal secured by a lien	$3,143
Cash	(135)
Secured Adjusted Total Indebtedness	$3,008
Secured Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00)	2.97

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.

Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. Effective on January 1, 2025, these plans were:

●	The Gray Media, Inc. Retirement Plan (the “Gray Pension Plan”)
●	The Gray Media 401(k) Savings Plan (the “Gray 401(k) Plan”)
●	Gray Media, Inc. Retirement Plan for Certain Bargaining Class Employees (the “Meredith Plan”)

The Gray Pension Plan is a defined benefit pension plan covering certain of our legacy employees. Benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the plan.

Our funding policy for the Gray Pension Plan is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2024, was 5.48%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2023 was 4.79%. Our assumptions regarding expected return on plan assets reflects asset allocations, the investment strategy and the views of investment managers, as well as historical experience. In 2024, we used an assumed rate of return of 6.25% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a gain of 0.7% for the year ended December 31, 2024, and a gain of 13.7% for the year ended December 31, 2023. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the Pri-2012 total mortality table and the MP-2021 projection scale published by the Society of Actuaries.

During the year ended December 31, 2024, we determined that no contribution to the Gray Pension Plan was required. During the year ended December 31, 2023, we contributed $4 million to the Gray Pension Plan. Currently we do not expect that a contribution to the Gray Pension Plan will be needed in 2025. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

The Gray 401(k) Plan is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. During 2024 and 2023, employer contributions under the Gray 401(k) Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2024 and 2023, our matching contributions to our Capital Accumulation Plan were approximately $28 million and $26 million, respectively. An additional profit-sharing contribution was not approved for 2024. As of and for the year ended December 31, 2023, an additional profit-sharing contribution of $10 million was approved and accrued as a liability. This liability was settled in the first quarter of 2024 by the issuance of Gray common stock to the participants of the Gray 401(k) Plan.

In connection with the Meredith Transaction, in 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. As of December 31, 2024 and 2023, the Meredith Plan had combined plan assets of $22 million and $16 million, respectively, and combined projected benefit obligations of $18 million and $11 million, respectively. A net asset of $4 million and $5 million for this plan are recorded in our financial statements as of December 31, 2024 and 2023, respectively.

See Note 11 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning these retirement plans.

Capital Expenditures

We currently expect that our capital expenditures will range between approximately $85 million to $90 million during 2025, which includes capital expenditures at our Assembly Atlanta project. We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. Consistent with previous practice, we anticipate transferring certain public infrastructure at Assembly Atlanta to the CID for which we anticipate receiving proceeds during 2025. We expect reimbursements of approximately $25 million in 2025 for work completed to date, and that our capital expenditures in 2025 will be less than the reimbursements we expect to receive. We can give no assurances of the actual proceeds to be received in the future from the CID, nor the timing of any such proceeds.

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

The following are our material expected off balance sheet contractual obligations and commitments as of December 31, 2024:

●	Cash interest on long-term debt obligations, including interest expense on long-term debt and required future principal repayments under those obligations.
●	Preferred Stock dividends.
●

On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a three-year $300 million revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, for the purpose of providing additional liquidity in order to repay indebtedness under the Senior Credit Agreement. The Securitization Facility permits the SPV to draw up to a total of $300 million, subject to the outstanding amount of the receivables pool and other factors. The Securitization Facility is subject to interest charges, at the one-month SOFR rate plus 100 basis points on the amount of the outstanding facility. The SPV is also required to pay an upfront fee and a commitment fee in connection with the Securitization Facility.

●	Programming obligations not currently accrued that represent obligations for syndicated television programming whose license period has not yet begun, or the program is not yet available.
●

Network affiliation agreements representing the fixed obligations under our current agreements with broadcast networks. Certain network affiliation agreements include variable fee components such as percentage of revenue or rate per subscriber. Our network affiliation agreements expire at various dates primarily through December 31, 2028.

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

Subsequent Events

In December 2024, we entered into a series of agreements through which we anticipate receiving approximately $35 million in return for (a) all of Gray’s interests in certain third-party leases for space at Gray-owned tower sites, and (b) the exclusive right to market and lease space at those Gray-owned tower sites to third parties. We will retain ownership and control of each such tower site and will not incur any additional operating costs with respect to the subject tower sites. We anticipate closing the transactions at various times during 2025, with the majority of closings occurring in the first half of 2025.

Inflation

During 2024, we have experienced moderate inflation of our operating expenses and increases in interest rates on amounts outstanding under our Senior Credit Agreement. There can be no assurance that further increases in the rate of inflation or interest rates in the future would not have an adverse effect on operating results.

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

Our broadcasting operating segment is comprised of a single reporting unit. Each of the distinct businesses within our production companies operating segment represent a reporting unit. Therefore, as of December 31, 2024, we evaluated our goodwill for impairment for five reporting units. One reporting unit for all of our broadcast television operations and four for each of the distinct businesses within our production companies. The Company has considered the requirements as stipulated within ASC 350. Management has identified the applicable assets and liabilities for each of the reporting units in accordance with ASC 350.

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2024, we performed a qualitative assessment for 56 of our broadcast licenses and three of our reporting units. In 2023, we performed a qualitative assessment for 59 of our broadcast licenses and one of our reporting units.

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

For our annual broadcast licenses impairment test in 2024, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our qualitative assessments. We elected to perform a quantitative assessment for our remaining broadcast licenses and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we considered assumptions related to historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. Our valuation technique included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and theoretical assumptions for the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years. We also consider other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2024, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for one of our reporting units. We elected to perform a quantitative assessment for the remainder of our reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations.

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

At December 31, 2024 and 2023, the recorded value of our broadcast licenses was $5.3 billion and the recorded value of our goodwill was $2.6 billion, at each date. See Note 13 “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein, for the results of our annual impairment tests for the years ended December 31, 2024, 2023 and 2022.

During 2023, as a result of the bankruptcy of Diamond Sports Group, LLC (“Diamond”), our production companies segment recorded a non-cash charge of $43 million for impairment of goodwill and other intangible assets.

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

The methodology we used to value our stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through December 31, 2024, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Due to certain characteristics of a small number of the stations acquired in 2023, we ascribed approximately $14 million of the value of those transactions to network affiliations.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2024 (in millions, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2024):
Broadcast licenses	$5,311	$2,656	$3,983
Other intangible assets, net (including network affiliation agreements)	290	1,741	1,016

Statement of Operations (For the year ended December 31, 2024):
Amortization of intangible assets	125	275	200
Operating income	851	701	776
Net income attributable to common stockholders	323	211	267
Per share - basic	$3.40	$2.22	$2.81
Per share - diluted	$3.36	$2.20	$2.78

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

Under the Senior Credit Agreement, we pay interest based on a floating interest rate on balances outstanding. On February 23, 2023, we entered into interest rate caps pursuant to an International Swaps and Derivatives Association ("ISDA") Master Agreement with Wells Fargo Bank, NA and Truist Bank, respectively. On June 25, 2024, we amended the notional amount of the interest rate caps in order to align the rate caps with the outstanding amounts of the related indebtedness. As of December 31, 2024, the caps have a combined fixed notional value of approximately $1.9 billion through maturity on December 31, 2025. The agreement effectively limits the annual interest charged on all of our variable rate debt to a maximum one-month SOFR rate of 5 percent, plus the Applicable Margin, as specified in our Senior Credit Agreement. The Company is also required to pay aggregate fees in connection with the agreement of approximately $34 million that is due and payable on December 31, 2025. The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. This hedging agreement was entered into to mitigate the interest rate risk inherent in our variable rate debt and is not for speculative trading purposes. Because of these interest rate caps, at December 31, 2024, a 100-point basis increase in market interest rates would have increased our interest expense and decreased our income before income taxes by $6 million for the year ended December 31, 2024. A 100 basis point decrease in market interest rates would have decreased our interest expense and increased our income before income taxes by $6 million for the year ended December 31, 2024.

We pay a fixed rate of interest on the 2031 Notes, 2030 Notes, 2029 Notes, 2027 Notes and 2026 Notes. As of December 31, 2024, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as SOFR or the prime rate. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

At December 31, 2024 and 2023, the principal outstanding of our long-term debt, including current portion, was $5.7 billion and $6.2 billion, respectively, and the fair value of our long-term debt, including current portion, was $4.6 billion and $5.6 billion, respectively, as of December 31, 2024 and 2023. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gray Media, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Indefinite-Lived Intangible Asset Impairment Assessment

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated broadcast licenses are $5.3 billion as of December 31, 2024 and are tested for impairment at least annually. In the Company’s assessment of impairment, management identified those broadcast licenses for which a qualitative assessment would be performed to determine whether it is more likely than not that the broadcast license is impaired. For those broadcast licenses for which the Company did not elect to perform a qualitative analysis, the Company performed a quantitative analysis which involves comparing the estimated fair value of the broadcast licenses to their respective carrying values. To estimate the fair value of the broadcast licenses, management used an income approach. Under this approach, the broadcast license value is based on the estimated after-tax discounted future cash flows of the license, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The assumptions considered by management in the analysis reflect historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

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

●

We tested management’s process for determining the fair value of the broadcast licenses subject to the quantitative impairment assessment. We compared management’s forecasts of future revenue and operating margin to historical operating results for the Company’s similar existing broadcast licenses, as well as third-party market specific industry data. We tested the assumptions related to the start-up years in the discounted cash flow model where there is no historical or third-party market data available to support those assumptions by evaluating the reasonableness of management’s build-up of revenues and operating margins over the start-up period.

●

We utilized our valuation specialist to assist in testing the Company’s discounted cash flow models and certain significant assumptions, including discount rates, for broadcast licenses subject to a quantitative impairment assessment.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Atlanta, Georgia

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Media, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Gray Media, Inc (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gray Media, Inc. and subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and schedule of the Company and our report dated February 27, 2025 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Atlanta, Georgia

February 27, 2025

GRAY MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31,
	2024	2023
Assets:
Current assets:
Cash	$135	$21
Accounts receivable, less allowance for credit losses of $15 and $17, respectively	337	342
Current portion of program broadcast rights, net	17	18
Income tax refunds receivable	6	21
Prepaid income taxes	25	18
Prepaid and other current assets	21	48
Total current assets	541	468

Property and equipment, net	1,577	1,601
Operating lease right of use asset	69	75
Broadcast licenses	5,311	5,320
Goodwill	2,642	2,643
Other intangible assets, net	290	415
Investments in broadcasting and technology companies	66	85
Deferred pension assets	19	17
Other	27	16
Total assets	$10,542	$10,640

See accompanying notes.

GRAY MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except for share data)

	December 31,
	2024	2023
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$75	$23
Employee compensation and benefits	111	110
Accrued interest	112	63
Accrued network programming fees	79	37
Other accrued expenses	53	57
Federal and state income taxes	5	22
Current portion of program broadcast obligations	18	20
Deferred revenue	29	23
Dividends payable	15	14
Current portion of operating lease liabilities	10	11
Current portion of long-term debt	20	15
Total current liabilities	527	395

Long-term debt, less current portion and less deferred financing costs	5,601	6,145
Program broadcast obligations, less current portion	1	1
Deferred income taxes	1,347	1,359
Operating lease liabilities, less current portion	62	69
Other	71	50
Total liabilities	7,609	8,019

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares issued 111,166,022 shares and 107,179,827 shares, respectively outstanding 90,768,247 shares and 87,227,481 shares, respectively	1,198	1,174
Class A common stock, no par value; authorized 25,000,000 shares, issued 11,237,386 shares and 10,413,993 shares, respectively outstanding 8,814,187 shares and 8,162,266 shares, respectively	57	50
Retained earnings	1,375	1,084
Accumulated other comprehensive loss	(30)	(23)
	2,600	2,285
Treasury stock at cost, common stock, 20,397,775 shares and 19,952,346 shares, respectively	(284)	(282)
Treasury stock at cost, Class A common stock, 2,423,199 shares and 2,251,727 shares, respectively	(33)	(32)
Total stockholders’ equity	2,283	1,971
Total liabilities and stockholders’ equity	$10,542	$10,640

See accompanying notes.

GRAY MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for net income per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue (less agency commissions):
Broadcasting	$3,539	$3,195	$3,583
Production companies	105	86	93
Total revenue (less agency commissions)	3,644	3,281	3,676
Operating expenses before depreciation, amortization, impairment and loss (gain) on disposals of assets, net:
Broadcasting	2,317	2,268	2,165
Production companies	83	115	83
Corporate and administrative	104	112	104
Depreciation	144	145	129
Amortization of intangible assets	125	194	207
Impairment of goodwill and other intangible assets	-	43	-
Loss (gain) on disposal of assets, net	20	21	(2)
Operating expenses, net	2,793	2,898	2,686
Operating income	851	383	990
Other income (expense):
Miscellaneous income (expense), net	117	7	(4)
Impairment of investments	(25)	(29)	(18)
Interest expense	(485)	(440)	(354)
Gain (loss) on early extinguishment of debt	34	(3)	-
Income (loss) before income taxes	492	(82)	614
Income tax expense (benefit)	117	(6)	159
Net income (loss)	375	(76)	455
Preferred stock dividends	52	52	52
Net income (loss) attributable to common stockholders	$323	$(128)	$403

Basic per share information:
Net income (loss) attributable to common stockholders	$3.40	$(1.39)	$4.38
Weighted average shares outstanding	95	92	92

Diluted per share information:
Net income (loss) attributable to common stockholders	$3.36	$(1.39)	$4.33
Weighted average shares outstanding	96	92	93

Dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes.

GRAY MEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$375	$(76)	$455

Other comprehensive (loss) income:

Adjustment to pension liability	(1)	7	20
Adjustment to fair value of interest rate caps	(8)	(23)	-
Income tax (benefit) expense of adjustments	(2)	(5)	5
Other comprehensive (loss) income	(7)	(11)	15

Comprehensive income (loss)	$368	$(87)	$470

See accompanying notes.

GRAY MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions, except for number of shares)

										Accumulated
	Class A					Treasury Stock		Treasury Stock		Other Comprehensive
	Common Stock		Common Stock		Retained	Class A Common Stock		Common Stock		(Loss)
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Income	Total

Balance at December 31, 2021	9,424,691	$39	104,286,324	$1,127	$869	(1,998,179)	$(28)	(16,747,268)	$(223)	$(27)	$1,757

Net income	-	-	-	-	455	-	-	-	-	-	455

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Common stock dividends	-	-	-	-	(30)	-	-	-	-	-	(30)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	15	15

Issuance of common stock:
401(k) Plan	-	-	307,885	7	-	-	-	-	-	-	7
2017 Equity and Incentive Compensation Plan:
Restricted stock awards	250,448	-	400,927	-	-	(132,545)	(3)	(210,367)	(4)	-	(7)
Restricted stock unit awards	-	-	108,921	-	-	-	-	(32,958)	(1)	-	(1)

Repurchase of common stock	-	-	-	-	-	-	-	(2,646,193)	(50)	-	(50)

Stock-based compensation	-	6	-	16	-	-	-	-	-	-	22

Balance at December 31, 2022	9,675,139	$45	105,104,057	$1,150	$1,242	(2,130,724)	$(31)	(19,636,786)	$(278)	$(12)	$2,116

Net loss	-	-	-	-	(76)	-	-	-	-	-	(76)

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Common stock dividends	-	-	-	-	(30)	-	-	-	-	-	(30)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	6	6

Adjustment to fair value of interest rate cap, net of income	-	-	-	-	-	-	-	-	-	(17)	(17)

Issuance of common stock:
401(k) Plan	-	-	819,898	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	738,854	-	1,007,919	-	-	(121,003)	(1)	(234,938)	(3)	-	(4)
Restricted stock unit awards	-	-	247,953	-	-	-	-	(80,622)	(1)	-	(1)

Stock-based compensation	-	5	-	15	-	-	-	-	-	-	20

Balance at December 31, 2023	10,413,993	$50	107,179,827	$1,174	$1,084	(2,251,727)	$(32)	(19,952,346)	$(282)	$(23)	$1,971

See accompanying notes.

GRAY MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions, except for number of shares)

										Accumulated
	Class A					Treasury Stock		Treasury Stock		Other Comprehensive
	Common Stock		Common Stock		Retained	Class A Common Stock		Common Stock		(Loss)
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Income	Total

Balance at December 31, 2023	10,413,993	$50	107,179,827	$1,174	$1,084	(2,251,727)	$(32)	(19,952,346)	$(282)	$(23)	$1,971

Net income	-	-	-	-	375	-	-	-	-	-	375

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Common stock dividends	-	-	-	-	(32)	-	-	-	-	-	(32)

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	(1)	(1)

Adjustment to fair value of interest rate cap, net of income tax	-	-	-	-	-	-	-	-	-	(6)	(6)

Issuance of common stock:
401(k) Plan	-	-	1,765,444	9	-	-	-	-	-	-	9
2022 Equity and Incentive
Compensation Plan:
Restricted stock awards	823,393	-	1,655,958	-	-	(171,472)	(1)	(257,029)	(1)	-	(2)
Restricted stock unit awards	-	-	564,793		-	-	-	(188,400)	(1)	-	(1)

Stock-based compensation	-	7	-	15	-	-	-	-	-	-	22

Balance at December 31, 2024	11,237,386	$57	111,166,022	$1,198	$1,375	(2,423,199)	$(33)	(20,397,775)	$(284)	$(30)	$2,283

See accompanying notes.

GRAY MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$375	$(76)	$455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	144	145	129
Amortization of intangible assets	125	194	207
Amortization of deferred loan costs	15	13	16
Accretion of original issue discount and premium related to long-term debt, net	-	(1)	(1)
Amortization of stock based compensation	22	20	22
Amortization of program broadcast rights	28	37	48
Payments on program broadcast obligations	(29)	(38)	(49)
Common stock contributed to 401(k) plan	-	10	9
Deferred income taxes	(9)	(91)	(20)
Loss (gain) on disposal of assets, net	20	21	(2)
Gain on sale of investment	(110)	-	-
(Gain) loss on early extinguishment of debt	(34)	3	-
Impairment of investments	25	29	18
Impairment of goodwill and other intangible assets	-	43	-
Other	(1)	14	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5	308	(26)
Income tax receivable or prepaid	8	26	(4)
Other current assets	27	7	-
Accounts payable	52	(32)	(5)
Employee compensation, benefits and pension costs	1	12	3
Accrued network fees and other expenses	49	(5)	6
Accrued interest	49	3	8
Income taxes payable	(17)	7	5
Deferred revenue	6	(1)	10
Net cash provided by operating activities	751	648	829

Cash flows from investing activities:
Acquisitions of businesses and broadcast licenses, net of cash acquired	(1)	(6)	(58)
Proceeds from sale of television stations	-	6	-
Purchases of property and equipment	(143)	(348)	(436)
Proceeds from Repack reimbursement (Note 1)	-	-	7
Proceeds from asset sales	14	54	4
Proceeds from sale of investment	110	-	-
Reimbursement of development costs	-	18	-
Investments in broadcast, production and technology companies	(7)	(14)	(16)
Other	(1)	(1)	(4)
Net cash used in investing activities	(28)	(291)	(503)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	2,070	300	-
Repayments of borrowings on long-term debt	(2,544)	(610)	(315)
Repurchases of common stock	-	-	(50)
Payments of common stock dividends	(32)	(30)	(30)
Payments of preferred stock dividends	(52)	(52)	(52)
Deferred and other loan costs	(47)	-	-
Payments for taxes related to net share settlement of equity awards	(4)	(5)	(7)
Net cash used in financing activities	(609)	(397)	(454)
Net (decrease) increase in cash	114	(40)	(128)
Cash at beginning of year	21	61	189
Cash at end of year	$135	$21	$61

See accompanying notes.

GRAY MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 113 television markets that collectively reach approximately 37 percent of US television households. The portfolio includes 78 markets with the top-rated television station and 99 markets with the first and/or second highest rated television station, as well as the largest Telemundo Affiliate group with 44 markets totaling over 1.5 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

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

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. During each of the years ended December 31, 2024, 2023 and 2022, we determined that several of our investments were impaired and we recorded an impairment expense of $25 million, $29 million and $18 million, respectively. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous income (expense), net in our consolidated statements of operations. These investments are reported together as a non-current asset on our consolidated balance sheets.

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

Allowance for Credit Losses. We are exposed to credit risk primarily through sales of broadcast and digital advertising with a variety of direct and agency-based advertising customers, retransmission consent agreements with multichannel video program distributors and program production sales and services. We recorded expenses for this allowance of $2 million, $21 million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Securitization Facility is subject to interest charges, at the adjusted one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (100-point basis) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

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

The amount sold to the Purchasers was $300 million at December 31, 2024 and 2023, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $337 million and $296 million at December 31, 2024 and 2023, respectively. Total receivables sold under the Securitization Facility were $597 million and $596 million at December 31, 2024 and 2023, respectively. Pursuant to the Securitization Facility, we recognized a charge of $9 million for the year ended December 31, 2023, that representing the discount on the accounts receivable balance transferred to the SPV. This discount was included in our loss on disposal of assets in our Consolidated Statements of Operations in 2023.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our consolidated balance sheets (in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$17	$16
Provision for credit losses	2	21
Amounts written off	-	(20)
Amounts recovered from previous write-offs	(4)	-
Ending balance	$15	$17

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

Property and Equipment. Property and equipment are recorded at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	December 31,		Useful Lives
	2024	2023	(in years)

Property and equipment, net:
Land	$385	$368
Buildings and improvements	908	868	7	to	40
Equipment	1,105	1,082	3	to	20
Construction in progress	82	81
	2,480	2,399
Accumulated depreciation	(903)	(798)
Total	$1,577	$1,601

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During the years ended December 31, 2024 and 2023, we received cash proceeds from the CID. The following table lists the type of proceeds received (in millions):

	December 31,
	2024	2023

Proceeds received for assets sold to the CID	$9	$46
Proceeds received for reimbursement of development costs	-	18
	$9	$64

The following tables provide additional information related to gain on disposal of assets, net included in our consolidated statements of operations and purchases of property and equipment included in our consolidated statements of cash flows (in millions):

	Year ended December 31,
	2024	2023	2022
(Loss) Gain on disposal of assets, net:
Proceeds from sale of television stations and other assets	$13	$60	$4
Proceeds from FCC Repack	-	-	7
Net book value of assets disposed	(33)	(73)	(9)
Non-cash loss on divestitures	-	1	-
Securitization Facility	-	(9)	-
Total	$(20)	$(21)	$2

Purchase of property and equipment:
Recurring purchases - operations	$97	$107	$170
Assembly Atlanta project	46	240	264
Repack	-	1	2
Total	$143	$348	$436

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

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was $4 million as of each of December 31, 2024 and 2023, and included in other liabilities on our balance sheets. During the years ended December 31, 2024, 2023 and 2022, expenses related to our asset retirement obligations were not material.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2024, 2023 and 2022 approximately 23%, 27% and 28%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2024, 2023 and 2022 approximately 20%, 20% and 17%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Weighted average shares outstanding, basic	95	92	92
Weighted average shares underlying stock options and restricted shares	1	-	1
Weighted average shares outstanding, diluted	96	92	93

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

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2024, consist of adjustments to our pension asset, the fair value of our interest rate caps and the related income tax effects. Our comprehensive income for the year ended December 31, 2024, consisted of adjustments to our pension asset, the fair value of our Interest Rate Caps and the related income tax effect of each. Our comprehensive loss for the year ended December 31, 2023, consisted of the adjustment of the fair value of our pension liability and the related income tax effects. As of December 31, 2024 and 2023, the balances were as follows (in millions):

	December 31,
	2024	2023
Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(8)	$(7)
Adjustment to fair value of interest rate caps	(31)	(23)
Income tax benefit	(9)	(7)
Accumulated other comprehensive loss	$(30)	$(23)

Recent Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The purpose of this amendment was to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Currently we do not expect that the implementation of these changes will have a material effect on our financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The purpose of this amendment was to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Currently we do not expect that the implementation of these changes will have a material impact on our financial statements.

In addition to the accounting standards described above, certain amounts have also been reclassified to conform to the current presentation.

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

Advertising Revenue. Broadcast advertising revenue is generated primarily from the broadcast of television advertising time to local, national and political advertisers, including digital advertising revenue. Most advertising contracts are short-term, and generally run only for a few weeks. Our performance obligation is satisfied when the advertisement is broadcast or appears on our stations’ websites or mobile applications. Advertising revenue is recognized when the performance obligation is satisfied and then billed to the customer in the period the revenue is recognized. We have an unconditional right to receive payment of the amount billed generally within 30 days of the invoice date. Payment terms are expressly stated in our standard terms and conditions. The invoiced amount to be received is recorded in accounts receivable on our balance sheets.

We broadcast the customer’s advertisement either preceding or following a television station’s network programming and within local and syndicated programming. Broadcast advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach. In addition, broadcast advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Broadcast advertising rates are generally the highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a major network can be affected by ratings of network programming. Digital advertising is placed on our stations’ websites and mobile applications. These advertisements may be in the form of banner advertisements, pre-roll advertisements or video and other types of advertisements or sponsorships.

We generate advertising revenue either by the efforts of our direct sales employees or through third-party advertising agency intermediaries. Third party advertising intermediaries represent the customer and contract with us to deliver broadcast or digital advertising for the customer.

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our consolidated balance sheet as advertising deposit liabilities. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $13 million of revenue in the year ended December 31, 2024 that was included in the advertising deposit liability balance as of December 31, 2023. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is recorded as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	December 31,
	2024	2023

Advertising deposit liabilities	$12	$13
Other deposit liabilities	17	10
Total deferred revenue	$29	$23

Disaggregation of Revenue. Revenue from our broadcast segment is generated through both our direct and advertising agency intermediary sales channels. Revenue from our production companies segment is generated through our direct sales channel. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Year Ended December 31,
	2024	2023	2022
Market and service type:
Advertising:
Core	$1,490	$1,514	$1,496
Political	497	79	515
Total advertising	1,987	1,593	2,011
Retransmission consent	1,482	1,532	1,496
Production companies	105	86	93
Other	70	70	76
Total revenue	$3,644	$3,281	$3,676

Sales channel:
Direct	$2,236	$2,225	$2,163
Advertising agency intermediary	1,408	1,056	1,513
Total revenue	$3,644	$3,281	$3,676

3.	Acquisitions and Divestitures

During 2024, 2023 and 2022, we completed a number of acquisition and divestiture transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties. For each television station described, the DMA rank presented is the DMA rank at the time of acquisition.

2024 Acquisition and Divestitures

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

The value of the construction permit acquired from Marquee is $1 million, which is based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. In determining the fair value of the acquired asset, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

The acquisition of the construction permit for station KCBU and the sale of television stations KCWY and KGWN resulted in a net non-cash loss on disposal of $14 million.

In addition, we acquired broadcast licenses totaling approximately $1 million that did not qualify as acquisitions of businesses.

BMI Investment Sale

On February 8, 2024, we received $110 million in pre-tax cash proceeds from the closing of the sale of Broadcast Music, Inc. (“BMI”) to a shareholder group led by New Mountain Capital, LLC. Our basis in this investment was not material and the related gain was recorded in miscellaneous income, net.

2023 Acquisition and Divestiture

On May 1, 2023, we and Marquee completed transactions in which we sold television station KNIN (FOX) in the Boise, Idaho market (DMA 102) for $6 million, and purchased television station WPGA (MeTV) in the Macon, Georgia market (DMA 126) for $6 million.

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

In addition, we acquired broadcast licenses totaling approximately $27 million that did not qualify as acquisitions of businesses.

4.	Long-term Debt

As of December 31, 2024 and 2023, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 10.5% senior notes due 2029 (the “2029 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% senior notes due 2031 (the “2031 Notes”) as follows (in millions):

	December 31,
	2024	2023
Long-term debt:
2019 Senior Credit Facility:
2019 Term Loan (matures January 2, 2026)	$-	$1,190
2021 Term Loan (matures December 1, 2028)	1,395	1,470
2024 Term Loan (matures June 4, 2029)	498	-
2026 Notes (matures July 15, 2026)	10	700
2027 Notes (matures May 15, 2027)	528	750
2029 Notes (matures July 15, 2029)	1,250	-
2030 Notes (matures October 15, 2030)	790	800
2031 Notes (matures November 15, 2031)	1,219	1,300
Total outstanding principal, including current portion	5,690	6,210
Unamortized deferred loan costs - Senior Credit Facility	(34)	(18)
Unamortized deferred loan costs - 2026 Notes	-	(3)
Unamortized deferred loan costs - 2027 Notes	(3)	(6)
Unamortized deferred loan costs - 2029 Notes	(12)	-
Unamortized deferred loan costs - 2030 Notes	(8)	(10)
Unamortized deferred loan costs - 2031 Notes	(12)	(14)
Unamortized premium - 2026 Notes	-	1
Less current portion	(20)	(15)
Long-term debt, less current portion and deferred financing costs	$5,601	$6,145

Borrowing availability under Revolving Credit Facility	$674	$494

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

The net proceeds from the 2029 Notes were used, together with the net proceeds from a $500 million tranche F term loan (the “2024 Term Loan”) and a $150 million draw under our Revolving Credit Facility (as defined below), both under the Senior Credit Facility (as defined below), and cash on hand, to fully pre-pay our $1.2 billion tranche E 2019 Term Loan under the Senior Credit Facility; repurchase in a tender offer $690 million of face value of our outstanding 5.875% 2026 Notes; and pay all costs and accrued interest in connection with the offering.

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

Repurchase of Debt. On May 6, 2024, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness. This authorization has been replenished and extended through December 31, 2025. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2024, we used $327 million of cash to purchase and retire a total of $373 million of the outstanding principal amount of our 2019 Term Loan, 2027 Notes, 2030 Notes and 2031 Notes in the open market. These open market transactions resulted in a gain of $46 million, excluding the write-off of a proportional amount of the deferred financing costs related to each of the outstanding debt amounts that were retired.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association Master Agreement (the “ISDA Master Agreement”) with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. On June 25, 2024, we amended the notional amount of the interest rate caps in order to better match the outstanding amounts of the related outstanding indebtedness. At December 31, 2024, the caps had a combined notional value of approximately $1.9 billion and mature on December 31, 2025. The interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. The interest rate caps are designated as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month SOFR on our outstanding variable-rate debt in accordance with ASC 815. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, that enabled us to consider the amended swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan and our 2024 Term Loan to a maximum of 1-month Adjusted Term SOFR of 4.96% and 5.047%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. At December 31, 2024 and 2023, the recorded value of the asset was $12 million and $24 million, net of accumulated amortization, respectively. At December 31, 2024 and 2023, the fair value of the derivative liability was $32 million and $23 million, respectively. We present the deferred premium, the asset, and the fair value of the derivative, net within other non-current liabilities in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $12 million and $10 million, respectively, of amortization expense for the asset during the years ended December 31, 2024 and 2023, which is included as a component of cash flows from operating activities in our condensed consolidated statements of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. During the years ended December 31, 2024 and 2023, we received $6 million and $4 million, respectively, of cash payments from the counterparties that we reclassified as reductions of interest expense from the interest rate caps in our condensed consolidated statements of operations.

For all of our interest bearing obligations, we made interest payments of approximately $394 million, $419 million and $339 million during the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, we capitalized $2 million, $20 million and $9 million of interest payments, respectively, related to the Assembly Atlanta project.

As of December 31, 2024, the aggregate minimum principal maturities of our long-term debt were as follows (in millions):

	Minimum Principal Maturities
	2019 Senior	2026	2027	2029	2030	2031
Year	Credit Facility	Notes	Notes	Notes	Notes	Notes	Total
2025	$20	$-	$-	$-	$-	$-	$20
2026	20	10	-	-	-	-	30
2027	20	-	528	-	-	-	548
2028	1,355	-	-	-	-	-	1,355
2029	478	-	-	1,250	-	-	1,728
Thereafter	-	-	-	-	790	1,219	2,009
Total	$1,893	$10	$528	$1,250	$790	$1,219	$5,690

Collateral, Covenants and Restrictions of our Credit Agreements. Our obligations under the Senior Credit Agreement and the 2029 Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement. Gray Media, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Media, Inc.’s subsidiaries. Any subsidiaries of Gray Media, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Agreement. As of December 31, 2024, there were no significant restrictions on the ability of Gray Media, Inc.’s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2029 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for borrowing transactions of their nature. As of December 31, 2024 and 2023, we were in compliance with all required covenants under all of our debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses and deferred revenue approximate fair value at both December 31, 2024 and 2023.

The value of all of our investments in broadcasting and technology companies are classified as Level 3.

As of December 31, 2024, the carrying amount of our long-term debt was $5.6 billion and the fair value was $4.6 billion. As of December 31, 2023, the carrying amount of our long-term debt was $6.2 billion and the fair value was $5.6 billion. Fair value of our long-term debt is based on observable estimates provided by third-party financial service providers and is classified as Level 2.

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

Our common stock and Class A common stock are entitled to receive cash dividends, if declared, on an equal per-share basis. During the years ended December 31, 2024, 2023 and 2022, we declared and paid quarterly cash dividends totaling $0.32 per share of our common stock and Class A common stock.

On May 5, 2022, our shareholders approved, and our Board of Directors adopted, our 2022 Equity and Incentive Compensation Plan (the “2022 EICP”). The 2022 EICP replaced our 2017 Equity and Incentive Compensation Plan. Under 2022 EICP, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2024, we had reserved three million shares and one million shares of our common stock and Class A common stock, respectively, for future issuance under our 2022 EICP. As of December 31, 2024, we also have 10 million shares of our common stock reserved for issuance under the 401(k) Plan (as defined below).

7.	Preferred Stock

At December 31, 2024 and 2023 there were 650,000 shares of our Series A Perpetual Preferred Stock outstanding with a stated face value and liquidation value of $1,000 per share (the “Series A Preferred Stock”). Holders of shares of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Preferred Stock. The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash, or 8.5% per annum if such dividends are to be paid in additional shares of Series A Preferred Stock (“PIK Election Dividends”). If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Preferred Stock through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

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

The approval of the holders of the Series A Preferred Stock, voting separately as a class, is required in order to authorize, create or issue new shares of Series A Perpetual Preferred stock (other than to pay dividends), or alter the rights of any other shares that are or would be equal to or senior to the Series A Preferred Stock, or to amend, alter or repeal the articles of incorporation as amended from time to time if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Series A Preferred Stock.

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

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors under our active stock-based compensation plan, the “2022 EICP”. The following table presents our stock-based compensation expense and the related income tax benefits for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense, gross	$22	$20	$22
Income tax benefit at our statutory rate associated with stock-based compensation	(6)	(5)	(6)
Stock-based compensation expense, net	$16	$15	$16

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

As of December 31, 2024, we had $16 million of total unrecognized compensation expense related to all non-vested stock-based compensation arrangements. This expense is expected to be recognized over a period of 1.5 years.

A summary of activity for the years ended December 31, 2024, 2023 and 2022 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	1,467,936	$12.17	997,745	$20.62	1,035,728	$19.69
Granted	1,785,958	7.47	1,007,919	8.15	400,927	21.68
Vested	(556,187)	12.51	(537,728)	20.32	(438,910)	19.38
Forfeited	(130,000)	8.10	-	-	-	-
Outstanding - end of period	2,567,707	$9.03	1,467,936	$12.17	997,745	$20.62

Restricted stock - Class A common:
Outstanding - beginning of period	1,148,233	$12.37	677,238	$19.36	720,421	$18.22
Granted	823,393	8.25	738,854	8.34	250,448	20.52
Vested	(382,606)	14.24	(267,859)	18.95	(293,631)	17.55
Outstanding - end of period	1,589,020	$9.78	1,148,233	$12.37	677,238	$19.36

Restricted stock units - common:
Outstanding - beginning of period	587,168	$11.50	274,145	$23.60	125,247	$19.02
Granted	1,229,390	5.72	587,168	11.50	259,079	23.87
Vested	(564,793)	11.50	(247,953)	23.64	(108,921)	19.03
Forfeited	(22,375)	11.50	(26,192)	23.15	(1,260)	19.05
Outstanding - end of period	1,229,390	$5.72	587,168	$11.50	274,145	$23.60

9.	Leases

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

As of December 31, 2024, the weighted average remaining term of our operating leases was nine years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.7%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the years ended December 31, 2024, 2023 and 2022, respectively (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense:
Operating lease expense	$16	$18	$17
Short-term lease expense	5	5	3
Total operating lease expense	$21	$23	$20

The following table presents the maturities of operating lease liabilities were as follows (in millions):

Year:
2025	$15
2026	13
2027	11
2028	8
2029	8
Thereafter	43
Total lease payments	98
Less: Imputed interest	(26)
Present value of lease liabilities	$72

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

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 43 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $9 million and $6 million as of December 31, 2024 and 2023, respectively. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our consolidated statement of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the years ended December 31, 2024, 2023 and 2022, respectively (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease revenue:
Fixed lease revenue	$22	$8	$1
Variable lease revenue	15	15	14
Total operating lease revenue	$37	$23	$15

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2024 (in millions):

Year:
2025	$25
2026	24
2027	23
2028	23
2029	23
Thereafter	226
Total lease receipts	344

10.	Income Taxes

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

Federal and state and local income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$106	$73	$148
State and local	20	12	31
Current income tax expense	126	85	179
Deferred:
Federal	(6)	(76)	(21)
State and local	(3)	(15)	1
Deferred income tax benefit	(9)	(91)	(20)
Total income tax (benefit) expense	$117	$(6)	$159

Significant components of our deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2024	2023
Deferred tax liabilities:
Net book value of property and equipment	$135	$149
Broadcast licenses, goodwill and other intangible assets	1,340	1,338
Other	6	3
Total deferred tax liabilities	1,481	1,490

Deferred tax assets:
Liability for compensated absences	6	6
Liability for accrued bonus	12	13
Liability under health and welfare plan	2	3
State and local operating loss carryforwards	11	7
Unearned income	4	2
Restricted stock	3	2
Investments	7	3
Interest expense limitation	76	88
Other comprehensive income	8	6
Other	12	10
Total deferred tax assets	141	140
Valuation allowance for deferred tax assets	(7)	(9)
Net deferred tax assets	134	131
	$1,347	$1,359

As of December 31, 2024, we have an aggregate of approximately $252 million of various state operating loss carryforwards, of which we expect that approximately one-third will be utilized. We expect that the unutilized portion of these state net operating loss carryforwards will not be utilized due to Internal Revenue Code section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Statutory federal rate applied to income before income tax expense	$103	$(17)	$129
Current year permanent items	6	11	5
State and local taxes, net of federal tax benefit	21	(4)	26
Change in valuation allowance	(1)	(1)	-
Reserve for uncertain tax positions	(14)	1	-
Other items, net	2	4	(1)
Income tax (benefit) expense as recorded	$117	$(6)	$159

Effective income tax rate	24%	7%	26%

Each year-end, we adjust our other comprehensive income on a net of tax basis. During 2024, we increased our recorded non-current pension asset by $1 million; we recorded an adjustment of the fair value of our interest rate caps of $8 million; and together, we recorded a $2 million tax benefit. During 2023, we increased our recorded non-current pension asset by $7 million; we recorded an adjustment of the fair value of our interest rate caps of $23 million; and together, we recorded a $5 million tax benefit. During 2022, we decreased our recorded non-current pension liability by $20 million and recognized other comprehensive income of $15 million, net of a $5 million tax provision.

We made income tax payments (net of refunds) of $135 million, $50 million and $180 million during the years ended December 31, 2024, 2023 and 2022, respectively.

We prescribe a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

We file a federal consolidated income tax return in the United States and state or local consolidated income tax returns in various state or local jurisdictions. Certain of our subsidiaries file separate tax returns in other various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations by tax authorities for years before 2004.

The following table summarizes the activity related to our reserve for uncertain tax positions (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$14	$15	$15
Statute expirations	(14)	(1)	-
Balance at end of period	$-	$14	$15

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss) Income. During the years ended December 31, 2024, 2023 and 2022, our penalty and interest expense related to uncertain tax positions was not material. At December 31, 2024, 2023 and 2022, the total accrual for interest and penalties related to uncertain tax positions was not material.

11.	Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. The Gray Pension Plan is a defined benefit pension plan. Benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2024 and 2023, respectively. The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2024 and 2023, respectively (in millions):

	December 31,
	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$104	$102
Interest cost	4	5
Actuarial (gain) loss	(7)	2
Benefits paid	(5)	(5)
Projected benefit obligation at end of year	$96	$104

Change in plan assets:
Fair value of pension plan assets at beginning of year	$117	$104
Actual return on plan assets	-	14
Company contributions	-	4
Benefits paid	(5)	(5)
Fair value of pension plan assets at end of year	112	117
Funded status of pension plan	$16	$13

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$28	$26
Accumulated other comprehensive loss	(12)	(13)
Net asset recognized	$16	$13

Because the Gray Pension Plan is a frozen plan, the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $96 million and $104 million at December 31, 2024 and 2023, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2024	2023
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	4.79%	4.99%
Expected long-term rate of return on pension plan assets	6.25%	6.25%
Estimated rate of increase in compensation levels	N/A	N/A

	As of December 31,
	2024	2023
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.48%	4.79%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in millions):

	Year Ended December 31,
	2024	2023	2022
Components of net periodic pension cost:
Interest cost	$4	$5	$4
Expected return on plan assets	(7)	(7)	(8)
Recognized net actuarial loss	-	-	1
Net periodic pension benefit	$(3)	$(2)	$(3)

For the Gray Pension Plan, the estimated future benefit payments are as follows (in millions):

Years	Amount
2025	$5
2026	$6
2027	$6
2028	$6
2029	$6
2030	-	2034	$33

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2024	2023
Asset category:
Insurance general account	13%	13%
Cash management accounts	3%	4%
Equity accounts	0%	50%
Fixed income accounts	84%	30%
Real estate accounts	0%	3%
Total	100%	100%

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

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2024 and 2023 (in millions):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$14	$-	$14
Cash management accounts	4	-	-	4
Equity accounts	-	-	-	-
Fixed income accounts	94	-	-	94
Real estate accounts	-	-	-	-
Total	$98	$14	$-	$112

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$15	$-	$15
Cash management accounts	5	-	-	5
Equity accounts	59	-	-	59
Fixed income account	35	-	-	35
Real estate accounts	3	-	-	3
Total	$102	$15	$-	$117

Expected Pension Contributions. We do not expect to make a contribution to our frozen defined benefit pension plan during the year ending December 31, 2025.

401(k) Savings Plan. The Gray 401(k) Plan is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. In 2024, employer contributions under The Gray 401(k) Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. For the years ended December 31, 2024, 2023 and 2022, our matching contributions to The Gray 401(k) Plan were $28 million, $26 million and $17 million, respectively. We estimate that our matching cash contributions to The Gray 401(k) Plan for 2025 will be approximately $24 million.

In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the year ended December 31, 2024, we did not record a profit-sharing contribution. For the years ended December 31, 2023 and 2022, we accrued contributions of approximately $10 million and $9 million, respectively, as discretionary profit-sharing contributions. Each of these discretionary profit-sharing contributions was subsequently made in the form of shares of our common stock. We may also make matching and discretionary contributions of our common stock under the The Gray 401(k) Plan. As of December 31, 2024, we had 10 million shares of common stock reserved for issuance under this plan.

Meredith Plan. In connection with the Meredith Transaction, On December 1, 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. At December 31, 2024, this plan had combined plan assets of $22 million and combined projected benefit obligations of $18 million. The net asset for this plan is recorded as an asset in our financial statements as of December 31, 2024.

12.	Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the purchase of property and equipment; service and other agreements; commitments for various programs, including affiliation agreements with networks; and commitments under our accounts receivable securitization facility. Programming agreements include variable fee components such as percentage of revenue or rate per subscriber. Future estimated minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheets as of December 31, 2024, were as follows (in millions):

	Accounts	Service and
	Receivable	Other	Assembly	Programming
Year	Securitization	Agreements	Development	Agreements	Total
2025	$-	$55	$23	$731	$809
2026	300	35	-	117	452
2027	-	19	-	82	101
2028	-	15	-	73	88
2029	-	5	-	5	10
Total	$300	$129	$23	$1,008	$1,460

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

Local TV Advertising Antitrust Litigation. In 2018, several broadcasting companies, including Raycom Media (which the Company subsequently acquired in January 2019) and the Meredith Corporation (which the Company acquired in December 2021) agreed to enter into substantially identical consent decrees with the Department of Justice (the “DOJ”). This consent decree provided for the settlement of a confidential investigation by the DOJ into the alleged exchange of certain competitively sensitive information relating to advertising sales among certain stations in some local markets. The consent decree and related settlement were finalized on May 22, 2019. The consent decree is not an admission of any wrongdoing by the parties and does not subject the parties to any monetary damages or penalties. The consent decree requires the parties to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the parties’ stations not exchange pacing and certain other information with other stations in their local markets, which aligns with Gray’s current policy. Gray Media, Inc. was not a subject of, or party to, any consent decree or settlement thereof, although certain of the Company’s operations that we later acquired from Raycom and Meredith do remain subject to the terms of such settlement.

Following published reports of the DOJ investigation and settlement, various putative class action lawsuits were filed against a number of owners of television stations. The cases have been consolidated in a single multidistrict litigation in the District Court for the Northern District of Illinois under the caption In re Local TV Advertising Litigation, and the plaintiffs’ operative complaint alleges price fixing and unlawful information exchange among the defendants’ advertisement sales teams. Gray is a defendant solely due to its acquisition of Raycom and Meredith, who were named defendants. The consolidated action seeks damages, attorneys’ fees, costs and interest, as well as injunctions against adopting practices or plans that would restrain competition in the ways the plaintiffs have alleged. The Company believes the lawsuits are without merit and continues to vigorously defend itself against all such claims.

13.	Goodwill and Intangible Assets

During the years ended December 31, 2024 and 2023, we acquired, adjusted and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed during each of these years. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions.

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

The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at	Acquisitions			Net Balance at
	December 31,	and			December 31,
	2023	Adjustments, Net	Impairment	Amortization	2024
Goodwill	$2,643	$(1)	$-	$-	$2,642
Broadcast licenses	5,320	(9)	-	-	5,311
Finite-lived intangible assets	415	-	-	(125)	290
Total intangible assets net of accumulated amortization	$8,378	$(10)	$-	$(125)	$8,243

	Net Balance at	Acquisitions			Net Balance at
	December 31,	and			December 31,
	2022	Adjustments	Impairment	Amortization	2023
Goodwill	$2,663	$(4)	$(16)	$-	$2,643
Broadcast licenses	5,331	(11)	-	-	5,320
Finite-lived intangible assets	636	-	(27)	(194)	415
Total intangible assets net of accumulated amortization	$8,630	$(15)	$(43)	$(194)	$8,378

The following table presents a summary of changes in our goodwill, on a gross basis (in millions):

		Acquisitions
	As of	and		As of
	December 31, 2023	Adjustments	Impairment	December 31, 2024
Goodwill, gross	$2,742	$(1)	$-	$2,741
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,643	$(1)	$-	$2,642

		Acquisitions
	As of	and		As of
	December 31, 2022	Adjustments	Impairment	December 31, 2023
Goodwill, gross	$2,762	$(4)	$(16)	$2,742
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,663	$(4)	$(16)	$2,643

The following table presents a summary of our intangible assets and related accumulated amortization (in millions):

	As of December 31, 2024			As of December 31, 2023
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,365	$(54)	$5,311	$5,374	$(54)	$5,320
Goodwill	2,642	-	2,642	2,643	-	2,643
	$8,007	$(54)	$7,953	$8,017	$(54)	$7,963

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(160)	$56	$216	$(126)	$90
Other finite-lived intangible assets	992	(758)	234	992	(667)	325
	$1,208	$(918)	$290	$1,208	$(793)	$415

Total intangible assets	$9,215	$(972)	$8,243	$9,225	$(847)	$8,378

Based on our intangible assets subject to amortization as of December 31, 2024, we expect that amortization of intangible assets for the succeeding five years will be as follows: 2025, $113 million; 2026, $83 million; 2027, $47 million; 2028, $13 million; and 2029, $3 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

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

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2024, we performed a qualitative assessment for 56 of our broadcast licenses and three of our reporting units. In 2023, we performed a qualitative assessment for 59 of our broadcast licenses and three of our reporting units.

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

For our annual broadcast licenses impairment test in 2024 and 2023, for those broadcast licenses that we deemed to qualify for qualitative assessment, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated were not impaired based upon our assessments. For the remaining broadcast licenses, we elected to perform a quantitative assessment and concluded that their fair values exceeded their carrying values. To estimate the fair value of our broadcast licenses, we considered assumptions related to historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. Our valuation technique included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and theoretical assumptions for the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years. We also consider other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2024 and 2023, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for one of our production company reporting units. We elected to perform a quantitative assessment for our broadcasting and remaining production company reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations.

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

14. Segment Information

The Company’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). The CODM assesses segment performance and allocates resources to each segment by using each segment’s operating profit. The CODM uses operating profit for each segment in the annual budgeting and forecasting process as well as reviewing segment operating profit quarterly when making decisions about allocating capital and operating resources to segments. Disaggregated total assets and goodwill by segment are not regularly provided to the CODM. The following tables present our business segment information (in millions):

		Production
As of and for the Year ended December 31, 2024:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$3,539	$105	$-	$3,644
Less:(1)
Payroll and employee benefits	892	24	55	971
Network affiliation fees	932	-	-	932
Programming	108	20	-	128
Depreciation and amortization	248	19	2	269
Other segment items(2)	403	41	49	493
Segment operating income (loss)	$956	$1	$(106)	$851
Other income (expense):
Miscellaneous income (expense), net				117
Impairment of investments				(25)
Interest expense				(485)
Gain on early extinguishment of debt				34
Income before income tax				$492

Capital expenditures (excluding business combinations)	$97	$46	$-	$143
Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$49	$4	$13	$66
Total assets	$9,636	$681	$225	$10,542

		Production
As of and for the Year ended December 31, 2023:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$3,195	$86	$-	$3,281
Less:(1)
Payroll and employee benefits	865	21	54	940
Network affiliation fees	937	-	-	937
Programming	98	25	-	123
Depreciation and amortization	322	13	4	339
Impairment of goodwill and other inangible assets	-	43	-	43
Other segment items(2)	386	72	58	516
Segment operating income (loss)	$587	$(88)	$(116)	$383
Other income (expense):
Miscellaneous income (expense), net				7
Impairment of investments				(29)
Interest expense				(440)
Loss on early extinguishment of debt				(3)
Income before income tax				$(82)

Capital expenditures (excluding business combinations)	$107	$240	$1	$348
Goodwill	$2,615	$28	$-	$2,643
Investments in broadcasting and technology companies	$68	$4	$13	$85
Total assets	$9,897	$658	$85	$10,640

		Production
As of and for the Year ended December 31, 2022:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$3,583	$93	$-	$3,676
Less:(1)
Payroll and employee benefits	799	20	50	869
Network affiliation fees	903	-	-	903
Programming	98	26	-	124
Depreciation and amortization	321	12	3	336
Other segment items(2)	363	37	54	454
Segment operating income (loss)	$1,099	$(2)	$(107)	$990
Other income (expense):
Miscellaneous income (expense), net				(4)
Impairment of investments				(18)
Interest expense				(354)
Income before income tax				$614

Capital expenditures (excluding business combinations)	$163	$267	$6	$436
Goodwill	$2,618	$45	$-	$2,663
Investments in broadcasting and technology companies	$86	$6	$13	$105
Total assets	$10,444	$535	$173	$11,152

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.

(2) Other segment items for each reportable segment includes; (gain) loss on disposal of assets, professional services expense, repairs and maintenance expense, occupancy expense (including property tax expense), and certain overhead expenses.

15. Subsequent Events

In December 2024, we entered into a series of agreements through which we anticipate recieving approximately $35 million in return for (a) all of Gray’s interests in certain third-party leases for space at Gray-owned tower sites, and (b) the exclusive right to market and lease space at those Gray-owned tower sites to third parties. We will retain ownership and control of each such tower site and will not incur any additional operating costs with respect to the subject tower sites. We anticipate closing the transactions at various times during 2025, with the majority of closings occurring in the first half of 2025.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and Chief Financial Officer (“CFO), regularly perform an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed.

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

Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP (“RSM”), an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2024. RSM's report on our internal control over financial reporting is set forth in Item 8. of the Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2024) is incorporated herein by reference. In addition, the information set forth under "Information about our Executive Officers" in Part I of this Report is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the heading “Stock Ownership” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

				Number of securities remaining
	Number of securities to		Weighted-average	available for future issuance
	be issued upon exercise		exercise price of	under equity compensation
	of outstanding options,		outstanding options,	plans (excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	1,229,390	(1)	$-	2,539,392	(2)

Equity compensation plans not approved by security holders	-		$-	-
Total	1,229,390			2,539,392

Class A Common Stock:
Equity compensation plans approved by security holders	-		$-	1,234,827	(2)

Equity compensation plans not approved by security holders	-		$-	-
Total	-			1,234,827

(1)         Consists of shares of our common stock underlying our outstanding restricted stock units that are issuable under our 2022 EICP.

(2)         Consists of shares of our Class A common stock and common stock that are issuable under our 2022 EICP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, RSM US, LLP (PCAOB ID: 49), has presented their opinion under Item 8. of this annual report on Form 10-K. No other independent registered public accounting firm has rendered an opinion as part of this annual report.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2025” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements and Financial Statement Schedules:

(1)	Financial Statements. See Part II, Item 8. for the index to financial statements.

(2)	Financial statement schedules: The following financial statement schedule of Gray Media, Inc. is included in Item 15(c): Schedule II – Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits:

Exhibit Number	Description of Documents

3.1	Amended and Restated Articles of Incorporation of Gray Media, Inc.

3.2	Bylaws of Gray Media, Inc. as amended

4.1

Indenture, dated as of June 14, 2016, by and among Gray Media, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2016)

4.2

First Supplemental Indenture, dated as of September 14, 2016, by and among Gray Media, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2016)

Exhibit Number	Description of Documents

4.3

Second Supplemental Indenture, dated as of January 2, 2019, by and among Gray Media, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of June 14, 2016 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

4.4

Third Supplemental Indenture, dated as of December 1, 2021 by and among Gray Media, Inc., the guarantor signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of June 14, 2016 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

4.5	Form of 5.875% Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2016)

4.6

Indenture, dated as of November 16, 2018, by and among Gray Escrow, Inc., Gray Media, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 16, 2018)

4.7

First Supplemental Indenture, dated as of January 2, 2019, by and among Gray Media, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 16, 2018 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)

4.8

Second Supplemental Indenture, dated as of December 1, 2021 by and among Gray Media, Inc., the guarantor signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 16, 2018 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

4.9	Form of 7.000% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on form 8-K filed with the SEC on November 16, 2018)

4.10	Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020)

4.11

Indenture, dated as of October 19, 2020, by and among Gray Media, Inc., the Guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 19, 2020)

4.12

First Supplemental Indenture, dated as of December 1, 2021 by and among Gray Media, Inc., the guarantor signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of October 19, 2020 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

Exhibit Number	Description of Documents

4.13	Form of 4.750% Senior Note due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on October 19, 2020)

4.14

Indenture, dated as of November 9, 2021, by and among Gray Escrow II, Inc., Gray Media, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

4.15	Form of 5.375% Senior Note due 2031 (incorporated by reference to Exhibit A to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 9, 2021)

4.16

First Supplemental Indenture, dated as of December 1, 2021 by and among Gray Media, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 9, 2021 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

4.17

Indenture, dated as of June 3, 2024, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024)

4.18	Form of 10.500% Senior Secured First Lien Note due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on June 4, 2024)

10.1	Third Restatement Agreement, dated as of December 1, 2021 by and among Gray Media, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders and agents party thereto. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.2

Fifth Amended and Restated Credit Agreement, dated as of December 1, 2021, by and among Gray Media, Inc., the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.3

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of December 1, 2020, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2023)

Exhibit Number	Description of Documents

10.4

Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 16, 2024, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2024)

10.5

Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 4, 2024, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2024)

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

10.9	Gray Media, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed with the SEC on May 3, 2017)*

10.10

Form of Director Restricted Stock Award Agreement pursuant to the Gray Media, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.11	Executive and Key Employee Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.12

Form of Employee Restricted Stock Award Agreement pursuant to the Gray Media, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.13

Form of Employee Restricted Stock Units Award Agreement pursuant to the Gray Media, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.14	Gray Media, Inc. 2022 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

Exhibit Number	Description of Documents

10.15	Offer letter, dated June 22, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)*

10.16	Receivables Purchase Agreement, dated as of February 23, 2023, by and among Gray AR, LLC, as seller, the persons from time to time party thereto as Purchasers (as defined therein), Wells Fargo Bank, N.A., as administrative agent, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.17	First Amendment to the Receivables Purchase Agreement, dated as of June 18, 2024, by and among Gray AR, LLC, as seller, the persons from time to time party thereto as Purchasers (as defined therein), Wells Fargo Bank, N.A., as administrative agent, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 21, 2024)

10.18	Second Amendment to the Receivables Purchase Agreement, dated as of July 19, 2024, by and among Gray AR, LLC, as seller, the persons from time to time party thereto as Purchasers (as defined therein), Wells Fargo Bank, N.A., as administrative agent, and Gray Television, Inc., in its individual capacity and as initial Master Servicer (as defined therein) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.19	Receivables Sale Agreement, dated as of February 23, 2023, among Gray Media Group, Inc., the various entities listed on schedule I thereto, Gray Media, Inc., and Gray AR, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.20

Performance Undertaking, dated as of February 23, 2023, by Gray Media, Inc., in favor of Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

97.1	Compensation Clawback Policy

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Media, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 has been formatted in Inline XBRL.
*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15(a) (1) and (2).

GRAY MEDIA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a) (b)	Deductions (b)	Period

Year Ended December 31, 2024:
Allowance for credit losses	$17	$2	$-	$(4)	$15
Valuation allowance for deferred tax assets	$9	$-	$(2)	$-	$7

Year Ended December 31, 2023:
Allowance for doubtful accounts	$16	$21	$-	$(20)	$17
Valuation allowance for deferred tax assets	$10	$-	$(1)	$-	$9

Year Ended December 31, 2022:
Allowance for doubtful accounts	$16	$1	$-	$(1)	$16
Valuation allowance for deferred tax assets	$22	$-	$(12)	$-	$10

(a)

The adjustment to the valuation allowance for deferred tax assets represents changes in estimates of our future taxable income and our estimated future usage of certain net operating loss carryforwards, as well as expiration of certain net operating loss carryforwards.

(b)

The adjustments to our allowance for credit losses include net adjustments related to write-offs of receivable balances not considered collectible less recoveries of amounts previously considered to be uncollectable.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gray Media, Inc.

Date: February 27, 2025	By:	/s/ Hilton H. Howell, Jr.
Hilton H. Howell, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	By:	/s/Hilton H. Howell, Jr.
Hilton H. Howell, Jr., Executive Chairman and Chief Executive Officer

Date: February 27, 2025	By	/s/ Donald P. LaPlatney
Donald P. LaPlatney, Director, President and Co-Chief Executive Officer

Date: February 27, 2025	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 27, 2025	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 27, 2025	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 27, 2025	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 27, 2025	By:	/s/ Paul H. McTear
Paul H. McTear, Director

Date: February 27, 2025	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 27, 2025	By:	/s/ Sterling A. Spainhour, Jr.
Sterling A Spainhour, Jr, Director

Date: February 27, 2025	By:	/s/ Lorraine McClain
Lorraine McClain, Director

Date: February 27, 2025	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac, Executive Vice President and
Chief Financial Officer

Date: February 27, 2025	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Senior Vice President and Chief Accounting Officer