Form 10-Q
period 2025-03-31
GRAY MEDIA, INC
filed 2025-05-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
92,207,005 shares outstanding as of May 2, 2025	9,586,408 shares outstanding as of May 2, 2025

INDEX

GRAY MEDIA, INC.

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31,	December 31,
	2025	2024
Assets:
Current assets:
Cash	$210	$135

Accounts receivable, less allowance for credit losses of $14 and $15, respectively	198	337
Current portion of program broadcast rights, net	11	17
Income tax refunds receivable	6	6
Prepaid income taxes	24	25
Prepaid and other current assets	34	21
Total current assets	483	541

Property and equipment, net	1,552	1,577
Operating lease right of use asset	70	69
Broadcast licenses	5,312	5,311
Goodwill	2,642	2,642
Other intangible assets, net	261	290
Investment in broadcasting and technology companies	72	66
Deferred pension assets	20	19
Other	26	27
Total assets	$10,438	$10,542

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	March 31,	December 31,
	2025	2024
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$72	$75
Employee compensation and benefits	75	111
Accrued interest	97	112
Accrued network programming fees	97	79
Other accrued expenses	109	53
Federal and state income taxes	6	5
Current portion of program broadcast obligations	11	18
Deferred revenue	21	29
Dividends payable	15	15
Current portion of operating lease liabilities	10	10
Current portion of long-term debt	20	20
Total current liabilities	533	527

Long-term debt, less current portion and less deferred financing costs	5,589	5,601
Deferred income taxes	1,331	1,347
Operating lease liabilities, less current portion	63	62
Other	18	72
Total liabilities	7,534	7,609

Commitments and contingencies (Note 9)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 113,435,295 shares and 111,166,022 shares, respectively, and outstanding 92,287,559 shares and 90,768,247 shares, respectively	1,203	1,198
Class A common stock, no par value; authorized 25,000,000 shares, issued 12,198,808 shares and 11,237,386 shares, respectively, and outstanding 9,586,408 shares and 8,814,187 shares, respectively	59	57
Retained earnings	1,345	1,375
Accumulated other comprehensive loss	(31)	(30)
	2,576	2,600
Treasury stock at cost, common stock, 21,147,736 shares and 20,397,775 shares, respectively	(287)	(284)
Treasury stock at cost, Class A common stock, 2,612,400 shares and 2,423,199 shares, respectively	(35)	(33)
Total stockholders’ equity	2,254	2,283
Total liabilities and stockholders’ equity	$10,438	$10,542

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended
	March 31,
	2025	2024

Revenue (less agency commissions):
Broadcasting	$755	$799
Production companies	27	24
Total revenue	782	823
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Broadcasting	577	583
Production companies	20	21
Corporate and administrative	32	28
Depreciation	34	36
Amortization of intangible assets	29	31
Gain on disposal of assets, net	(2)	-
Operating expenses	690	699
Operating income	92	124
Other income (expense):
Miscellaneous income, net	1	110
Interest expense	(118)	(115)
Gain on early extinguishment of debt	1	-
(Loss) income before income taxes	(24)	119
Income tax (benefit) expense	(15)	31
Net (loss) income	(9)	88
Preferred stock dividends	13	13
Net (loss) income attributable to common stockholders	$(22)	$75

Basic per share information:
Net (loss) income attributable to common stockholders	$(0.23)	$0.80
Weighted average common shares outstanding	96	94

Diluted per share information:
Net (loss) income attributable to common stockholders	$(0.23)	$0.79
Weighted average common shares outstanding	96	95

Dividends declared per common share	$0.08	$0.08

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2025	2024

Net (loss) income	$(9)	$88

Other comprehensive loss:
Adjustment - fair value of interest rate caps	(1)	-
Income tax benefit	-	-
Other comprehensive loss, net	(1)	-

Comprehensive (loss) income	$(10)	$88

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in millions, except for number of shares)

										Accumulated
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total
Balance at December 31, 2023	10,413,993	$50	107,179,827	$1,174	$1,084	(2,251,727)	$(32)	(19,952,346)	$(282)	$(23)	$1,971

Net income	-	-	-	-	88	-	-	-	-	-	88

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	1,765,444	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	823,393	-	1,126,296	-	-	(142,895)	(1)	(146,470)	(1)	-	(2)
Restricted stock unit awards	-	-	564,793	-	-	-	-	(188,400)	(1)	-	(1)

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at March 31, 2024	11,237,386	$52	110,636,360	$1,187	$1,151	(2,394,622)	$(33)	(20,287,216)	$(284)	$(23)	$2,050

Balance at December 31, 2024	11,237,386	$57	111,166,022	$1,198	$1,375	(2,423,199)	$(33)	(20,397,775)	$(284)	$(30)	$2,283

Net loss	-	-	-	-	(9)	-	-	-	-	-	(9)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap	-	-	-	-	-	-	-	-	-	(1)	(1)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	961,422	-	1,105,758	-	-	(189,201)	(2)	(372,670)	(1)	-	(3)
Restricted stock unit awards	-	-	1,163,515	-	-	-	-	(377,291)	(2)	-	(2)

Stock-based compensation	-	2	-	5	-	-	-	-	-	-	7

Balance at March 31, 2025	12,198,808	$59	113,435,295	$1,203	$1,345	(2,612,400)	$(35)	(21,147,736)	$(287)	$(31)	$2,254

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net (loss) income	$(9)	$88
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34	36
Amortization of intangible assets	29	31
Amortization of deferred loan costs	4	3
Amortization of stock based compensation	7	6
Amortization of program broadcast rights	6	7
Payments on program broadcast obligations	(7)	(8)
Deferred income taxes	(16)	(6)
Gain on disposal of property and equipment, net	(3)	-
Loss (gain) on sale of investment	1	(110)
Gain on early extinguishment of debt	(1)	-
Other	4	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	139	(20)
Income tax receivable or prepaid	1	4
Other current assets	(13)	(10)
Accounts payable	(4)	13
Employee compensation, benefits and pension cost	(36)	(33)
Accrued network fees and other expenses	17	5
Accrued interest	(14)	30
Income taxes payable	1	34
Deferred revenue	(8)	-
Net cash provided by operating activities	132	68

Investing activities
Acquisitions of television businesses and licenses, net of cash acquired	(1)	-
Purchases of property and equipment	(15)	(34)
Proceeds from asset sales	10	7
Proceeds from sale of investment	1	110
Investments in broadcast, production and technology companies	(8)	(3)
Other	(2)	-
Net cash (used in) provided by investing activities	(15)	80

Financing activities
Proceeds from borrowings on long-term debt	129	50
Repayments of borrowings on long-term debt	(146)	(54)
Payment of common stock dividends	(8)	(8)
Payment of preferred stock dividends	(13)	(13)
Deferred and other loan costs	-	(7)
Payment for taxes related to net share settlement of equity awards	(4)	(3)
Net cash used in financing activities	(42)	(35)
Net increase in cash	75	113
Cash at beginning of period	135	21
Cash at end of period	$210	$134

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Media, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2024, which was derived from the Company’s audited financial statements as of December 31, 2024, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three-month periods ended March 31, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Our financial condition as of, and operating results for the three-months ended March 31, 2025, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2025.

Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 113 television markets that collectively reach approximately 37 percent of US television households. The portfolio includes 78 markets with the top-rated television station and 99 markets with the first and/or second highest rated television station, as well as the largest Telemundo Affiliate group with 44 markets. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

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

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the three-months ended March 31, 2025 and 2024, respectively (in millions):

	Three Months Ended
	March 31,
	2025	2024

Weighted-average common shares outstanding-basic	96	94
Common stock equivalents for stock options and restricted stock	-	1
Weighted-average common shares outstanding-diluted	96	95

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of March 31, 2025 and December 31, 2024, consist of adjustments to our pension liability and changes in the fair value of our interest rate cap, each net of tax. Our comprehensive loss for the three-months ended March 31, 2025 and 2024 consisted of our net (loss) income and recognition of the fair value adjustment related to our interest rate caps, and the related income tax benefit. As of March 31, 2025 and December 31, 2024, the balances were as follows (in millions):

	March 31,	December 31,
	2025	2024
Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(8)	$(8)
Adjustment to fair value of interest rate caps	(32)	(31)
Income tax benefit	(9)	(9)
Accumulated other comprehensive loss	$(31)	$(30)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	March 31,	December 31,	Useful Lives
	2025	2024	(in years)
Property and equipment:
Land	$379	$385
Buildings and improvements	910	908	7	to	40
Equipment	1,111	1,105	3	to	20
Construction in progress	87	82
	2,487	2,480
Accumulated depreciation	(935)	(903)
Total property and equipment, net	$1,552	$1,577

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During each of the first quarters of 2025 and 2024, we received a total of $5 million in cash proceeds from the CID. The following table lists the type of proceeds received (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024

Proceeds from asset sold	-	5
Proceeds for reimbursement of development costs	5	-
Total proceeds received from CID	$5	$5

The following tables provide additional information related to gain on disposal of property and equipment, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Gain on disposal of property and equipment, net:
Proceeds from disposal of assets	$(10)	$(7)
Net book value of assets disposed	7	7
Total	$(3)	$-

Purchase of property and equipment:
Recurring purchases - operations	$10	$19
Assembly Atlanta development	5	15
Total	$15	$34

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

On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, and certain third-party financial institutions (the “Purchasers”). On March 31, 2025, we amended the terms of this agreement. As amended, the Securitization Facility permits the SPV to draw up to a total of $400 million, subject to the outstanding amount of the receivables pool and other factors. The Securitization Facility matures on March 31, 2028, and is subject to customary termination events related to transactions of this type. The sale of receivables from the SPV is accounted for in the Company’s financial statements as a "true-sale" under Accounting Standards Codification ("ASC") Topic 860.

Under the Securitization Facility, the SPV sells to the Purchasers certain receivables, including all rights, title, and interest in the related receivables (“Sold Receivables”). The parties intend that the conveyance of accounts receivables to the Purchasers, for the ratable benefit of the Purchasers, will constitute a purchase and sale of receivables and not a pledge for security. The SPV has guaranteed to each Purchaser the prompt payment of Sold Receivables, and to secure the prompt payment and performance of such guaranteed obligations, the SPV has granted a security interest to the Purchasers in all assets of the SPV. In our capacity as servicer under the Securitization Facility, we are responsible for administering and collecting receivables and have made customary representations, warranties, covenants and indemnities. We do not record a servicing asset or liability since the estimated fair value of the servicing of the receivables approximates the servicing income. We also provided a performance guarantee for the benefit of the Purchasers.

The Securitization Facility is subject to interest charges at the adjusted one-month Secured Overnight Financing Rate (“SOFR”) plus a margin (125-point basis) on the amount of the outstanding facility. The SPV was required to pay an upfront fee and a commitment fee in connection with the Securitization Facility. The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to us. As a result, the SPV’s assets are not available to pay our creditors or any of our subsidiaries, although collections from the receivables in excess of any amounts required to repay the Purchasers under the Securitization Facility and other creditors of the SPV may be remitted to us.

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

The amount sold to the Purchasers was $400 million and $300 million at March 31, 2025 and December 31, 2024, respectively, which was derecognized from the respective Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $279 million and $337 million at March 31, 2025 and December 31, 2024, respectively. Total receivables sold under the Securitization Facility were $579 million and $607 million in the three-months ended March 31, 2025 and 2024, respectively.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$15	$17
Provision for credit losses	-	-
Amounts written off	(1)	(1)
Ending balance	$14	$16

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our balance sheet as advertising deposit liabilities. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our Condensed Consolidated Balance Sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $12 million of revenue in the three-months ended March 31, 2025 that was included in the advertising deposit liability balance as of December 31, 2024. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	March 31,	December 31,
	2025	2024
Advertising deposit liabilities	$13	$12
Other deposit liabilities	8	17
Total deferred revenue	$21	$29

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended
	March 31,
	2025	2024
Market and service type:
Broadcast advertising:
Core advertising	$344	$372
Political	13	27
Total advertising	357	399
Retransmission consent	379	381
Production companies	27	24
Other	19	19
Total revenue	$782	$823

Sales Channel:
Direct	$566	$556
Advertising agency intermediary	216	267
Total revenue	$782	$823

3.	Long-term Debt

As of March 31, 2025 and December 31, 2024, long-term debt consisted of obligations under our 2019 Senior Credit Agreement (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	March 31,	December 31,
	2025	2024
Long-term debt:
2019 Senior Credit Facility:
2021 Term Loan (matures December 1, 2028)	$1,380	$1,395
2024 Term Loan (matures June 4, 2029)	496	498
2026 Notes (matures July 15, 2026)	10	10
2027 Notes (matures May 15, 2027)	528	528
2029 Notes (matures July 15, 2029)	1,250	1,250
2030 Notes (matures October 15, 2030)	790	790
2031 Notes (matures November 15, 2031)	1,219	1,219
Total outstanding principal, including current portion	5,673	5,690
Unamortized deferred loan costs - Senior Credit Facility	(31)	(34)
Unamortized deferred loan costs - 2027 Notes	(3)	(3)
Unamortized deferred loan costs - 2029 Notes	(12)	(12)
Unamortized deferred loan costs - 2030 Notes	(7)	(8)
Unamortized deferred loan costs - 2031 Notes	(11)	(12)
Less current portion	(20)	(20)
Long-term debt, less deferred financing costs	$5,589	$5,601

Borrowing availability under Revolving Credit Facility	$692	$674

Revolving Credit Facility. On March 31, 2025, we entered into a fourth amendment (the “Fourth Amendment”) of our Senior Credit Agreement. The Fourth Amendment, among other things, increases the aggregate commitments under the Revolving Credit Facility (the “Revolving Credit Facility”) by $20 million, resulting in aggregate commitments under the Revolving Credit Facility of $700 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate, in each case, plus an applicable margin. The costs associated with the amendment were not material.

Because of their relationship to the interest rate caps, described below, borrowings under the 2021 Term Loan and 2019 Term Loan bear interest at the 1-month SOFR rate, plus applicable margin. As of March 31, 2025, the interest rate on the balance outstanding under the 2024 Term Loan and the 2021Term Loan were 7.4% and 9.6%, respectively.

Repurchase of Debt. On May 6, 2024, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness. On November 20, 2024, our Board of Directors replenished and extended the repurchase authorization through December 31, 2025. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice. We currently have approximately $240 million of availability to repurchase our outstanding indebtedness remaining under this authorization.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association Master Agreement (the “ISDA Master Agreement”) with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. On June 25, 2024, we amended the notional amount of the interest rate caps in order to better match the outstanding amounts of the related outstanding indebtedness. At March 31, 2025 and December 31, 2024, the caps had a combined notional value of approximately $1.9 billion and mature on December 31, 2025. The interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. The interest rate caps are designated as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month SOFR on our outstanding variable-rate debt in accordance with ASC 815. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, that enabled us to consider the amended swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan and our 2024 Term Loan to a maximum of 1-month Adjusted Term SOFR of 4.96% and 5.047%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. At March 31, 2025 and December 31, 2024, the recorded value of the asset was $9 million and $12 million, net of accumulated amortization, respectively. At March 31, 2025 and December 31, 2024, the fair value of the derivative liability was $33 million and $32 million, respectively. We present the deferred premium, the asset, and the fair value of the derivative, net within other accrued expenses in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $3 million of amortization expense for the asset during each of the three months ended March 31, 2025 and 2024, which is included as a component of cash flows from operating activities in our condensed consolidated statements of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. During the three months ended March 31, 2025, we did not receive a refund of interest under the rate caps. During the three months ended March 31, 2024, we received $2 million of cash payments from the counterparties that we reclassified as reductions of interest expense from the interest rate caps in our condensed consolidated statements of operations.

For all of our interest bearing obligations, we made interest payments of approximately $121 million and $75 million during the three-months ended March 31, 2025 and 2024, respectively. During the three-months ended March 31, 2025 and 2024, we capitalized less than $1 million of interest payments related to the Assembly Atlanta project, respectively.

As of March 31, 2025, the aggregate minimum principal maturities of our long-term debt for the remainder of 2025 and the succeeding five years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior Credit Agreement	2026 Notes	2027 Notes	2029 Notes	2030 Notes	2031 Notes	Total
Remainder of 2025	$15	$-	$-	$-	$-	$-	$15
2026	20	10	-	-	-	-	30
2027	20	-	528	-	-	-	548
2028	1,344	-	-	-	-	-	1,344
2029	477	-	-	1,250	-	-	1,727
2030	-	-	-	-	790	-	790
Thereafter	-	-	-	-	-	1,219	1,219
Total	$1,876	$10	$528	$1,250	$790	$1,219	$5,673

As of March 31, 2025, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. The 2019 Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of March 31, 2025 and December 31, 2024, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both March 31, 2025 and December 31, 2024.

At each of March 31, 2025 and December 31, 2024, the carrying amount of our long-term debt was $5.6 billion. The fair value of our long-term debt at March 31, 2025 and December 31, 2024 was $4.8 billion and $4.6 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

The fair value of our interest rate caps are based on observable estimates provided by the counterparties and, as such, are classified within Level 2 of the fair value hierarchy. At March 31, 2025, the fair value of the interest caps was a liability of $33 million, and is recorded within other accrued expenses in our condensed consolidated balance sheets. At December 31, 2024, the fair value of the interest caps was a liability of $32 million, and was recorded within other long-term liabilities in our condensed consolidated balance sheets.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 14, 2025 and March 15, 2024, payable on March 31, 2025 and March 28, 2024. The total dividend paid was $8 million during each of the three-month periods ending March 31, 2025 and 2024, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of March 31, 2025, we had reserved 1 million shares and less than 1 million shares of our common stock and Class A common stock, respectively, for future issuance under our 2022 Equity and Incentive Compensation Plan (“2022 EICP”). As of December 31, 2024, we had reserved 3 million shares and 1 million shares of our common stock and Class A common stock, respectively, for future issuance under the 2022 EICP. As of March 31, 2025 and December 31, 2024, we also have 10 million shares of our common stock reserved for issuance under our 401(k) plan (as defined below).

6.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income (expense) in our Condensed Consolidated Statements of Operations. During the three-months ended March 31, 2025 and 2024, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plans. During the remainder of 2025, we do not expect to make a contribution to these plans.

During the three-months ended March 31, 2025, we contributed $7 million in matching cash contributions to the 401(k) plan. During the remainder of 2025, we expect to contribute approximately $18 million of matching cash contributions to this plan.

7.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plan is the 2022 EICP. Our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2025 and 2024, respectively (in millions).

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense, gross	$7	$6
Income tax benefit at our statutory rate associated with stock-based compensation	(2)	(2)
Stock-based compensation expense, net	$5	$4

All shares of common stock and Class A common stock underlying Restricted stock, restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2025 and 2024, respectively, is as follows:

	Three Months Ended March 31,
	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	2,567,707	$9.03	1,467,936	$12.17
Granted (1)	1,105,758	4.09	1,126,296	8.10
Vested	(541,424)	12.14	(307,276)	13.78
Outstanding - end of period	3,132,041	$6.75	2,286,956	$9.95

Restricted Class A common stock:
Outstanding - beginning of period	1,589,020	$9.78	1,148,233	$12.37
Granted (1)	961,422	6.97	823,393	8.25
Vested	(422,028)	12.26	(318,733)	13.17
Outstanding - end of period	2,128,414	$8.02	1,652,893	$10.16

Restricted stock units - common stock:
Outstanding - beginning of period	1,229,390	$5.72	587,168	$11.50
Granted	-	-	1,229,390	5.72
Vested	(1,163,515)	5.72	(564,793)	11.50
Forfeited	(65,875)	5.72	(22,375)	11.50
Outstanding - end of period	-	$-	1,229,390	$5.72

(1)	For awards subject to future performance conditions, amounts assume target performance.

8.	Leases

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

As of March 31, 2025, our operating leases for assets leased from third parties substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities for assets leased from third parties are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the three-months ended March 31, 2025 and 2024.

As of March 31, 2025, the weighted average remaining term of our operating leases was 9 years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.79%. The table below describes the nature of lease expense and classification of operating lease expense recognized in our operating expenses in the three-months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Lease expense
Operating lease expense	$4	$4
Short-term lease expense	2	1
Total lease expense	$6	$5

The maturities of operating lease liabilities as of March 31, 2025, for the remainder of 2025 and the succeeding five years were as follows (in millions):

Year Ending December 31,	Operating Leases
Remainder of 2025	$11
2026	14
2027	12
2028	9
2029	9
Thereafter	44
Total lease payments	99
Less: Imputed interest	(26)
Present value of lease liabilities	$73

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

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 15 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $9 million at each of March 31, 2025 and December 31, 2024. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three-months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Operating lease revenue:
Fixed lease revenue	$5	$5
Variable lease revenue	4	4
Total operating lease revenue	$9	$9

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2025 (in millions):

Year Ending December 31,
Remainder of 2025	$19
2026	24
2027	23
2028	23
2029	23
Thereafter	226
Total lease receipts	$338

9.	Commitments and Contingencies

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

10.	Goodwill and Intangible Assets

As of March 31, 2025 and December 31, 2024, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2025			As of December 31, 2024
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,366	$(54)	$5,312	$5,365	$(54)	$5,311
Goodwill	2,642	-	2,642	2,642	-	2,642
	$8,008	$(54)	$7,954	$8,007	$(54)	$7,953

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(167)	$49	$216	$(160)	$56
Other finite-lived intangible assets	991	(779)	212	992	(758)	234
	$1,207	$(946)	$261	$1,208	$(918)	$290

Total intangible assets	$9,215	$(1,000)	$8,215	$9,215	$(972)	$8,243

Amortization expense for the three-months ended March 31, 2025 and 2024 was $29 million and $31 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2025 will be approximately $85 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2026, $83 million; 2027, $47 million; 2028, $13 million; 2029, $3 million; and 2030, $2 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

11.	Income Taxes

For the three-months ended March 31, 2025 and 2024, our income tax (benefit) expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Income tax (benefit) expense	$(15)	$31
Effective income tax rate	63%	26%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory Federal income tax rate of 21% to our effective income tax rate. For the three-months ended March 31, 2025, these estimates increased our statutory Federal income tax rate to our effective income tax rate of 63% as follows: state income taxes that added 15%; permanent differences added 39%; restricted stock differences resulted in a decrease of 12%. For the three-months ended March 31, 2024, these estimates increased our statutory Federal income tax rate to our effective income tax rate of 26% as follows: state income taxes that added 4%; permanent differences added 1%; restricted stock differences resulted in an increase of 2% and changes in our reserves for uncertain tax positions resulted in a decrease of 2%.

During the first quarter of 2025, we made no material federal or state income tax payments. During the remainder of 2025, we anticipate making income tax payments within a range of $48 million to $68 million. As of March 31, 2025, we have an aggregate of approximately $252 million of various state operating loss carryforwards, of which we expect that approximately $173 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

12.	Segment information

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

		Production
As of and for the three months ended March 31, 2025:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$755	$27	$-	$782
Less:(1)
Payroll and employee benefits	215	5	18	238
Network affiliation fees	233	-	-	233
Programming	35	4	-	39
Depreciation and amortization	57	6	-	63
Other segment items(2)	93	10	14	117
Segment operating income (loss)	$122	$2	$(32)	$92
Other income (expense):
Miscellaneous income (expense), net				1
Interest expense				(118)
Gain on early extinguishment of debt				1
Income before income tax				$(24)

Capital expenditures (excluding business combinations)	$10	$5	$-	$15
Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$54	$4	$14	$72
Total assets	$9,473	$708	$257	$10,438

For the three months ended March 31, 2024:

Revenue (less agency commissions)	$799	$24	$-	$823
Less:(1)
Payroll and employee benefits	226	6	15	247
Network affiliation fees	234	-	-	234
Programming	30	5	-	35
Depreciation and amortization	62	4	1	67
Other segment items(2)	93	10	13	116
Segment operating income (loss)	$154	$(1)	$(29)	$124
Other income (expense):
Miscellaneous income (expense), net				110
Interest expense				(115)
Income before income tax				$119

Capital expenditures (excluding business combinations)	$19	$15	$-	$34

As of December 31, 2024:

Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$49	$4	$13	$66
Total assets	$9,636	$681	$225	$10,542

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.

(2) Other segment items for each reportable segment includes (gain) loss on disposal of assets, professional services expense, repairs and maintenance expense, occupancy expense (including property tax expense), and certain overhead expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Media, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 113 television markets that collectively reach approximately 37 percent of US television households. The portfolio includes 78 markets with the top-rated television station and 99 markets with the first and/or second highest rated television station, as well as the largest Telemundo Affiliate group with 44 markets. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the three-months ended March 31, 2025 and 2024, we generated revenue of $782 million and $823 million, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the three-months ended March 31, 2025 and 2024 approximately 27% and 25%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the three-months ended March 31, 2025 and 2024 approximately 17% and 18%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended March 31,
	2025		2024
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$344	44%	$372	45%
Political	13	2%	27	3%
Retransmission consent	379	48%	381	46%
Production companies	27	3%	24	3%
Other	19	3%	19	3%
Total	$782	100%	$823	100%

Results of Operations

Three-Months Ended March 31, 2025 (“the 2025 three-month period”) Compared to Three-Months Ended March 31, 2024 (“the 2024 three-month period”)

Revenue. Total revenue decreased $41 million, or 5%, to $782 million in the 2025 three-month period. During the 2025 three-month period:

●

Core advertising revenue decreased by $28 million. In the 2025 three-month period, we earned approximately $9 million of net revenue from the broadcast of the Super Bowl on our 33 FOX channels compared to an aggregate of $18 million of net revenue relating to the broadcast of the Super Bowl on our 54 CBS channels during the 2024 three-month period. We were very pleased that our Super Bowl advertising revenue on our FOX channels increased to $9 million in 2025, compared to $6 million on our FOX channels in 2023. Our first quarter was also negatively impacted by one less selling day due to Leap Day, which we estimate impacted core revenue by $4 million.

●	Political advertising revenue decreased by $14 million, resulting primarily from 2025 being the “off-year” of the two-year election cycle.
●	Retransmission consent revenue decreased by $2 million due to the net effect of a decrease in subscriptions offset, in part, by an increase in rates.
●

Production company revenue increased by $3 million in the 2025 three-month period due to the start-up of our operations at Assembly Atlanta offset, in part, by decreases in revenue at our event production businesses.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased $6 million, or 1%, to $577 million in the 2025 three-month period:

●

Payroll broadcasting expenses decreased by $11 million in the 2025 three-month period primarily as a result of reductions in incentive compensation. Non-cash stock-based compensation was $1 million in each of the 2025 and 2024 three-month periods.

●	Non-payroll broadcasting expenses increased by $6 million primarily because of increases in internet expenses, consistent with increases in related revenues and sports programming expenses.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets) were $20 million in the 2025 three-month period, a decrease of $1 million compared to $21 million in the 2024 three-month period.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $4 million to $32 million in the 2025 three-month period. These increases were primarily the result of increases in non-cash stock-based compensation expenses of $7 million in the 2025 three-month period, compared to $5 million in the 2024 three-month period.

Depreciation. Depreciation of property and equipment totaled $34 million for the 2025 three-month period and $36 million for the 2024 three-month period.

Amortization. Amortization of intangible assets totaled $29 million in the 2025 three-month period and $31 million in the 2024 three-month period. The decrease in amortization expense of $2 million was the result of finite-lived intangible assets becoming fully amortized.

Miscellaneous Income, Net. On February 8, 2024, we recorded a gain of $110 million from the sale of our investment in BMI.

Interest Expense. Interest expense increased $3 million to $118 million for the 2025 three-month period compared to $115 million in the 2024 three-month period. This increase was primarily attributable to several factors including: increases in average interest rates on all of our debt to 7.4% in 2025 compared to 6.6% in 2024, partially offset by a decrease in the outstanding principal balances of our debt.

Gain on Early Extinguishment of debt. During the 2025 three-month period, we reported a gain on early extinguishment of debt of $1 million as a result of the repurchase of a portion of our outstanding debt in the open market at a discount.

Income Tax (Benefit) Expense. During the 2025 three-month period, we recognized income tax benefit of $15 million. During the 2024 three-month period, we recognized income tax expense of $31 million. For the 2025 and 2024 three-month periods, our effective income tax rates were 63% and 26%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2025 three-month period, these estimates increased our statutory Federal income tax rate of 21% to our effective income tax rate of 63% as follows: state income taxes that added 15%; permanent differences added 39%; restricted stock differences resulted in a decrease of 12%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$132	$68
Net cash (used in) provided by investing activities	(15)	80
Net cash used in financing activities	(42)	(35)
Net increase in cash	$75	$113

	As of
	March 31,	December 31,
	2025	2024
Cash	$210	$135
Long-term debt, including current portion, less deferred financing costs	$5,609	$5,621
Series A Perpetual Preferred Stock	$650	$650
Borrowing availability under the Revolving Credit Facility	$692	$674

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $132 million in the 2025 three-month period compared to net cash provided by operating activities of $68 million in the 2024 three-month period. The net increase of $64 million was primarily the result of an increase in non-cash charges of $101 million, offsetting a decrease in net income of $97 million and an increase in net working capital of $60 million.

Net cash used in investing activities was $15 million in the 2025 three-month period compared to net cash provided by investing activities of $80 million in the 2024 three-month period. The net decrease was largely due to a reduction in proceeds received from the sale of our investment in BMI in the 2024 three-month period.

Net cash used in financing activities was approximately $42 million and $35 million in the 2025 and 2024 three-month periods, respectively. The increase was primarily due to the use, in the 2025 three-month period, of cash to repay amounts outstanding under our 2021 Term Loan and 2024 Term Loan under our 2019 Senior Credit Agreement.

Liquidity. We estimate that we will make approximately $456 million in debt interest payments over the twelve months immediately following March 31, 2025. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Agreement (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next twelve months and the foreseeable future. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Agreement (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the next twelve months and the foreseeable future.

Collateral, Covenants and Restrictions of our credit agreements. Our obligations under the Senior Credit Agreement and the 2029 Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement. Gray Media, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Media, Inc.’s subsidiaries. Any subsidiaries of Gray Media, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Agreement. As of March 31, 2025 and December 31, 2024, there were no significant restrictions on the ability of Gray Media, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The 2019 Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the revolving credit facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2029 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for financing transactions of their nature. As of March 31, 2025 and December 31, 2024, we were in compliance with all required covenants under all of our debt obligations.”

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

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on April 1, 2023. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

Our “Adjusted Total Indebtedness”, “First Lien Adjusted Total Indebtedness” and “Secured Adjusted Total Indebtedness”, in each case “Net of All Cash”, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our Senior Credit Agreement, less all cash (excluding restricted cash) for the applicable amount of indebtedness.

Below is a calculation of our “Leverage Ratio”, “First Lien Leverage Ratio” and “Total Secured Leverage Ratio” as defined in our Senior Credit Agreement as of March 31, 2025:

Eight Quarters Ended
March 31, 2025
(in millions)

Net income	$322
Adjustments to reconcile from net income to Leverage Ratio
Denominator as defined in our Senior Credit Agreement:
Depreciation	288
Amortization of intangible assets	298
Non-cash stock-based compensation	47
Non-cash 401(k) expense	10
Loss on disposal of assets, net	29
Gain on disposal of investment, not in the ordinary course	(110)
Interest expense	939
Gain on early extinguishment of debt	(35)
Income tax expense	106
Impairment of investments, goodwill and other intangible assets	97
Amortization of program broadcast rights	62
Payments for program broadcast rights	(63)
Pension gain	(4)
Contributions to pension plans	(4)
Adjustments for unrestricted subsidiaries	14
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	(1)
Transaction Related Expenses	1
Other	(1)
Total eight quarters ended March 31, 2025	$1,995
Leverage Ratio Denominator (total eight quarters ended March 31, 2025, divided by 2)	$998

March 31, 2025
(dollars in millions)

Total outstanding principal, including current portion	$5,673
Letters of credit outstanding	8
Cash	(210)
Adjusted Total Indebtedness	$5,471
Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.48

Total outstanding principal secured by a first lien	$3,126
Cash	(210)
First Lien Adjusted Total Indebtedness	$2,916
First Lien Leverage Ratio (maximum permitted incurrence is 3.5 to 1.00) (1)	2.92

Total outstanding principal secured by a lien	$3,126
Cash	(210)
Secured Adjusted Total Indebtedness	$2,916
Secured Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00)	2.92

(1)	At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.

Debt. As of March 31, 2025, long-term debt consisted of obligations under our 2019 Senior Credit Agreement, our $10 million in aggregate principal amount of senior notes due 2026, our $528 million in aggregate principal amount of senior notes due 2027, our $1.25 billion in aggregate principal amount of senior notes due 2029, our $790 million in aggregate principal amount of senior notes due 2030 and our $1.2 billion in aggregate principal amount of senior notes due 2031. As of March 31, 2025, the 2019 Senior Credit Agreement provided total commitments of $2.6 billion, consisting of a $1.4 billion term loan facility, a $496 million term loan facility and $692 million available under our revolving credit facility. We were in compliance with the covenants in these debt agreements at March 31, 2025.

Repurchase of Debt. On May 6, 2024, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness. On November 20, 2024, our Board of Directors replenished and extended the repurchase authorization through December 31, 2025. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice. We currently have approximately $240 million of availability to repurchase our outstanding indebtedness remaining under this authorization.

Capital Expenditures. Including capital expenditures related to our Assembly Atlanta project, we currently expect that our routine capital expenditures will be in a range of approximately $70 million to $75 million for the remainder of 2025. We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. Consistent with previous practice, we anticipate transferring certain public infrastructure at Assembly Atlanta to the CID for which we anticipate receiving proceeds during 2025. We received reimbursements totaling $5 million in the 2025 three-month period and we expect reimbursements of approximately $20 million during the remainder of 2025, and that our capital expenditures in 2025 will approximate the reimbursements we expect to receive. We can give no assurances of the actual proceeds to be received in the future from the CID, nor the timing of any such proceeds.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the first quarter of 2025, we made no material federal or state income tax payments. During the remainder of 2025, we anticipate making income tax payments within a range of $48 million to $68 million. As of March 31, 2025, we have an aggregate of approximately $252 million of various state operating loss carryforwards, of which we expect that approximately $173 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

During the 2025 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2025, we do not expect to contribute to this pension plan.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2024 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2025 has not materially changed since December 31, 2024. Our market risk profile on December 31, 2024 is disclosed in our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2024. For more information, see Note 9 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

10.1

Third Amendment to the Receivables Purchase Agreement, dated as of March 31, 2025, by and among Gray AR, LLC, as seller, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein), the purchasers party thereto, PNC Capital Markets LLC, as structuring agent and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2025)

10.2

Fourth Amendment to Credit Agreement, dated as of March 31, 2025, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 31, 2025)

10.3*	Form of Cash-Based Unit Award Agreement pursuant to the 2022 Equity and Incentive Compensation Plan
31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Media, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY MEDIA, INC. (Registrant)

Date: May 8, 2025	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac
Executive Vice President and Chief Financial Officer