Form 10-Q
period 2025-06-30
GRAY MEDIA, INC
filed 2025-08-08
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
92,500,245 shares outstanding as of August 1, 2025	9,586,408 shares outstanding as of August 1, 2025

INDEX

GRAY MEDIA, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions)

	June 30,	December 31,
	2025	2024
Assets:
Current assets:
Cash	$199	$135
Accounts receivable, net	216	337
Current portion of program broadcast rights, net	5	17
Income tax refunds receivable	6	6
Prepaid income taxes	25	25
Prepaid and other current assets	27	21
Total current assets	478	541

Property and equipment, net	1,542	1,577
Operating leases right of use asset	70	69
Broadcast licenses	5,310	5,311
Goodwill	2,642	2,642
Other intangible assets, net	203	290
Investments in broadcasting and technology companies	58	66
Deferred pension assets	20	19
Other	29	27
Total assets	$10,352	$10,542

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except for share data)

	June 30,	December 31,
	2025	2024
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$82	$75
Employee compensation and benefits	83	111
Accrued interest	95	112
Accrued network programming fees	93	79
Other accrued expenses	121	53
Federal and state income taxes	8	5
Current portion of program broadcast obligations	5	18
Deferred revenue	27	29
Dividends payable	15	15
Current portion of operating lease liabilities	10	10
Current portion of long-term debt	10	20
Total current liabilities	549	527

Long-term debt, less current portion and deferred financing costs	5,580	5,601
Deferred income taxes	1,312	1,347
Operating lease liabilities, less current portion	62	62
Other	18	72
Total liabilities	7,521	7,609

Commitments and contingencies (Note 9)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 113,779,383 shares and 111,166,022 shares, respectively, and outstanding 92,500,245 shares and 90,768,247 shares, respectively	1,205	1,198
Class A common stock, no par value; authorized 25,000,000 shares, issued 12,198,808 shares and 11,237,386 shares, respectively, and outstanding 9,586,408 shares and 8,814,187 shares, respectively	62	57
Retained earnings	1,268	1,375
Accumulated other comprehensive loss, net of income tax benefit	(31)	(30)
	2,504	2,600
Treasury stock at cost, common stock, 21,279,138 shares and 20,397,775 shares, respectively	(288)	(284)
Treasury stock at cost, Class A common stock, 2,612,400 shares and 2,423,199 shares, respectively	(35)	(33)
Total stockholders’ equity	2,181	2,283
Total liabilities and stockholders’ equity	$10,352	$10,542

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue (less agency commissions):
Broadcasting	$754	$808	$1,509	$1,607
Production companies	18	18	45	42
Total revenue (less agency commissions)	772	826	1,554	1,649
Operating expenses before depreciation, amortization, impairment and gain on disposal of assets, net:
Broadcasting	563	565	1,140	1,148
Production companies	20	14	40	35
Corporate and administrative	25	28	57	56
Depreciation	32	36	66	72
Amortization of intangible assets	28	32	57	63
Impairment of intangible assets	28	-	28	-
Gain on disposal of assets, net	(6)	(1)	(8)	(1)
Operating expenses	690	674	1,380	1,373
Operating income	82	152	174	276
Other (expense) income:
Miscellaneous income, net	-	2	1	112
Interest expense	(117)	(118)	(235)	(233)
(Loss) gain from early extinguishment of debt	-	(7)	1	(7)
(Loss) income before income taxes	(35)	29	(59)	148
Income tax expense	21	7	6	38
Net (loss) income	(56)	22	(65)	110
Preferred stock dividends	13	13	26	26
Net (loss) income attributable to common stockholders	$(69)	$9	$(91)	$84

Basic per share information:
Net (loss) income attributable to common stockholders	$(0.71)	$0.09	$(0.95)	$0.89
Weighted-average shares outstanding	97	95	96	94

Diluted per share information:
Net (loss) income attributable to common stockholders	$(0.71)	$0.09	$(0.95)	$0.88
Weighted-average shares outstanding	97	96	96	95

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net (loss) income	$(56)	$22	$(65)	$110

Other comprehensive loss:
Adjustment - fair value of interest rate caps	-	(3)	(1)	(3)
Income tax benefit	-	(1)	-	(1)
Other comprehensive loss, net	-	(2)	(1)	(2)

Comprehensive (loss) income	$(56)	$20	$(66)	$108

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2023	10,413,993	$50	107,179,827	$1,174	$1,084	(2,251,727)	$(32)	(19,952,346)	$(282)	$(23)	$1,971

Net income	-	-	-	-	88	-	-	-	-	-	88

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
401(k) Plan	-	-	1,765,444	9	-	-	-	-	-	-	9
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	823,393	-	1,126,296	-	-	(142,895)	(1)	(146,470)	(1)	-	(2)
Restricted stock unit awards	-	-	564,793	-	-	-	-	(188,400)	(1)	-	(1)

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at March 31, 2024	11,237,386	$52	110,636,360	$1,187	$1,151	(2,394,622)	$(33)	(20,287,216)	$(284)	$(23)	$2,050

Net income	-	-	-	-	22	-	-	-	-	-	22

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(2)	(2)

Issuance of common stock:
2017 Equity and Incentive Compensation Plan:
Restricted stock awards		-	529,662	-	-	-	-	(54,361)	-	-	-

Stock-based compensation	-	2	-	4	-	-	-	-	-	-	6

Balance at June 30, 2024	11,237,386	$54	111,166,022	$1,191	$1,152	(2,394,622)	$(33)	(20,341,577)	$(284)	$(25)	$2,055

Balance at December 31, 2024	11,237,386	$57	111,166,022	$1,198	$1,375	(2,423,199)	$(33)	(20,397,775)	$(284)	$(30)	$2,283

Net loss	-	-	-	-	(9)	-	-	-	-	-	(9)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(1)	(1)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	961,422	-	1,105,758	-	-	(189,201)	(2)	(372,670)	(1)	-	(3)
Restricted stock unit awards	-	-	1,163,515	-	-	-	-	(377,291)	(2)	-	(2)

Stock-based compensation	-	2	-	5	-	-	-	-	-	-	7

Balance at March 31, 2025	12,198,808	$59	113,435,295	$1,203	$1,345	(2,612,400)	$(35)	(21,147,736)	$(287)	$(31)	$2,254

Net loss	-	-	-	-	(56)	-	-	-	-	-	(56)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	344,088	-	-	-	-	(131,402)	(1)	-	(1)

Stock-based compensation	-	3	-	2	-	-	-	-	-	-	5

Balance at June 30, 2025	12,198,808	$62	113,779,383	$1,205	$1,268	(2,612,400)	$(35)	(21,279,138)	$(288)	$(31)	$2,181

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net (loss) income	$(65)	$110
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	66	72
Amortization of intangible assets	57	63
Amortization of deferred loan costs	8	7
Amortization of stock based compensation	12	12
Amortization of program broadcast rights	12	13
Payments on program broadcast obligations	(14)	(15)
Deferred income taxes	(35)	(10)
Gain on disposal of property and equipment, net	(2)	(1)
Gain on sale of investment	(6)	(110)
(Gain) loss from early extinguishment of debt	(1)	7
Impairment of other intangible assets	28	-
Other	7	1
Changes in operating assets and liabilities:
Accounts receivable, net	120	(1)
Income tax receivable or prepaid	-	(26)
Other current assets	(6)	(1)
Accounts payable	6	8
Employee compensation, benefits and pension cost	(28)	(25)
Accrued network fees and other expenses	20	7
Accrued interest	(17)	(14)
Income taxes payable	3	(11)
Deferred revenue	(2)	-
Net cash provided by operating activities	163	86

Investing activities:
Purchases of property and equipment	(40)	(63)
Proceeds from asset sales	14	7
Proceeds from sale of investment	22	110
Investment in broadcast, production and technology companies	(8)	(4)
Other	(2)	-
Net cash (used in) provided by investing activities	(14)	50

Financing activities:
Proceeds from borrowings on long-term debt	130	2,025
Repayments of borrowings on long-term debt	(168)	(2,015)
Payment of common stock dividends	(16)	(16)
Payment of preferred stock dividends	(26)	(26)
Deferred and other loan costs	-	(47)
Payment of taxes related to net share settlement of equity awards	(5)	(3)
Net cash used in financing activities	(85)	(82)
Net increase in cash	64	54
Cash at beginning of period	135	21
Cash at end of period	$199	$75

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Media, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray Media,” “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2024, which was derived from the Company’s audited financial statements as of December 31, 2024, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six month periods ended June 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Our financial condition as of, and operating results for the three and six-months ended June 30, 2025, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2025.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2025 and 2024, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Weighted-average shares outstanding-basic	97	95	96	94
Common stock equivalents for restricted shares	-	1	-	1
Weighted-average shares outstanding-diluted	97	96	96	95

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of June 30, 2025 and December 31, 2024, consist of adjustments to our pension liability and changes in the fair value of our interest rate caps, each net of tax. Our comprehensive income for the six-months ended June 30, 2025 and 2024 consisted of our net income and recognition of the fair value adjustment related to our interest rate caps, and the related income tax benefit. As of June 30, 2025 and December 31, 2024 the balances were as follows (in millions):

	June 30,	December 31,
	2025	2024

Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(8)	$(8)
Adjustment to fair value of interest rate caps	(33)	(31)
Income tax benefit	(10)	(9)
Accumulated other comprehensive loss	$(31)	$(30)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	June 30,	December 31,	Useful Lives
	2025	2024	(in years)
Property and equipment:
Land	$380	$385
Buildings and improvements	922	908	7	to	40
Equipment	1,116	1,105	3	to	20
Construction in progress	80	82
	2,498	2,480
Accumulated depreciation	(956)	(903)
Total property and equipment, net	$1,542	$1,577

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. We received cash proceeds from the CID totaling $5 million and $6 million during the six month periods ended June 30, 2025 and 2024, respectively.

The following tables provide additional information related to loss on disposal of assets, net included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Gain on disposal of assets, net:
Proceeds from sale of fixed assets	$(26)	$-	$(35)	$(7)
Net book value of assets disposed	19	(1)	26	6
Discount - Securitization Facility	1	-	1	-
Total	$(6)	$(1)	$(8)	$(1)

Purchase of property and equipment:
Recurring purchases - operations			$24	$41
Assembly Atlanta development			16	22
Total			$40	$63

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

The amount sold to the Purchasers was $400 million and $300 million at June 30, 2025 and December 31, 2024, respectively, which was derecognized from the respective Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $227 million and $337 million at June 30, 2025 and December 31, 2024, respectively. Total receivables sold under the Securitization Facility were $627 million and $597 million in the six-months ended June 30, 2025 and 2024, respectively.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$15	$17
Provision for credit losses	1	-
Amounts written off	(1)	(1)
Ending balance	$15	$16

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our balance sheet as advertising deposit liabilities. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheet. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $12 million of revenue in the six-months ended June 30, 2025 that was included in the advertising deposit liability balance as of December 31, 2024. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	June 30,	December 31,
	2025	2024
Advertising deposit liabilities	$11	$12
Other deposit liabilities	16	17
Total deferred revenue	$27	$29

Disaggregation of Revenue. Revenue from our production companies segment, is generated through our direct sales channel. Revenue from our broadcast and other segment, is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Market and service type:
Broadcast advertising:
Core advertising	$361	$373	$705	$745
Political	9	47	22	74
Total advertising	370	420	727	819
Retransmission consent	369	371	748	752
Production companies	18	18	45	42
Other	15	17	34	36
Total revenue	$772	$826	$1,554	$1,649

Sales channel:
Direct	$554	$551	$1,118	$1,107
Advertising agency intermediary	218	275	436	542
Total revenue	$772	$826	$1,554	$1,649

3.	Long Term Debt

As of June 30, 2025 and December 31, 2024, long-term debt consisted of obligations under our Senior Credit Agreement (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 10.5% senior notes due 2029 (the “2029 Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”) and our 5.375% notes due 2031 (the “2031 Notes”), as follows (in millions):

	June 30,	December 31,
	2025	2024
Long-term debt :
Senior Credit Facility:
2021 Term Loan (matures December 1, 2028)	$1,369	$1,395
2024 Term Loan (matures June 4, 2029)	493	498
Senior secured first lien notes:
2029 Notes (matures July 15, 2029)	1,250	1,250
Senior unsecured notes:
2026 Notes (matures July 15, 2026)	2	10
2027 Notes (matures May 15, 2027)	528	528
2030 Notes (matures October 15, 2030)	790	790
2031 Notes (matures November 15, 2031)	1,219	1,219
Total outstanding principal, including current portion	5,651	5,690
Unamortized deferred loan costs - Senior Credit Facility	(29)	(34)
Unamortized deferred loan costs - 2027 Notes	(3)	(3)
Unamortized deferred loan costs - 2029 Notes	(11)	(12)
Unamortized deferred loan costs - 2030 Notes	(7)	(8)
Unamortized deferred loan costs - 2031 Notes	(11)	(12)
Less current portion	(10)	(20)
Long-term debt, less current portion and deferred financing costs	$5,580	$5,601

Revolving Credit Facility:
Revolving Credit Facility commitment	$700	$680
Undrawn outstanding letters of credit	(8)	(6)
Borrowing availability under Revolving Credit Facility	$692	$674

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

Because of their relationship to the interest rate caps, described below, borrowings under the 2021 Term Loan and 2019 Term Loan bear interest at the 1-month SOFR rate, plus applicable margin. As of June 30, 2025, the interest rate on the balance outstanding under the 2024 Term Loan and the 2021Term Loan were 9.6% and 7.4%, respectively.

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association Master Agreement (the “ISDA Master Agreement”) with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. On May 30, 2025, we amended the notional amount of the interest rate caps in order to better match the outstanding amounts of the related outstanding indebtedness. At June 30, 2025 and December 31, 2024, the caps had a combined notional value of approximately $1.9 billion and mature on December 31, 2025. The interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. The interest rate caps are designated as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month SOFR on our outstanding variable-rate debt in accordance with ASC 815. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, that enabled us to consider the amended swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan and our 2024 Term Loan to a maximum of 1-month Adjusted Term SOFR of 4.96% and 5.047%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. At June 30, 2025 and December 31, 2024, the recorded value of the asset was $6 million and $12 million, net of accumulated amortization, respectively. At June 30, 2025 and December 31, 2024, the fair value of the derivative liability was $33 million and $32 million, respectively. We present the deferred premium, the asset, and the fair value of the derivative, net within other accrued expenses in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $6 million of amortization expense for the asset during each of the six months ended June 30, 2025 and 2024, which is included as a component of cash flows from operating activities in our condensed consolidated statements of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. During the six months ended June 30, 2025, we did not receive a refund of interest under the rate caps. During the six months ended June 30, 2025 we did not receive any amounts under the interest rate caps. During the six months ended June 30, 2024, we received $4 million of cash payments from the counterparties that we reclassified as reductions of interest expense from the interest rate caps in our condensed consolidated statements of operations.

For all of our interest bearing obligations, we made interest payments of approximately $230 million and $210 million during the six-months ended June 30, 2025 and 2024, respectively. During the six-months ended June 30, 2025 and 2024, we capitalized $1 million and $1 million of interest payments, respectively, related to the Assembly Atlanta project.

As of June 30, 2025, the aggregate minimum principal maturities of our long-term debt for the remainder of 2025 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	Senior Credit Facility	2026 Notes	2027 Notes	2029 Notes	2030 Notes	2031 Notes	Total
Remainder of 2025	$-	$-	$-	$-	$-	$-	$-
2026	20	2	-	-	-	-	22
2027	20	-	528	-	-	-	548
2028	1,344	-	-	-	-	-	1,344
2029	478	-	-	1,250	-	-	1,728
2030	-	-	-	-	790	-	790
Thereafter	-	-	-	-	-	1,219	1,219
Total	$1,862	$2	$528	$1,250	$790	$1,219	$5,651

As of June 30, 2025, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. The 2019 Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2027 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes also include covenants with which we must comply. As of June 30, 2025 and December 31, 2024, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, the carrying amount of our long-term debt was $5.6 billion and $5.6 billion, respectively, and the fair value was $5.2 billion and $4.6 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

The fair value of our interest rate caps are based on observable estimates provided by the counterparties and, as such, are classified within Level 2 of the fair value hierarchy. At June 30, 2025, the fair value of the interest caps was a liability of $33 million, and is recorded within other accrued expenses in our condensed consolidated balance sheets. At December 31, 2024, the fair value of the interest caps was a liability of $32 million, and was recorded within other long-term liabilities in our condensed consolidated balance sheets.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on March 14, 2025, June 13, 2025, March 15, 2024 and June 14, 2024, payable on March 31, 2025, June 30, 2025, March 28, 2024 and June 28, 2024, respectively. The total dividends declared and paid during the six-months ended June 30, 2025 and 2024 was $16 million and $16 million, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of June 30, 2025, we had reserved 16.8 million shares and 2.5 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

6.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our Condensed Consolidated Statements of Operations. During the six-months ended June 30, 2025 and 2024, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plans. During the remainder of 2025, we do not expect to make a contribution to these plans.

During the six-month period ended June 30, 2025, we contributed $14 million in matching cash contributions to the 401(k) plan. Based upon employee participation as of June 30, 2025, during the remainder of 2025, we expect to contribute $10 million of matching cash contributions to this plan.

7.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2025 and 2024 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock-based compensation expense, gross	$5	$6	$12	$12
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(2)	(3)	(3)
Stock-based compensation expense, net	$4	$4	$9	$9

All shares of common stock and Class A common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 EICP for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2025 and 2024, respectively, is as follows:

	Six Months Ended
	June 30, 2025		June 30, 2024
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	2,567,707	$9.03	1,467,936	$12.17
Granted (1)	1,449,846	4.00	1,785,958	7.47
Vested	(851,400)	10.11	(480,412)	11.23
Forfeited	-	-	(130,000)	8.10
Outstanding - end of period (1)	3,166,153	$6.44	2,643,482	$9.36

Restricted stock - Class A common:
Outstanding - beginning of period (1)	1,589,020	$9.78	1,148,233	$12.37
Granted (1)	961,422	6.97	823,393	8.25
Vested	(422,028)	12.26	(318,733)	13.17
Outstanding - end of period (1)	2,128,414	$8.02	1,652,893	$10.16

Restricted stock units - common stock:
Outstanding - beginning of period	1,229,390	$5.72	587,168	$11.50
Granted	-	-	1,229,390	5.72
Vested	(1,163,515)	5.72	(564,793)	11.50
Forfeited	(65,875)	5.72	(22,375)	11.50
Outstanding - end of period	-	$-	1,229,390	$5.72

(1)         For awards subject to future performance conditions, amounts assume target performance.

8.	Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of June 30, 2025, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows for the six-months ended June 30, 2025 and 2024.

As of June 30, 2025, the weighted-average remaining term of our operating leases was approximately 9 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.9%. The table below describes the nature of our lease expense and classification of operating lease expense recognized in the three and six-months ended June 30, 2025 and 2024, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease expense
Operating lease expense	$4	$4	$8	$8
Short-term lease expense	1	1	3	2
Total lease expense	$5	$5	$11	$10

The maturities of operating lease liabilities as of June 30, 2025, for the remainder of 2025 and the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2025	$7
2026	14
2027	12
2028	10
2029	9
Thereafter	47
Total lease payments	99
Less: Imputed interest	(27)
Present value of lease liabilities	$72

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

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 14 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $10 million and $9 million as of June 30, 2025 and December 31, 2024, respectively. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statement of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three and six-months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease revenue:
Fixed lease revenue	$6	$5	$11	$11
Variable lease revenue	4	4	8	8
Total operating lease revenue	$10	$9	$19	$19

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2025 (in millions):

Year ending December 31,	Operating Leases
Remainder of 2025	$13
2026	24
2027	23
2028	23
2029	23
Thereafter	226
Total lease receipts	$332

9.	Commitments and Contingencies

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

During the six-months ended June 30, 2025, we recorded a non-cash impairment charge of $28 million related to the changes to the network affiliation at one station. As a result of this change, our finite-lived intangible assets decreased during that period. The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at				Net Balance at
	December 31,	Acquisitions			June 30,
	2024	and Adjustments	Impairments	Amortization	2025

Goodwill	$2,642	$-	$-	$-	$2,642
Broadcast licenses	5,311	(1)	-	-	5,310
Finite-lived intangible assets	290	(2)	(28)	(57)	203
Total intangible assets net of accumulated amortization	$8,243	$(3)	$(28)	$(57)	$8,155

A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-months ended June 30, 2025 is as follows (in millions):

	As of June 30, 2025			As of December 31, 2024
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,364	$(54)	$5,310	$5,365	$(54)	$5,311
Goodwill	2,642	-	2,642	2,642	-	2,642
	$8,006	$(54)	$7,952	$8,007	$(54)	$7,953

Intangible assets subject to amortization:
Network affiliation agreements	$216	$(187)	$29	$216	$(160)	$56
Other finite lived intangible assets	989	(815)	174	992	(758)	234
	$1,205	$(1,002)	$203	$1,208	$(918)	$290

Total intangibles	$9,211	$(1,056)	$8,155	$9,215	$(972)	$8,243

Amortization expense for the six-months ended June 30, 2025 and 2024 was $57 million and $63 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2025 will be approximately $56 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2026, $83 million; 2027, $47 million; 2028, $13 million; 2029, $3 million; and 2030, $2 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

.

11.	Income Taxes

For the three and six-month periods ended June 30, 2025 and 2024, our income tax expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income tax expense	$21	$7	$6	$38
Effective income tax rate	(60%)	24%	(10%)	26%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory federal income tax rate of 21% to our effective income tax rate. For the 2025 six-month period, these estimates increased or decreased our statutory federal income tax benefit rate of 21% as a result of permanent differences that resulted in a decrease of 24%, state income taxes that resulted in a decrease of 3%, and discrete items that resulted in a decrease of 4%. For the six-months ended June 30, 2024, these estimates increased or decreased our statutory federal income tax rate of 21% as a result of state income taxes that resulted in an increase of 5%, permanent differences that resulted in an increase of 1% and changes to our reserves that resulted in a decrease of 2%.

During the six-months ended June 30, 2025, we made $39 million of federal and state income tax payments, net of refunds. As of June 30, 2025, we have an aggregate of approximately $252 million of various state operating loss carryforwards, of which we expect that approximately $173 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

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

		Production
As of and for the six months ended June 30, 2025:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,509	$45	$-	$1,554
Less:(1)
Payroll and employee benefits	429	10	32	471
Network affiliation fees	467	-	-	467
Programming	59	3	-	62
Depreciation and amortization	114	8	1	123
Impairment of intangible assets	28	-	-	28
Other segment items(2)	176	28	25	229
Segment operating income (loss)	$236	$(4)	$(58)	$174
Other income (expense):
Miscellaneous income, net				1
Interest expense				(235)
Gain on early extinguishment of debt				1
Loss before income tax				$(59)

Capital expenditures (excluding business combinations)	$21	$19	$-	$40
Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$41	$4	$13	$58
Total assets	$9,383	$723	$246	$10,352

For the six months ended June 30, 2024:

Revenue (less agency commissions)	$1,607	$42	$-	$1,649
Less:(1)
Payroll and employee benefits	444	10	29	483
Network affiliation fees	467	-	-	467
Programming	51	6	-	57
Depreciation and amortization	124	10	1	135
Other segment items(2)	186	18	27	231
Segment operating income (loss)	$335	$(2)	$(57)	$276
Other income (expense):
Miscellaneous income, net				112
Interest expense				(233)
Loss on early extinguishment of debt				(7)
Income before income tax				$148

Capital expenditures (excluding business combinations)	$41	$22	$-	$63

As of December 31, 2024:

Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$49	$4	$13	$66
Total assets	$9,636	$681	$225	$10,542

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

13.	Subsequent Events

Income Taxes. On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, and easing the interest expense limitation rules of Section 163(j), in addition to other changes. We anticipate an impact to income taxes payable and deferred tax assets and liabilities in the period of enactment. We continue to evaluate the impact the new legislation will have on the consolidated financial statements.

Acquisitions and Divestitures. Subsequent to the end of the second quarter, we entered into and announced separate agreements involving television station acquisitions and divestitures with The E.W. Scripps Company (“Scripps”), Sagamore Hill Broadcasting, Inc. (“SGH”), Block Communications, Inc. (“BCI”) and Allen Media Group, Inc. (“AMG”). In addition to advancing strategic goals for our television station operations, we anticipate that upon closing all of these transactions they will contribute to our efforts to reduce the company’s Leverage Ratio as defined in our Senior Credit Agreement.

On July 7, 2025, we announced that we had entered into agreements with Scripps to swap television stations across five mid-sized and small markets. The transaction involves the acquisition by Gray of WSYM (Fox) in Lansing, Michigan (DMA 113), and KATC (ABC) in Lafayette, Louisiana (DMA 125), and the sale by Gray of KKTV (CBS) in Colorado Springs, Colorado (DMA 86), KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado (DMA 187), and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho (DMA 189). The swap involves the even exchange of comparable assets, and, as such, neither company will pay cash consideration to the other.

On July 31, 2025, we announced that we reached an agreement with SGH to acquire SGH’s WLTZ (NBC) in Columbus, Georgia (DMA 127) and KJTV (FOX) in Lubbock, Texas (DMA 140) for a total purchase price of less than $2 million. For the past several years, Gray has provided back-office services to both stations through WTVM (ABC) in Columbus and KCBD (NBC) in Lubbock, respectively.

On August 1, 2025, we announced that we reached an agreement with BCI to acquire its television stations for $80 million. The transaction includes WDRB (FOX) and WBKI (CW) in Louisville, Kentucky (DMA 49), where Gray owns WAVE (NBC). The transaction also includes WAND (NBC) in the Springfield-Champaign-Decatur, Illinois, market (DMA 92), and WLIO (NBC) and associated low power television stations in Lima, Ohio (DMA 190).

On August 8, 2025, we announced that we reached an agreement with AMG to acquire AMG’s television stations in ten markets for $171 million, as follows:

DMA	MARKET	STATION

75	Huntsville, AL	WAAY (ABC)
90	Paducah-Cape Girardeau-Harrisburg	WSIL (ABC)
109	Evansville, IN	WEVV (CBS/FOX)
110	Ft. Wayne, IN	WFFT (FOX)
121	Montgomery, AL	WCOV (FOX)
124	Lafayette, LA	KADN (FOX/NBC)
134	Columbus-Tupelo, MS	WTVA (ABC/NBC)
137	Rockford, IL	WREX (NBC)
159	Terre Haute, IN	WTHI (CBS/FOX)
189	West Lafayette, IN	WLFI (CBS)

We anticipate closing the transactions with Scripps, SGH, BCI and AMG in the fourth quarter of this year following receipt of regulatory approvals, including certain waivers, and other customary approvals.

Refinancing activities. On July 18, 2025, we issued $900 million in aggregate principal amount of 9.625% Senior Secured Second Lien Notes due 2032 (the “2032 Notes”) pursuant to an indenture, dated as of July 18, 2025, between us, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2032 Notes Indenture”). The 2032 Notes were issued at par. Interest in the 2032 Notes accrues from July 18, 2025, and is payable semiannually, on January 15 and July 15 of each year, beginning on January 15, 2026.

The net proceeds from the 2032 Notes together with $50 million borrowed under our Revolving Credit Facility, were used to repurchase all $528 million of face value of our outstanding 7.0% 2027 Notes; to repay $403 million of our 2024 Term Loan under the Senior Credit Agreement; and pay transaction expenses incurred in connection with the offering.

The 2032 Notes and related guarantees are our senior secured second lien obligations. The 2032 Notes:

●

rank pari passu in right of payment to all of our and the guarantors’ existing and future senior, unsubordinated debt (including our Senior Credit Agreement and our 2031 Notes, 2030 Notes, 2029 Notes and 2026 Notes);

●	are senior in right of payment to all of our and the guarantors’ future subordinated debt;
●

are effectively subordinated to any of our or the guarantors’ existing and future debt that is secured by a lien on any assets not constituting Collateral to the extent of the value of such assets (including the assets sold to the Receivables SPV pursuant to the Receivables Sale Agreement);

●

are effectively junior to all our existing and future debt that is secured by a lien that is senior to the notes, including the Senior Credit Agreement and the 2029 Notes, to the extent of the value of the Collateral; and

●

are effectively senior to all existing and future debt that is either unsecured, including our 2031 Notes, 2030 Notes and 2026 Notes and the guarantees related thereto or secured by a lien that is junior to the lien securing the notes and the guarantees, in each case to the extent of the value of the Collateral.

On July 18, 2025, we entered into an amendment to the Senior Credit Agreement (the “Fifth Amendment” and as amended, including by the Fifth Amendment, the “Fifth Amended Senior Credit Agreement”), dated as of December 1, 2021. The Fifth Amendment, among other things, provided for an increase in the Revolving Credit Facility by $50 million, resulting in aggregate commitments under the Revolving Credit Facility of $750 million and an extension of the term of the commitments under the Revolving Credit Facility to December 31, 2028.

On July 25, 2025, we issued $775 million in aggregate principal amount of 7.25% Senior Secured First Lien Notes due 2033 (the “2033 Notes”) pursuant to an indenture, dated as of July 25, 2025, between us, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2033 Notes Indenture”). The 2033 Notes were issued at par. Interest in the 2033 Notes accrues from July 25, 2025, and is payable semiannually, on February 15 and August 15 of each year, beginning on February 15, 2026.

The net proceeds from the 2033 Notes were used to repay the following amounts under our Senior Credit Agreement, $630 million of our 2021 Term Loan; $80 million of our 2024 Term Loan; all $50 million outstanding under our Revolving Credit Facility and pay transaction expenses incurred in connection with the offering.

The 2033 Notes and related guarantees are our senior secured first lien obligations. The 2033 Notes:

●	rank pari passu in right of payment to all of our and the guarantors’ existing and future senior, unsubordinated debt (including our Senior Credit Agreement and our existing notes);
●	are senior in right of payment to all of our and the guarantors’ future subordinated debt;
●

are effectively subordinated to any of our or the guarantors’ existing and future debt that is secured by a lien on any assets not constituting Collateral to the extent of the value of such assets (including the assets sold to the Receivables SPV pursuant to the Receivables Sale Agreement);

●	rank pari passu in right of security with all of our existing and future debt that is secured by a first priority lien on the Collateral, including our Senior Credit Agreement and the 2029 Notes; and
●

are effectively senior to all existing and future debt that is either unsecured, including our 2031 Notes, 2030 Notes and 2026 Notes, or secured by a lien that is junior to the lien securing the notes and the guarantees, including the 2032 Notes, in each case to the extent of the value of the Collateral.

As a result of each of these refinancing subsequent events, we expect to record a loss on early extinguishment of debt in the third quarter of 2025. The amount of this loss is not presently determinable.

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

Our operating revenues are derived primarily from broadcast and internet advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, production studio rentals, tower rentals and management fees. For the six-months ended June 30, 2025 and 2024, we generated revenue of $1.6 billion in each period.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the six-months ended June 30, 2025 and 2024 approximately 25% and 23%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the six-months ended June 30, 2025 and 2024 approximately 15% and 18%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$361	47%	$373	45%	$705	45%	$745	45%
Political	9	1%	47	6%	22	1%	74	4%
Retransmission consent	369	48%	371	45%	748	48%	752	46%
Production companies	18	2%	18	2%	45	3%	42	3%
Other	15	2%	17	2%	34	3%	36	2%
Total	$772	100%	$826	100%	$1,554	100%	$1,649	100%

Results of Operations

Three-Months Ended June 30, 2025 (“the 2025 three-month period”) Compared to Three-Months Ended June 30, 2024 (“the 2024 three-month period”)

Revenue. Total revenue decreased by $54 million or 7%, in the 2025 three-month period. During the 2025 three-month period:

●	Core advertising revenue decreased by $12 million or 3%;
●	Consistent with 2025 being the “off-year” of the two-year election cycle, political advertising revenue decreased by $38 million or 81%;
●	Retransmission consent revenue decreased by $2 million or 1%, due to a decrease in subscribers, offset, in part, by an increase in rates; and

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $2 million, or less than 1%, to $563 million in the 2025 three-month period. During the 2025 three-month period:

●

Broadcasting payroll and related benefits expenses decreased by $4 million as a result of decreases in staffing consistent with cost control actions taken in 2024, and incentive compensation consistent with decreased revenue.

●	Broadcasting non-payroll expenses increased by $1 million primarily due to increases in sports programming expenses and software license expenses, offset by reductions in bank service charges.

●	Broadcasting non-cash stock-based compensation expense was not material in each of the 2025 and 2024 three-month periods.

Production Company Expenses. Production company operating expenses increased by $6 million or 43% in the 2025 three-month period compared to the 2024 three-month period due to increases in property taxes and professional services.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $3 million or 11% to $25 million, in the 2025 three-month period due primarily to decreases in promotional expenses, compared to the 2024 three-month period. Non-cash stock-based compensation expenses were $5 million in each of the 2025 and 2024 three-month periods.

Depreciation. Depreciation of property and equipment totaled $32 million for the 2025 three-month period and $36 million for the 2024 three-month period. Depreciation decreased primarily due to assets becoming fully depreciated.

Amortization. Amortization of intangible assets totaled $28 million in the 2025 three-month period and $32 million in the 2024 three-month period. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized and the impairment of certain finite-lived intangible assets related to the changes to the newtork affiliation at one station.

Impairment of intangible assets. During the 2025 three-month period, we recorded a non-cash impairment charge of $28 million related to the changes to the network affiliation at one station.

Gain on Disposal of Assets, Net. Gain on disposal of assets was $6 million in the 2025 three-month period, primarily due to a gain on the sale of easements and assignment of leases at some of our television broadcast tower sites in the 2025 three-month period. In the 2024 three-month period we reported a gain of $1 million.

Interest Expense. Interest expense decreased by $1 million to $117 million for the 2025 three-month period compared to $118 million in the 2024 three-month period primarily due to decreases in our outstanding debt and interest rates on our floating rate Senior Credit Agreement, partially offset by increased interest expenses on our 2029 Notes.

Income Tax Expense. During the 2025 and 2024 three-month periods, we recognized income tax expense of $21 million and $7 million, respectively. For the 2025 three-month period and the 2024 three-month period, our effective income tax rate was (60%) in the 2025 three-month period and 24% in the 2024 three-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2025 three-month period, these estimates increased or decreased our statutory federal income tax benefit rate of 21% as a result of permanent differences that resulted in a decrease of 67% and state income taxes that resulted in a decrease of 14%.

Six-months Ended June 30, 2025 (“the 2025 six-month period”) Compared to Six-months Ended June 30, 2024 (“the 2024 six-month period”)

Revenue. Total revenue decreased by $95 million, or 6% in the 2025 six-month period. During the 2025 six-month period:

●

Core advertising revenue decreased by $40 million or 5% due primarily to macro-economic softness. In addition, our advertising revenue of $9 million from the broadcast of the Super Bowl on our 33 FOX channels in the 2025 six-month period, compared to an aggregate of $18 million of advertising revenue relating to the broadcast of the Super Bowl on our 54 CBS channels during the 2024 six-month period. We were very pleased that our Super Bowl advertising revenue on our FOX channels increased to $9 million in 2025, compared to $6 million on our FOX channels in 2023. Our Core advertising revenue was also negatively impacted by one less selling day due to Leap Day, which we estimate impacted core revenue by $4 million.

●	Political advertising revenue decreased by $52 million or 70% resulting primarily from 2025 being the “off-year” of the two-year political advertising cycle;
●	Retransmission consent revenue decreased by $4 million or 1% due to a decrease in subscribers, offset, in part, by an increase in rates; and
●	Production company revenue increased by $3 million or 7% due to the start-up of our operations at Assembly Atlanta offset, in part, by decreases in revenue at our event production businesses.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased by $8 million, or 1%, to $1.1 billion in the 2025 six-month period. During the 2025 six-month period:

●

Broadcasting payroll and related benefits expenses decreased by $15 million as a result of decreases in staffing consistent with cost control actions taken in 2024, and incentive compensation consistent with decreased revenue.

●	Broadcasting non-payroll expenses increased by $7 million primarily due to increases in sports programming expenses and software license expenses, offset by reductions in bank service charges.
●	Broadcast non-cash stock-based compensation expense was $1 million and $3 million in the 2025 and 2024 six-month periods, respectively.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets) were $40 million in the 2025 six-month period, an increase of $5 million compared to $35 million in the 2024 six-month period primarily due to increases in property taxes.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) were $57 million and $56 million in the 2025 and 2024 six-month periods, respectively. Non-cash stock-based compensation expenses increased to $12 million in the 2025 six-month period compared to $9 million in the 2024 six-month period.

Depreciation. Depreciation of property and equipment totaled $66 million for the 2025 six-month period and $72 million for the 2024 six-month period. Depreciation decreased primarily due to assets becoming fully depreciated.

Amortization. Amortization of intangible assets totaled $57 million in the 2025 six-month period and $63 million in the 2024 six-month period. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized and the impairment of certain finite-lived intangible assets related to the changes to the newtork affiliation at one station.

Impairment of intangible assets. During the 2025 three-month period, we recorded a non-cash impairment charge of $28 million related to the changes to the network affiliation at one station.

Gain on Disposal of Assets, Net. We recognized a gain on disposal of assets of $8 million in the 2025 six-month period primarily due to on the sale of easements and assignment of leases at some of our television broadcast tower sites, and $1 million in the 2024 six-month period,.

Miscellaneous Income, Net. On February 8, 2024, we recorded a gain of $110 million from the sale of our investment in BMI.

Interest Expense. Interest expense increased by $2 million to $235 million for the 2025 six-month period compared to $233 million in the 2024 six-month period. This increase was primarily attributable to a combination of factors including: decreases in the outstanding balance and interest rates on our floating rate Senior Credit Agreement in the 2025 six-month period compared to the 2024 six-month period; offset by the increase in the balance outstanding and interest rates on our notes. Our average outstanding total long-term debt balance was $5.7 billion and $6.2 billion during the 2025 and 2024 six-month periods, respectively. Our average total interest rate was 7.4% and 6.8% during the 2025 and 2024 six-month periods, respectively.

Gain on Early Extinguishment of debt. During the 2025 six-month period, we reported a gain on early extinguishment of debt of $1 million as a result of the repurchase of a portion of our outstanding debt in the open market at a discount.

Income Tax Expense. During the 2025 six-month period, we recognized income tax expense of $6 million. During the 2024 six-month period, we recognized income tax expense of $38 million. For the 2025 six-month period and the 2024 six-month period, our effective income tax rate was (10%) and 26%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2025 six-month period, these estimates increased or decreased our statutory federal income tax benefit rate of 21% to our effective income tax rate as a result of permanent differences resulted in a decrease of 24%, state income taxes that resulted in a decrease of 3%, and discrete items resulted in a decrease of 4%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$163	$86
Net cash (used in) provided by investing activities	(14)	50
Net cash used in financing activities	(85)	(82)
Net increase in cash	$64	$54

	As of
	June 30, 2025	December 31, 2024
Cash	$199	$135
Long-term debt, including current portion, less deferred financing costs	$5,590	$5,621
Series A Perpetual Preferred Stock	$650	$650

Revolving Credit Facility:
Revolving Credit Facility commitment	$700	$680
Undrawn outstanding letters of credit	(8)	(6)
Borrowing availability under Revolving Credit Facility	$692	$674

Net Cash Provided By (Used in) Operating, Investing and Financing Activities. Net cash provided by operating activities was $163 million in the 2025 six-month period compared to $86 million in the 2024 six-month period, a net increase of $77 million. The increase was primarily the net result of changes in working capital accounts that provided cash of $159 million, of which $100 million represented the increase in accounts receivable sold under our Securitization Facility in the 2025 six-month period. While our net income decreased by $175 million, this decrease was partially offset by increased non-cash adjustments of $94 million.

Net cash used in investing activities was $14 million in the 2025 six-month period compared to net cash provided by investing activities of $50 million for the 2024 six-month period. The net decrease was largely due the proceeds received from the sale of our investment in BMI in the 2024 six-month period.

Net cash used in financing activities was $85 million in the 2025 six-month period compared to net cash used in financing activities of $82 million in the 2024 six-month period. During each period, we used $26 million of cash to pay dividends to holders of our preferred stock. During 2025 and 2024 six-month periods, we used $16 million and $16 million, respectively, to pay dividends to holders of our common stock.

Liquidity. Based on our debt outstanding and interest rates as of June 30, 2025, we estimate that we will make approximately $458 million in debt interest payments over the twelve months immediately following June 30, 2025.

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

Collateral, Covenants and Restrictions of our credit agreements. Our obligations under the Senior Credit Agreement and the 2029 Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement. Gray Media, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Media, Inc.’s subsidiaries. Any subsidiaries of Gray Media, Inc. that do not guarantee the 2026 Notes, 2027 Notes, 2030 Notes and 2031 Notes are not material or are designated as unrestricted under the Senior Credit Agreement. As of June 30, 2025, there were no significant restrictions on the ability of Gray Media, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

The Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2027 Notes, 2029 Notes, 2030 Notes and 2031 Notes include covenants with which we must comply which are typical for financing transactions of their nature. As of June 30, 2025 and December 31, 2024, we were in compliance with all required covenants under all of our debt obligations.”

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

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on July 1, 2023. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with U.S. GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

Our “Adjusted Total Indebtedness”, “First Lien Adjusted Total Indebtedness” and “Secured Adjusted Total Indebtedness”, in each case “Net of All Cash”, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our Senior Credit Agreement, less all cash (excluding restricted cash) for the applicable amount of indebtedness.

Blow is a calculation of our “Leverage Ratio”, “First Lien Leverage Ratio” and “Secured Leverage Ratio” as defined in our Senior Credit Agreement as of June 30, 2025:

Eight Quarters Ended
June 30, 2025
(in millions)

Net income	$261
Adjustments to reconcile from net income to Leverage Ratio
Denominator as defined in our Senior Credit Agreement:
Depreciation	286
Amortization of intangible assets	278
Non-cash stock-based compensation	45
Non-cash 401(k) expense	10
Loss on disposal of assets, net	7
Gain on disposal of investment, not in the ordinary course	(110)
Interest expense	948
Gain on early extinguishment of debt	(35)
Income tax expense	122
Impairment of investments, goodwill and other intangible assets	58
Amortization of program broadcast rights	125
Payments for program broadcast rights	(59)
Pension gain	(4)
Contributions to pension plans	(4)
Adjustments for unrestricted subsidiaries	21
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	(1)
Transaction Related Expenses	1

Total eight quarters ended June 30, 2025	$1,949
Leverage Ratio Denominator (total eight quarters ended June 30, 2025, divided by 2)	$975

June 30, 2025
(dollars in millions)

Total outstanding principal, including current portion	$5,651
Letters of credit outstanding	8
Cash	(199)
Adjusted Total Indebtedness	$5,460
Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.60

Total outstanding principal secured by a first lien	$3,112
Cash	(199)
First Lien Adjusted Total Indebtedness	$2,913
First Lien Leverage Ratio (maximum permitted incurrence is 4.00 to 1.00) (1)	2.99

Total outstanding principal secured by a lien	$3,112
Cash	(199)
Secured Adjusted Total Indebtedness	$2,913
Secured Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00)	2.99

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.

Debt. As of June 30, 2025, long-term debt consisted of obligations under our Senior Credit Agreement, the $2 million in aggregate principal amount outstanding under our 2026 Notes, the $528 million in aggregate principal amount outstanding of our 2027 Notes, the $1.25 billion in aggregate principal amount of our 2029 Notes, the $790 million in aggregate principal amount outstanding of our 2030 Notes and the $1.2 billion outstanding of our 2031 Notes. As of June 30, 2025, the Senior Credit Agreement provided total commitments of $2.6 billion, consisting of a $1.4 billion term loan facility, a $493 million term loan facility and $692 million available under our Revolving Credit Facility, net of $8 million of undrawn letters of credit. We were in compliance with the covenants in these debt agreements at June 30, 2025.

Repurchase of Debt. On May 6, 2024, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness. On November 20, 2024, our Board of Directors replenished and extended the repurchase authorization through December 31, 2025. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice. We currently have approximately $232 million of availability to repurchase our outstanding indebtedness remaining under this authorization.

Subsequent Refinancing Activities. On July 18, 2025, we issued the 2032 Notes. The net proceeds from the 2032 Notes together with $50 million borrowed under our Revolving Credit Facility, were used to repurchase all $528 million of our 2027 Notes, to repay $403 million of our 2024 Term Loan under the Senior Credit Agreement and pay transaction expenses incurred in connection with the offering. Also on July 18, 2025, we amended our Revolving Credit Facility to increase commitments by $50 million, resulting in aggregate commitments under the Revolving Credit Facility of $750 million and an extension of the term of the commitments under the Revolving Credit Facility to December 31, 2028.

On July 25, 2025, we issued the 2033 Notes. The net proceeds from the 2033 Notes were used to repay the following amounts under our Senior Credit Agreement: $630 million of our 2021 Term Loan; $80 million of our 2024 Term Loan; all $50 million of our Revolving Credit Facility; and pay transaction expenses incurred in connection with the offering.

Acquisitions and Divestitures. Subsequent to the end of the second quarter, we entered into and announced separate agreements involving television station acquisitions and divestitures with Scripps, SGH, BCI, and AMG. In addition to advancing strategic goals for our television station operations, we anticipate that upon closing all of these transactions they will contribute to our efforts to reduce the company’s Leverage Ratio as defined in our Senior Credit Agreement.

On July 7, 2025, we announced that we had entered into agreements with Scripps to swap television stations across five mid-sized and small markets. The transaction involves the acquisition by Gray of WSYM (Fox) in Lansing, Michigan (DMA 113), and KATC (ABC) in Lafayette, Louisiana (DMA 125), and the sale by Gray of KKTV (CBS) in Colorado Springs, Colorado (DMA 86), KKCO (NBC) and low power station KJCT-LP (ABC) in Grand Junction, Colorado (DMA 187), and KMVT (CBS) and low power station KSVT-LD (Fox) in Twin Falls, Idaho (DMA 189). The swap involves the even exchange of comparable assets, and, as such, neither company will pay cash consideration to the other.

On July 31, 2025, we announced that we reached an agreement with SGH to acquire SGH’s WLTZ (NBC) in Columbus, Georgia (DMA 127) and KJTV (FOX) in Lubbock, Texas (DMA 140) for a total purchase price of less than $2 million. For the past several years, Gray has provided back-office services to both stations through WTVM (ABC) in Columbus and KCBD (NBC) in Lubbock, respectively.

On August 1, 2025, we announced that we reached an agreement with BCI to acquire its television stations for $80 million. The transaction includes WDRB (FOX) and WBKI (CW) in Louisville, Kentucky (DMA 49), where Gray owns WAVE (NBC). The transaction also includes WAND (NBC) in the Springfield-Champaign-Decatur, Illinois, market (DMA 92), and WLIO (NBC) and associated low power television stations in Lima, Ohio (DMA 190).

On August 8, 2025, we announced that we reached an agreement with AMG to acquire AMG’s television stations in ten markets for $171 million, as follows:

DMA	MARKET	STATION

75	Huntsville, AL	WAAY (ABC)
90	Paducah-Cape Girardeau-Harrisburg	WSIL (ABC)
109	Evansville, IN	WEVV (CBS/FOX)
110	Ft. Wayne, IN	WFFT (FOX)
121	Montgomery, AL	WCOV (FOX)
124	Lafayette, LA	KADN (FOX/NBC)
134	Columbus-Tupelo, MS	WTVA (ABC/NBC)
137	Rockford, IL	WREX (NBC)
159	Terre Haute, IN	WTHI (CBS/FOX)
189	West Lafayette, IN	WLFI (CBS)

We anticipate closing the transactions with Scripps, SGH, BCI, and AMG in the fourth quarter of this year following receipt of regulatory approvals, including certain waivers, and other customary approvals.

Capital Expenditures. Including capital expenditures related to our Assembly Atlanta project, we currently expect that our routine capital expenditures will be in a range of approximately $40 million to $45 million for the remainder of 2025. We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. Consistent with previous practice, we anticipate transferring certain public infrastructure at Assembly Atlanta to the CID for which we anticipate receiving proceeds during 2025. We received reimbursements totaling $5 million in the 2025 six-month period and we expect reimbursements of approximately $20 million during the remainder of 2025, and that our capital expenditures in 2025 will approximate the reimbursements we expect to receive. We can give no assurances of the actual proceeds to be received in the future from the CID, nor the timing of any such proceeds.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2025 three and six-month period, we made $39 million of federal or state income tax payments. While we continue to evaluate the impact of recent income tax legislation, we currently expect that for the remainder of 2025, we will not be required to make any material income tax payments. As of June 30, 2025, we have an aggregate of approximately $252 million of various state operating loss carryforwards, of which we expect that approximately $173 million will not be utilized due to section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act and, easing the interest expense limitation rules of Section 163(j), in addition to other changes. The Company anticipates an impact to income taxes payable and deferred tax assets and liabilities in the period of enactment. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements.

During the 2025 six-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2025, we do not expect to contribute to this pension plan.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2025 has not materially changed since December 31, 2024. Our market risk profile on December 31, 2024 is disclosed in our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the six-months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

4.1

Indenture, dated as of July 18, 2025, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2025)

4.2	Form of 9.625% Senior Secured Second Lien Note due 2032 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2025)

4.3

Indenture, dated as of July 25, 2025, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2025)

4.4	Form of 7.25% Senior Secured First Lien Note due 2033 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 25, 2025)

10.1*	Gray Media, Inc. 2022 Equity and Incentive Compensation Plan (as amended and restated) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 7, 2025)

10.2

Fifth Amendment to Credit Agreement, dated as of July 18, 2025, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2025)

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Media, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.

*                   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY MEDIA, INC.
(Registrant)

Date: August 8, 2025	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac
Executive Vice President and Chief Financial Officer