Form 10-Q
period 2025-09-30
GRAY MEDIA, INC
filed 2025-11-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
92,500,245 shares outstanding as of October 31, 2025	9,586,408 shares outstanding as of October 31, 2025

INDEX

GRAY MEDIA, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30,	December 31,
	2025	2024
Assets:
Current assets:
Cash	$182	$135
Accounts receivable, net	204	337
Current portion of program broadcast rights, net	25	17
Income tax refund receivable	6	6
Prepaid income taxes	40	25
Prepaid and other current assets	28	21
Total current assets	485	541

Property and equipment, net	1,532	1,577
Operating leases right of use asset	68	69
Broadcast licenses	5,310	5,311
Goodwill	2,642	2,642
Other intangible assets, net	180	290
Investments in broadcasting and technology companies	56	66
Deferred pension assets	21	19
Other	27	27
Total assets	$10,321	$10,542

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	September 30,	December 31,
	2025	2024
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$18	$75
Employee compensation and benefits	95	111
Accrued interest	103	112
Accrued network programming fees	105	79
Other accrued expenses	110	53
Federal and state income taxes	7	5
Current portion of program broadcast obligations	25	18
Deferred revenue	28	29
Dividends payable	16	15
Current portion of operating lease liabilities	10	10
Current portion of long-term debt	2	20
Total current liabilities	519	527

Long-term debt, less current portion and deferred financing costs	5,608	5,601
Deferred income taxes	1,310	1,347
Operating lease liabilities, less current portion	61	62
Other	15	72
Total liabilities	7,513	7,609

Commitments and contingencies (Note 10)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares, at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 113,779,383 shares and 111,166,022 shares, respectively outstanding 92,500,245 shares and 90,768,247 shares, respectively	1,208	1,198
Class A common stock, no par value; authorized 25,000,000 shares, issued 12,198,808 shares and 11,237,386 shares, respectively outstanding 9,586,408 shares and 8,814,187 shares, respectively	64	57
Retained earnings	1,237	1,375
Accumulated other comprehensive loss, net of income tax benefit	(28)	(30)
	2,481	2,600
Treasury stock at cost, common stock, 21,279,138 shares and 20,397,775 shares, respectively	(288)	(284)
Treasury stock at cost, class A common stock, 2,612,400 shares and 2,423,199 shares, respectively	(35)	(33)
Total stockholders’ equity	2,158	2,283
Total liabilities and stockholders’ equity	$10,321	$10,542

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue (less agency commissions):
Broadcasting	$724	$924	$2,233	$2,531
Production companies	25	26	70	68
Total revenue (less agency commissions)	749	950	2,303	2,599
Operating expenses before depreciation, amortization, impairment and (gain) loss on disposal of assets, net:
Broadcasting	542	571	1,682	1,719
Production companies	22	22	62	57
Corporate and administrative	28	24	85	80
Depreciation	33	36	99	108
Amortization of intangible assets	23	31	80	94
Impairment of intangible assets	-	-	28	-
(Gain) loss on disposal of assets, net	(1)	16	(9)	15
Operating expenses	647	700	2,027	2,073
Operating income	102	250	276	526
Other (expense) income:
Miscellaneous (expense) income, net	(3)	2	(2)	114
Interest expense	(120)	(130)	(355)	(363)
(Loss) gain from early extinguishment of debt	(7)	6	(6)	(1)
(Loss) income before income taxes	(28)	128	(87)	276
Income tax (benefit) expense	(18)	32	(12)	70
Net (loss) income	(10)	96	(75)	206
Preferred stock dividends	13	13	39	39
Net (loss) income attributable to common stockholders	$(23)	$83	$(114)	$167

Basic per share information:
Net (loss) income attributable to common stockholders	$(0.24)	$0.87	$(1.19)	$1.76
Weighted-average shares outstanding	97	95	96	95

Diluted per share information:
Net (loss) income attributable to common stockholders	$(0.24)	$0.86	$(1.19)	$1.74
Weighted-average shares outstanding	97	97	96	96
			.
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net (loss) income	$(10)	$96	$(75)	$206

Other comprehensive income (loss):
Adjustment - fair value of interest rate caps	-	(6)	(2)	(9)
Adjustment - pension liability	5	-	5	-
Income tax expense (benefit)	2	(1)	1	(2)
Other comprehensive income (loss), net	3	(5)	2	(7)

Comprehensive (loss) income	$(7)	$91	$(73)	$199

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

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2024	11,237,386	$57	111,166,022	$1,198	$1,375	(2,423,199)	$(33)	(20,397,775)	$(284)	$(30)	$2,283

Net loss	-	-	-	-	(9)	-	-	-	-	-	(9)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(1)	(1)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	961,422	-	1,105,758	-	-	(189,201)	(2)	(372,670)	(1)	-	(3)
Restricted stock unit awards	-	-	1,163,515	-	-	-	-	(377,291)	(2)	-	(2)

Stock-based compensation	-	2	-	5	-	-	-	-	-	-	7

Balance at March 31, 2025	12,198,808	$59	113,435,295	$1,203	$1,345	(2,612,400)	$(35)	(21,147,736)	$(287)	$(31)	$2,254

Net loss	-	-	-	-	(56)	-	-	-	-	-	(56)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	344,088	-	-	-	-	(131,402)	(1)	-	(1)

Stock-based compensation	-	3	-	2	-	-	-	-	-	-	5

Balance at June 30, 2025	12,198,808	$62	113,779,383	$1,205	$1,268	(2,612,400)	$(35)	(21,279,138)	$(288)	$(31)	$2,181

Net loss	-	-	-	-	(10)	-	-	-	-	-	(10)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to pension liability, net of tax	-	-	-	-	-	-	-	-	-	3	3

Stock-based compensation	-	2	-	3	-	-	-	-	-	-	5

Balance at September 30, 2025	12,198,808	$64	113,779,383	$1,208	$1,237	(2,612,400)	$(35)	(21,279,138)	$(288)	$(28)	$2,158

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net (loss) income	$(75)	$206
Adjustments to reconcile net (loss) income to net cash provided by
Operating activities:
Depreciation	99	108
Amortization of intangible assets	80	94
Amortization of deferred loan costs	12	11
Amortization of stock-based compensation	17	17
Amortization of program broadcast rights	19	20
Payments on program broadcast obligations	(20)	(22)
Deferred income taxes	(37)	(12)
(Gain) loss on disposal of property and equipment, net	(4)	15
Gain on sale of investment	(5)	(110)
Loss from early extinguishment of debt	6	1
Impairment of other intangible assets	28	-
Other	11	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	133	(15)
Income taxes receivable or prepaid	(15)	(34)
Other current assets	(9)	(2)
Accounts payable	(58)	(6)
Employee compensation, benefits and pension cost	(15)	(14)
Accrued network fees and other expenses	18	57
Accrued interest	(9)	56
Income taxes payable	2	(13)
Deferred revenue	(1)	28
Net cash provided by operating activities	177	383

Investing activities:
Purchases of property and equipment	(65)	(103)
Proceeds from asset sales	17	8
Proceeds from sale of investment	24	110
Investments in broadcast, production and technology companies	(8)	(4)
Other	(2)	(1)
Net cash (used in) provided by investing activities	(34)	10

Financing activities:
Proceeds from borrowings on long-term debt	1,855	2,025
Repayments of borrowings on long-term debt	(1,858)	(2,257)
Payments of common stock dividends	(24)	(24)
Payments of preferred stock dividends	(39)	(39)
Deferred and other loan costs	(25)	(47)
Payments of taxes related to net share settlement of equity awards	(5)	(3)
Net cash used in financing activities	(96)	(345)
Net increase in cash	47	48
Cash at beginning of period	135	21
Cash at end of period	$182	$69

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Media, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray Media,” “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2024, which was derived from the Company’s audited financial statements as of December 31, 2024, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine-month periods ended September 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Our financial condition as of, and operating results for the three and nine-months ended September 30, 2025, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2025.

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

Earnings Per Share. We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the relevant period. The weighted-average number of common shares outstanding does not include restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and, in accordance with U.S. GAAP, are not included in the basic earnings per share calculation until the shares vest. Diluted earnings per share are computed by including all potentially dilutive common shares, including restricted shares, in the diluted weighted-average shares outstanding calculation, unless their inclusion would be antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2025 and 2024, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Weighted-average shares outstanding-basic	97	95	96	95
Common stock equivalents for stock options and restricted stock	-	2	-	1
Weighted-average shares outstanding-diluted	97	97	96	96

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of September 30, 2025 and December 31, 2024, consist of adjustments to our pension liability, the fair value of our interest rate caps and the related income tax effects. Our comprehensive income (loss) for the nine-month periods ended September 30, 2025 and 2024 consisted of the adjustment of the fair value of our pension asset and interest rate caps, net of tax, and net income. As of September 30, 2025 and December 31, 2024 the balances were as follows (in millions):

	September 30,	December 31,
	2025	2024

Accumulated balances of items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(3)	$(8)
Adjustment to fair value of interest rate caps	(33)	(31)
Income tax benefit	(8)	(9)
Accumulated other comprehensive loss	$(28)	$(30)

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	September 30,	December 31,	Useful Lives
	2025	2024	(in years)
Property and equipment, net:
Land	$382	$385
Buildings and improvements	925	908	7	to	40
Equipment	1,120	1,105	3	to	20
Construction in progress	86	82
	2,513	2,480
Accumulated depreciation	(981)	(903)
Total property and equipment, net	$1,532	$1,577

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. We received cash proceeds from the CID totaling $5 million and $6 million during the nine-month periods ended September 30, 2025 and 2024, respectively.

The following tables provide additional information related to the gain (loss) on disposal of assets, net, including certain investments, included in our condensed consolidated statements of operations and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gain (loss) on disposal of assets, net:
Proceeds from sale of fixed assets	$3	$1	$17	$8
Proceeds from sale of investments	2	-	24	-
Net book value of fixed assets disposed	(2)	(2)	(12)	(8)
Net book value of investments disposed	(3)	-	(19)	-
Non-cash loss on divestitures	-	(15)	(1)	(15)
Securitization facility	1	-	-	-
Total	$1	$(16)	$9	$(15)

Purchase of property and equipment:
Recurring purchases - operations			$43	$64
Assembly Atlanta project			22	39
Total			$65	$103

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

The amount sold to the Purchasers was $400 million and $300 million at September 30, 2025 and December 31, 2024, respectively, which was derecognized from the respective condensed consolidated balance sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $168 million and $337 million at September 30, 2025 and December 31, 2024, respectively. Total receivables sold under the Securitization Facility were $568 million and $597 million at September 30, 2025 and December 31, 2024, respectively.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$15	$17
Increase (decrease) in provision for credit losses	2	(1)
Amounts written off	(2)	(1)
Ending balance	$15	$15

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our condensed consolidated balance sheets as advertising deposit liabilities. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $12 million of revenue in the nine-months ended September 30, 2025 that was included in the advertising deposit liability balance as of December 31, 2024. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is recorded as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	September 30,	December 31,
	2025	2024
Advertising deposit liabilities	$11	$12
Other deposit liabilities	17	17
Total deferred revenue	$28	$29

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Market and service type:
Advertising:
Core	$355	$365	$1,060	$1,110
Political	8	173	30	247
Total advertising	363	538	1,090	1,357
Retransmission consent	346	369	1,094	1,121
Production companies	25	26	70	68
Other	15	17	49	53
Total revenue	$749	$950	$2,303	$2,599

Sales channel:
Direct	$539	$558	$1,657	$1,665
Advertising agency intermediary	210	392	646	934
Total revenue	$749	$950	$2,303	$2,599

3.	Acquisitions and Divestitures

During the three months ended September 30, 2025, we entered into separate agreements involving television station acquisitions and divestitures with The E.W. Scripps Company (“Scripps”), Sagamore Hill Broadcasting, Inc. (“SGH”), Block Communications, Inc. (“BCI”) and Allen Media Group, Inc. (“AMG”). As a result we expect to enter six new markets with the local news station that was ranked #1 in all-day ratings in the respective markets in 2024 according to Comscore. In addition, these transactions when closed will create 11 new full-power “duopolies” of stations affiliated with a “Big Four” network. In all of these markets, we expect to leverage our news, sales, and sports strategies for the benefit of the local communities and the public interest.

Each of these transactions also furthers our commitment to pursuing tuck-in and duopoly-creating transactions in a prudent manner. The parties to these transactions are currently working to secure the required regulatory approvals, including certain waivers, and other customary approvals; however, we can provide no assurance that we will receive the necessary regulatory approvals, or that the transactions will close on the timelines currently contemplated, or at all. We expect to fund the closing of these acquisitions with cash on hand and/or borrowings under our Revolving Credit Facility. The stations to be acquired and divested under each agreement are as follows:

DMA	Market	Station to be Acquired	Station to be Divested

Scripps (Non-Cash Swap):

113	Lansing, MI	WSYM (FOX)
124	Lafayette, LA	KATC (ABC)
89	Colorado Springs, CO		KKTV (CBS)
186	Grand Junction, CO		KKCO (NBC)
188	Twin Falls, ID		KMVT (CBS)

SGH (Purchase Price of $2 million):

126	Columbus, GA	WLTZ (NBC)
140	Lubbock, TX	KJTV (FOX)

BCI (Purchase Price of $80 million):

48	Louisville, KY	WDRB (FOX), WBKI (CW)
90	Springfield MO - Champaign/Decatur, IL	WAND (NBC)
190	Lima, OH	WLIO (NBC)

AMG (Purchase Price of $171 million):

73	Huntsville, AL	WAAY (ABC)
92	Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	WSIL (ABC)
109	Evansville, IN	WEVV (CBS/FOX)
108	Ft. Wayne, IN	WFFT (FOX)
127	Montgomery, AL	WCOV (FOX)
124	Lafayette, LA	KADN (FOX/NBC)
135	Columbus-Tupelo, MS	WTVA (ABC/NBC)
137	Rockford, IL	WREX (NBC)
160	Terre Haute, IN	WTHI (CBS/FOX)
189	West Lafayette, IN	WLFI (CBS)

4.	Long-term Debt

As of September 30, 2025 and December 31, 2024, long-term debt consisted of obligations under our Senior Credit Facility, our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 10.5% senior notes due 2029 (the “2029 Notes (1L)”), our 4.75% senior notes due 2030 (the “2030 Notes”), our 5.375% notes due 2031 (the “2031 Notes”), our 9.625% senior notes due 2032 (the “2032 Notes (2L)”) and our 7.25% senior notes due 2033 (the “2033 Notes (1L)”) as follows (in millions):

	September 30,	December 31,
	2025	2024
Long-term debt:
2019 Senior Credit Facility:
2021 Term Loan (1L) (matures December 1, 2028)	$739	$1,395
2024 Term Loan (1L) (matures June 4, 2029)	10	498
Senior secured first lien notes:
2029 Notes (1L) (matures July 15, 2029)	1,250	1,250
2033 Notes (1L) (matures August 15, 2033)	775	-
Senior secured second lien notes:
2032 Notes (2L) (matures July 15, 2032)	900	-
Senior unsecured notes:
2026 Notes (matures July 15, 2026)	2	10
2027 Notes (matures May 15, 2027)	-	528
2030 Notes (matures October 15, 2030)	790	790
2031 Notes (matures November 15, 2031)	1,219	1,219
Total outstanding principal, including current portion	5,685	5,690
Unamortized deferred loan costs - Senior Credit Facility	(15)	(34)
Unamortized deferred loan costs - 2027 Notes	-	(3)
Unamortized deferred loan costs - 2029 Notes (1L)	(10)	(12)
Unamortized deferred loan costs - 2030 Notes	(7)	(8)
Unamortized deferred loan costs - 2031 Notes	(10)	(12)
Unamortized deferred loan costs - 2032 Notes (2L)	(17)	-
Unamortized deferred loan costs - 2033 Notes (1L)	(16)	-
Less current portion	(2)	(20)
Long-term debt, less current portion and deferred financing costs	$5,608	$5,601

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$680
Undrawn outstanding letters of credit	(8)	(6)
Borrowing availability under Revolving Credit Facility	$742	$674

Interest Rate Caps. On February 23, 2023, we entered into two interest rate caps pursuant to an International Swaps and Derivatives Association Master Agreement (the “ISDA Master Agreement”) with two counterparties, Wells Fargo Bank, NA and Truist Bank, respectively. On May 30, 2025 and July 25, 2025, we amended the notional amount of the interest rate caps in order to better match the outstanding amounts of the related outstanding indebtedness. At September 30, 2025 and December 31, 2024, the caps had a combined notional value of approximately $749 million and $1.9 billion, respectively, and mature on December 31, 2025. The interest rate caps protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our variable-rate debt. The interest rate caps are designated as cash flow hedges of our risk of changes in our cash flows attributable to changes in 1-month SOFR on our outstanding variable-rate debt in accordance with ASC 815. We elected to apply the optional expedient in ASC 848, Reference Rate Reform, that enabled us to consider the amended swaps a continuation of the existing contracts. As a result, the transition did not have an impact on our hedge accounting or a material impact to our financial statements.

The interest rate caps, as amended, effectively limit the annual interest charged on our 2021 Term Loan (1L) and our 2024 Term Loan (1L) to a maximum of 1-month Adjusted Term SOFR of 4.96% and 5.047%. We are required to pay aggregate fees in connection with the interest rate caps of approximately $34 million that is due and payable at maturity on December 31, 2025. On the initial designation date, we recognized an asset and corresponding liability for the deferred premium payable equal to $34 million. The asset is amortized into interest expense straight-line over the term of the hedging relationship. At September 30, 2025 and December 31, 2024, the recorded value of the asset was $3 million and $12 million, net of accumulated amortization, respectively. At September 30, 2025 and December 31, 2024, the fair value of the derivative liability was $33 million and $32 million, respectively. We present the deferred premium, the asset, and the fair value of the derivative, net within other accrued expenses in our condensed consolidated balance sheets.

The ISDA Master Agreement, together with its related schedules, contain customary representations, warranties and covenants. The interest rate caps were not entered into for speculative trading purposes. Changes in the fair value of the interest rate caps are reported as a component of other comprehensive income. Actual gains and losses are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings and are presented in the same line of the income statement for the hedged item. We recognized $9 million of amortization expense for the asset during each of the nine months ended September 30, 2025 and 2024, which is included as a component of cash flows from operating activities in our condensed consolidated statements of cash flows. Cash flows received from the counterparties pursuant to the interest rate caps are included as components of cash flows from financing activities in our condensed consolidated statements of cash flows. During the nine-months ended September 30, 2025, we did not receive a refund of interest under the rate caps. During the nine-months ended September 30, 2024, we received $6 million of cash payments from the counterparties that we reclassified as reductions of interest expense from the interest rate caps in our condensed consolidated statements of operations.

For all of our interest bearing obligations, we made interest payments of approximately $331 million and $257 million during the nine-months ended September 30, 2025 and 2024, respectively. During the nine-months ended September 30, 2025 and 2024, we capitalized $2 million and $1 million of interest payments, respectively, related to the Assembly Atlanta project.

Because of their relationship to the interest rate caps, described above, borrowings under the 2021 Term Loan (1L) and 2024 Term Loan (1L) bear interest at the 1-month SOFR rate, plus applicable margin. As of September 30, 2025, the interest rate on the balance outstanding under the 2021 Term Loan (1L) and the 2024 Term Loan (1L) were 7.4% and 9.5%, respectively.

2025 Refinancing Activities.

Revolving Credit Facility. On March 31, 2025, we entered into a fourth amendment (the “Fourth Amendment”) of our Senior Credit Agreement (as defined below). The Fourth Amendment, among other things, increases the aggregate commitments under the Revolving Credit Facility (the “Revolving Credit Facility”) by $20 million, resulting in aggregate commitments under the Revolving Credit Facility of $700 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate, in each case, plus an applicable margin. The costs associated with the amendment were not material.

On July 18, 2025, we entered into a further amendment to the Senior Credit Agreement (the “Fifth Amendment” and as amended, including by the Fifth Amendment, the “Senior Credit Agreement”). The Fifth Amendment, among other things, provided for an increase in the Revolving Credit Facility by $50 million, resulting in aggregate commitments under the Revolving Credit Facility of $750 million and an extension of the term of the commitments under the Revolving Credit Facility to December 1, 2028. The costs incurred in connection with this amendment were not material.

2032 Notes (2L). On July 18, 2025, we issued $900 million in aggregate principal amount of 2032 Notes (2L) pursuant to an indenture, dated as of July 18, 2025, between us, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2032 Notes (2L) Indenture”). The 2032 Notes (2L) were issued at par. Interest in the 2032 Notes (2L) accrues from July 18, 2025, and is payable semiannually on January 15 and July 15 of each year, beginning on January 15, 2026. The 2032 Notes (2L) mature on July 15, 2032.

The net proceeds from the 2032 Notes (2L), together with $50 million borrowed under our Revolving Credit Facility, were used to (i) redeem all of our outstanding 2027 Notes at par; (ii) to repay $403 million of our 2024 Term Loan (1L) under the Senior Credit Agreement; and (iii) to pay transaction expenses incurred in connection with the offering.

The 2032 Notes (2L) and related guarantees are our senior secured second lien obligations. The 2032 Notes (2L):

●

rank pari passu in right of payment to all of our and the guarantors’ existing and future senior, unsubordinated debt (including our Senior Credit Agreement and our 2031 Notes, 2030 Notes, 2029 Notes (1L) and 2026 Notes);

●	are senior in right of payment to all of our and the guarantors’ future subordinated debt;
●

are effectively subordinated to all of our or the guarantors’ existing and future debt that is secured by a lien on any assets not constituting Collateral (as defined in the 2032 Notes (2L) Indenture) to the extent of the value of such assets (including the assets sold to the Receivables SPV (as defined in the 2032 Notes (2L) Indenture) pursuant to the Receivables Sale Agreement);

●

are effectively junior to all our existing and future debt that is secured by a lien that is senior to the 2032 Notes (2L), including the Senior Credit Agreement, the 2029 Notes (1L), and the 2033 Notes (1L), as defined below, to the extent of the value of the Collateral; and

●

are effectively senior to all existing and future debt that is either unsecured, including our 2031 Notes, 2030 Notes and 2026 Notes and the guarantees related thereto or secured by a lien that is junior to the lien securing the 2032 Notes (2L) and the related guarantees, in each case to the extent of the value of the Collateral.

2033 Notes (1L). On July 25, 2025, we issued $775 million in aggregate principal amount of 2033 Notes (1L) pursuant to an indenture, dated as of July 25, 2025, between us, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2033 Notes (1L) Indenture”). The 2033 Notes (1L) were issued at par. Interest in the 2033 Notes (1L) accrues from July 25, 2025, and is payable semiannually, on February 15 and August 15 of each year, beginning on February 15, 2026. The 2033 Notes (1L) mature on August 15, 2033.

The net proceeds from the 2033 Notes (1L) were used to: (i) repay $630 million of our 2021 Term Loan (1L); (ii) $80 million of our 2024 Term Loan (1L); (iii) repay all $50 million then outstanding under our Revolving Credit Facility; and (iv) pay transaction fees and expenses incurred in connection with the offering.

The 2033 Notes (1L) and related guarantees are our senior secured first lien obligations of the Company. The 2033 Notes (1L):

●	rank pari passu in right of payment to all of our and the guarantors’ existing and future senior, unsubordinated debt (including our Senior Credit Agreement and our existing notes);
●	are senior in right of payment to all of our and the guarantors’ future subordinated debt;
●

are effectively subordinated to any of our or the guarantors’ existing and future debt that is secured by a lien on any assets not constituting Collateral (as defined in the 2033 Notes (1L) Indenture) to the extent of the value of such assets (including the assets sold to the Receivables SPV pursuant to the Receivables Sale Agreement);

●

rank pari passu in right of security with all of our existing and future debt that is secured by a first priority lien on the Collateral, including our Senior Credit Agreement and the 2029 Notes (1L); and

●

are effectively senior to all existing and future debt that is either unsecured, including our 2031 Notes, 2030 Notes and 2026 Notes, or secured by a lien that is junior to the lien securing the 2033 Notes (1L) and the related guarantees, including the 2032 Notes (2L), in each case to the extent of the value of the Collateral.

As a result of all of these refinancing transactions, we recorded a loss on early extinguishment of debt of $7 million the third quarter of 2025.

As of September 30, 2025, the aggregate minimum principal maturities of our long term debt for the remainder of 2025 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	Senior Credit Facility	2026 Notes	2029 Notes (1L)	2030 Notes	2031 Notes	2032 Notes (2L)	2033 Notes (1L)	Total
Remainder of 2025	$-	$-	$-	$-	$-	$-	$-	$-
2026	-	2	-	-	-	-	-	2
2027	-	-	-	-	-	-	-	-
2028	739	-	-	-	-	-	-	739
2029	10	-	1,250	-	-	-	-	1,260
2030	-	-	-	790	-	-	-	790
Thereafter	-	-	-	-	1,219	900	775	2,894
Total	$749	$2	$1,250	$790	$1,219	$900	$775	$5,685

As of September 30, 2025, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. The Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2026 Notes, the 2029 Notes (1L), the 2030 Notes, the 2031 Notes, the 2032 Notes (2L) and the 2033 Notes (1L) also include covenants with which we must comply. As of September 30, 2025 and December 31, 2024, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, the carrying amount of our long-term debt was $5.6 billion and $5.6 billion, respectively, and the fair value was $5.3 billion and $4.6 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record during March, June, and September of 2025 and 2024, payable on the last business day of March, June, and September, 2025 and 2024. The total common stock and Class A common stock dividends declared and paid during each of the nine-month periods ended September 30, 2025 and 2024 was $24 million.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of September 30, 2025, we had reserved 17.0 million shares and 3.4 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Retirement Plans

The Gray Pension Plan.

The components of our net periodic pension benefit are included in miscellaneous income (expense), net in our condensed consolidated statements of operations. On April 25, 2025, the Gray Media, Inc. Retirement Plan (“the Gray Pension Plan”) purchased and distributed to the affected employees a non-participating single premium group annuity contract for $18 million, from American United Life Insurance Company, a OneAmerica Financial Company. The contract assumes the obligation to provide monthly annuity payments for a subset of the plan’s retirees beginning July 1, 2025. On September 1, 2025, the Gray Pension Plan paid out $15 million in lump sum payments to terminated participants with a vested benefit. The plan was amended for this temporary opportunity.

The plan was remeasured as of September 30, 2025, to reflect both events, resulting in a decrease to the projected benefit obligation of $33 million. A settlement charge of $4 million is recognized in the net benefit cost for the nine-month period ended September 30, 2025. The accumulated other comprehensive income associated with the plan decreased by $3 million, net of the related income tax benefit, for the nine-month period ended September 30, 2025.

401(k) Savings Plan.

During the nine-month period ended September 30, 2025, we contributed $19 million in matching cash contributions to our 401(k) plan. Based upon employee participation as of September 30, 2025, during the remainder of 2025, we expect to contribute approximately $5 million of matching cash contributions to this plan.

8.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2025 and 2024 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation expense, gross	$5	$5	$17	$17
Income tax benefit at our statutory rate associated with share-based compensation	(1)	(1)	(4)	(4)
Stock-based compensation expense, net	$4	$4	$13	$13

All shares of Class A common stock and common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 Equity and Incentive Compensation Plan (the “2022 EICP”) for purposes of determining the number of shares available for future issuance.

A summary of restricted Class A common stock, common stock and restricted stock units activity for the nine-month periods ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended
	September 30, 2025		September 30, 2024
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	2,567,707	$9.03	1,467,936	$12.17
Granted(1)	1,449,846	$4.00	1,785,958	$7.47
Vested	(851,400)	$10.11	(480,412)	$11.23
Forfeited	-	$-	(130,000)	$8.10
Outstanding - end of period (1)	3,166,153	$6.44	2,643,482	$9.36

Restricted stock - Class A common:
Outstanding - beginning of period (1)	1,589,020	$9.78	1,148,233	$12.37
Granted(1)	961,422	$6.97	823,393	$8.25
Vested	(422,028)	$12.26	(318,733)	$13.17
Outstanding - end of period (1)	2,128,414	$8.02	1,652,893	$10.16

Restricted stock units - common stock:
Outstanding - beginning of period	1,229,390	$5.72	587,168	$11.50
Granted	-	$-	1,229,390	$5.72
Vested	(1,163,515)	$5.72	(564,793)	$11.50
Forfeited	(65,875)	$5.72	(22,375)	$11.50
Outstanding - end of period	-	$-	1,229,390	$5.72

(1)	For awards subject to future performance conditions, amounts assume target performance.

9.	Leases

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

We have operating leases that primarily relate to certain of our facilities, data centers and vehicles. As of September 30, 2025, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statements of cash flows for the nine-months ended September 30, 2025 and 2024.

As of September 30, 2025, the weighted-average remaining term of our operating leases was approximately 8.9 years. The weighted-average discount rate used to calculate the values associated with our operating leases was 6.88%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and nine-months ended September 30, 2025 and 2024, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease expense
Operating lease expense	$4	$4	$13	$12
Short-term lease expense	1	1	3	3
Total lease expense	$5	$5	$16	$15

The maturities of operating lease liabilities as of September 30, 2025, for the remainder of 2025 and the succeeding years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2025	$4
2026	14
2027	12
2028	10
2029	10
Thereafter	47
Total lease payments	97
Less: Imputed interest	(26)
Present value of lease liabilities	$71

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

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 43 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $9 million at each of September 30, 2025 and December 31, 2024. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statements of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three and nine-months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease revenue:
Fixed lease revenue	$6	$5	$17	$16
Variable lease revenue	3	4	11	12
Total operating lease revenue	$9	$9	$28	$28

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2025 (in millions):

Year ending December 31,	Operating Leases
Remainder of 2025	$6
2026	25
2027	24
2028	23
2029	23
Thereafter	226
Total lease receipts	$327

10.	Commitments and Contingencies

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

During the nine-months ended September 30, 2025, we recorded a non-cash impairment charge of $28 million related to the changes to the network affiliation at one station. As a result of this change, our finite-lived intangible assets decreased during that period. The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at	Acquistitions			Net Balance at
	December 31,	and			September 30,
	2024	Adjustments, Net	Impairments	Amortization	2025

Goodwill	$2,642	$-	$-	$-	$2,642
Broadcast licenses	5,311	(1)	-	-	5,310
Finite-lived intangible assets	290	(2)	(28)	(80)	180
Total intangible assets net of accumulated amortization	$8,243	$(3)	$(28)	$(80)	$8,132

As of September 30, 2025 and December 31, 2024, our intangible assets and related accumulated amortization expense consisted of the following (in millions):

	As of September 30, 2025			As of December 31, 2024
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,364	$(54)	$5,310	$5,365	$(54)	$5,311
Goodwill	2,642	-	2,642	2,642	-	2,642
	$8,006	$(54)	$7,952	$8,007	$(54)	$7,953

Intangible assets subject to amortization:
Network affiliation agreements	$170	$(146)	$24	$216	$(160)	$56
Other finite lived intangible assets	947	(791)	156	992	(758)	234
	$1,117	$(937)	$180	$1,208	$(918)	$290

Total intangibles	$9,123	$(991)	$8,132	$9,215	$(972)	$8,243

Amortization expense for the nine-month periods ended September 30, 2025 and 2024 was $80 million and $94 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2025, we expect that amortization expense for the remainder of 2025 would be approximately $23 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2026, $70 million; 2027, $42 million; 2028, $13 million; 2029, $3 million; and 2030, $2 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

12.	Income Taxes

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changed existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, and easing the interest expense limitation rules of Section 163(j) of the Internal Revenue Code, in addition to other changes.

For the three and nine-month periods ended September 30, 2025 and 2024, our income tax (benefit) expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025		2024	2025		2024
Income tax (benefit) expense	$(18)		$32	$(12)		$70
Effective income tax rate	(64%	)	25%	(14%	)	25%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory federal income tax rate of 21% to our effective income tax rate. For the nine-month period ended September 30, 2025, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax benefit rate of 14% as follows: state income taxes added 2%, permanent differences between our U.S. GAAP income and taxable income reduced our rate by 7% and discrete items reduced our rate by 2%. For the nine-month period ended September 30, 2024, these estimates increased or decreased our statutory federal income tax rate to our effective income tax rate of 25% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income added 1% and changes to our reserve accounts reduced our rate by 2%.

During the nine-months ended September 30, 2025, we made $39 million of federal and state income tax payments, net of refunds. As of September 30, 2025, we have an aggregate of approximately $252 million of various state operating loss carryforwards, of which we expect that approximately $173 million will not be utilized due to Section 382 limitations under the Internal Revenue Code and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

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

		Production
As of and for the nine months ended September 30, 2025:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$2,233	$70	$-	$2,303
Less:(1)
Payroll and employee benefits	645	15	46	706
Network affiliation fees	681	-	-	681
Programming	83	7	-	90
Depreciation and amortization	164	14	1	179
Impairment of intangible assets	28	-	-	28
(Gain) loss on disposal of assets, net	(10)	1	-	(9)
Other segment items(2)	273	40	39	352
Segment operating income (loss)	369	(7)	(86)	276
Other income (expense):
Miscellaneous expense, net				(2)
Interest expense				(355)
Loss on early extinguishment of debt				(6)
Loss before income tax				(87)

Capital expenditures (excluding business combinations)	$40	$25	$-	$65
Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$43	$-	$13	$56
Total assets	$9,354	$681	$286	$10,321

For the nine months ended September 30, 2024:

Revenue (less agency commissions)	$2,531	$68	$-	$2,599
Less:(1)
Payroll and employee benefits	665	16	42	723
Network affiliation fees	701	-	-	701
Programming	74	10	-	84
Depreciation and amortization	186	14	2	202
Loss on disposal of assets, net	15	-	-	15
Other segment items(2)	279	31	38	348
Segment operating income (loss)	$611	$(3)	$(82)	$526
Other income (expense):
Miscellaneous income, net				114
Interest expense				(363)
Loss on early extinguishment of debt				(1)
Income before income tax				276

Capital expenditures (excluding business combinations)	$46	$57	$-	$103

As of December 31, 2024:

Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$49	$4	$13	$66
Total assets	$9,636	$681	$225	$10,542

(1)

The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.

(2)

Other segment items for each reportable segment includes professional services expense, repairs and maintenance expense, occupancy expense (including property tax expense), and certain overhead expenses.

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

Our operating revenues are derived primarily from broadcasting and digital advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the nine-months ended September 30, 2025 and 2024, we generated revenue of $2.3 billion and $2.6 billion, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the nine-months ended September 30, 2025 and 2024, approximately 26% and 24%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the nine-months ended September 30, 2025 and 2024 approximately 17% and 19%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

2025 Refinancing Activities

Revolving Credit Facility. On March 31, 2025, we entered into a fourth amendment (the “Fourth Amendment”) of our Senior Credit Agreement (as defined below). The Fourth Amendment, among other things, increases the aggregate commitments under the Revolving Credit Facility (the “Revolving Credit Facility”) by $20 million, resulting in aggregate commitments under the Revolving Credit Facility of $700 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate, in each case, plus an applicable margin. The costs associated with the amendment were not material.

On July 18, 2025, we entered into a further amendment to the Senior Credit Agreement (the “Fifth Amendment” and as amended, including by the Fifth Amendment, the “Senior Credit Agreement”), dated as of December 1, 2021. The Fifth Amendment, among other things, provided for an increase in the Revolving Credit Facility by $50 million, resulting in aggregate commitments under the Revolving Credit Facility of $750 million and an extension of the term of the commitments under the Revolving Credit Facility to December 1, 2028.

2032 Notes (2L). On July 18, 2025, we issued $900 million in aggregate principal amount of 2032 Notes (2L). The 2032 Notes (2L) were issued at par. Interest in the 2032 Notes (2L) accrues from July 18, 2025, and is payable semiannually, on January 15 and July 15 of each year, beginning on January 15, 2026.

The net proceeds from the 2032 Notes (2L), together with $50 million borrowed under our Revolving Credit Facility, were used to: (i) redeem all of our outstanding 2027 Notes at par; (ii) to repay $403 million of our 2024 Term Loan (1L) under the Senior Credit Agreement; and (iii) pay all transaction expenses incurred in connection with the offering.

2033 Notes (1L). On July 25, 2025, we issued $775 million in aggregate principal amount of 2033 Notes (1L). The 2033 Notes (1L) were issued at par. Interest in the 2033 Notes (1L) accrues from July 25, 2025, and is payable semiannually, on February 15 and August 15 of each year, beginning on February 15, 2026.

The net proceeds from the 2033 Notes (1L) were used to (i): repay $630 million of our 2021 Term Loan (1L); (ii) $80 million of our 2024 Term Loan (1L); (iii) repay all $50 million then outstanding under our Revolving Credit Facility, and; (iv) pay transaction fees and expenses incurred in connection with the offering.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$355	47%	$365	38%	$1,060	46%	$1,110	43%
Political	8	1%	173	18%	30	1%	247	10%
Retransmission consent	346	46%	369	39%	1,094	48%	1,121	43%
Production companies	25	3%	26	3%	70	3%	68	3%
Other	15	3%	17	2%	49	2%	53	1%
Total	$749	100%	$950	100%	$2,303	100%	$2,599	100%

Results of Operations

Three-Months Ended September 30, 2025 (“the 2025 three-month period”) Compared to Three-Months Ended September 30, 2024 (“the 2024 three-month period”)

Revenue. Total revenue decreased by $201 million, or 21% in the 2025 three-month period. During the 2025 three-month period:

●	Core advertising revenue decreased by $10 million or 3%, primarily resulting from the $16 million of advertising revenue earned on our 53 NBC channels from the broadcast of the 2024 Olympic Games;
●	Consistent with 2025 being the “off-year” of the two-year election cycle, political advertising revenue decreased by $165 million, or 95%;
●

Retransmission consent revenue decreased by $23 million or 6%, due to a decrease in subscribers and the transition of one television station to independent status during the quarter, offset, in part, by an increase in rates related to the implementation of new retransmission agreements; and

●

Production company revenue decreased by $1 million, or 4%, in the 2025 three-month period due to decreases in revenue of $3 million at one of our event production companies, partially offset by increased revenue of $2 million at Assembly Atlanta.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased $29 million, or 5%, to $542 million in the 2025 three-month period. During the 2025 three-month period:

●

Broadcasting total payroll expenses decreased by $5 million primarily as a result of decreases in staffing representing $4 million of the total, and decreases in stock-based compensation, representing $1 million of the total.

●

Broadcasting non-payroll expenses decreased by $24 million primarily due to decreased network affiliation expense of $20 million, consistent with decreased retransmission revenue and decreases in our obligations related to the implementation of new network affiliation agreements and the transition of one television station to independent status during the quarter; decreases in business services of $6 million, primarily due to the re-negotiation of certain commercial contracts; but, partially offset by increased bad debt expense of $1 million.

●	Broadcasting non-cash stock-based compensation expense was $0 million and $1 million in the 2025 and 2024 three-month periods, respectively.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets) were $22 million in each of the 2025 and 2024 three-month periods. During the three-month periods, increases in property tax expense at Assembly Atlanta were offset by decreases in programming and professional service costs.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $4 million, or 17%, to $28 million. During the 2025 three-month period professional services increased by $4 million primarily related to our pending business combination transactions. Non-cash stock-based compensation expenses were $4 million in each of the 2025 and 2024 three-month periods.

Depreciation. Depreciation of property and equipment totaled $33 million and $36 million in the 2025 and 2024 three-month periods, respectively. Depreciation expenses have decreased as the related assets become fully depreciated.

Amortization. Amortization of intangible assets totaled $23 million and $31 million in the 2025 and 2024 three-month periods, respectively. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized and the impairment of certain finite-lived intangible assets earlier in 2025.

(Gain) Loss on Disposal of Assets, Net. Gain on disposal of assets was a gain of $1 million and a loss of $16 million in the 2025 and 2024 three-month periods, respectively, primarily resulting from the sale of easements and the assignment of leases at some of our television broadcast tower sites in 2025.

Miscellaneous (Expense) Income, Net. Miscellaneous expense, net totaled $3 million in the 2025 three-month period and miscellaneous income, net totaled $2 million in the 2024 three-month period. In the 2025 three-month period, the Gray Pension Plan entered into an annuity contract that assumed the obligation to provide monthly annuity payments for a subset of the plan’s retirees beginning July 1, 2025. As a result, the plan was remeasured as of September 30, 2025, and we recorded a settlement charge of $4 million in the 2025 three-month period.

Interest Expense. Interest expense decreased by $10 million to $120 million in the 2025 three-month period compared to $130 million in the 2024 three-month period primarily due to decreases in our outstanding debt balance and lower interest rates on our floating rate Senior Credit Agreement, partially offset by increased interest expenses on our Notes resulting from our 2025 refinancing activities.

(Loss) Gain from Early Extinguishment of Debt. During the 2025 three-month period, we have recorded a loss of $7 million primarily as a result of the issuance of our 2032 Notes (2L) and 2033 Notes (1L), the repayment of our 2027 Notes and the repayment of portions of our 2024 and 2021Term Loans during the quarter. During the 2024 three-month period, we recorded a gain of $6 million primarily as a result of purchases of our 2027 Notes and 2021 Term Loan (1L)s on the open market at a discount to their face value.

Income Tax (Benefit) Expense. We recognized an income tax benefit of $18 million in the 2025 three month period and income tax expense of $32 million in the 2024 three-month period. Our effective income tax benefit rate was 64% in the 2025 three month period and income tax expense rate was 25% in the 2024 three-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our income tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2025 three-month period, these estimates increased our statutory federal income tax benefit rate of 21% to our effective income tax benefit rate of 64% as follows: state income taxes added 12%, permanent difference between our U.S. GAAP income and taxable income added 33% and discrete items reduced our rate by 2%.

Nine-Months Ended September 30, 2025 (“the 2025 nine-month period”) Compared to Nine-Months Ended September 30, 2024 (“the 2024 nine-month period”)

Revenue. Total revenue decreased by $296 million, or 11%, in the 2025 nine-month period from the 2024 nine-month period. During the 2025 nine-month period:

●

Core advertising revenue decreased by $50 million or 5%, due primarily to macro-economic softness. In addition, our advertising revenue of $9 million from the broadcast of the Super Bowl on our 33 FOX channels in the 2025 nine-month period, compared to an aggregate of $18 million of advertising revenue relating to the broadcast of the Super Bowl on our 54 CBS channels during the 2024 nine-month period. We were very pleased that our Super Bowl advertising revenue on our FOX channels increased to $9 million in 2025, compared to $6 million on our FOX channels in 2023. In addition, our Core advertising revenue benefited from the $16 million of advertising revenue earned on our 53 NBC channels from the broadcast of the 2024 Olympic Games in the 2024 nine-month period. Our Core advertising revenue  during the 2025 nine-month period was also negatively impacted by one less selling day due to Leap Day, which we estimate impacted Core advertising revenue by $4 million.

●	Consistent with 2025 being the “off-year” of the two-year election cycle, political advertising revenue decreased by $217 million, or 88%;

●

Retransmission consent revenue decreased by $27 million or 2%, due to a decrease in subscribers and the transition of one television station to independent status during the nine-month period, offset, in part, by an increase in rates related to the implementation of new retransmission agreements; and

●	Production company revenue increased by $2 million, or 3%.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) decreased $37 million or 2%, to $1.7 billion. During the 2025 nine-month period:

●

Broadcasting payroll expenses decreased by $20 million primarily as a result of: decreases in staffing representing $10 million of the total; decreases in incentive compensation, consistent with decreases in revenue, representing $6 million of the total; and decreases in stock-based compensation, representing $3 million of the total.

●

Broadcasting non-payroll expenses decreased by $17 million primarily due to: decreased network affiliation expense of $20 million, consistent with decreased retransmission revenue and decreases in our obligations related to the implementation of new network affiliation agreements and the transition of one television station to independent status during the nine-month period; decreases in business services of $7 million, primarily re-negotiation of certain commercial contracts; partially offset by increased programming expenses of $9 million and increased bad debt expense of $2 million.

●	Broadcast non-cash stock-based compensation expense were $1 million and $4 million in the 2025 and 2024 nine-month periods, respectively.

Production Company Expenses. Production company expenses (before depreciation, amortization, and gain or loss on disposal of assets) increased by approximately $5 million in the 2025 nine-month period to $62 million nine-month period, compared to $57 million in the 2024 nine-month period. Production company operating expenses in the 2025 nine-month period increased by $8 million reflecting increases in property taxes at Assembly Atlanta, partially offset by decreased programming expenses of $3 million.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $5 million to $85 million in the 2025 nine-month period. During the 2025 nine-month period professional services increased by $5 million primarily related to our pending business combination transactions, partially offset by decreases in promotion expenses of $3 million. Non-cash stock-based compensation expenses increased to $16 million in the 2025 nine-month period compared to $13 million in the 2024 nine-month period.

Depreciation. Depreciation of property and equipment totaled $99 million and $108 million in the 2025 nine-month period and the 2024 nine-month period, respectively. Depreciation expenses have decreased as the related assets become fully depreciated.

Amortization. Amortization of intangible assets totaled $80 million and $94 million in the 2025 nine-month period and the 2024 nine-month period, respectively. Amortization decreased primarily due to finite-lived intangible assets becoming fully amortized.

Impairment of Intangible Assets. During the 2025 nine-month period, we recorded a non-cash impairment charge of $28 million related to the changes to the network affiliation at one station.

(Gain) Loss on Disposal of Assets, Net. We recognized a gain on disposal of assets of $9 million in the 2025 nine-month period primarily due to on the sale of easements and the assignment of leases at some of our television broadcast tower sites, compared to a loss on disposal of assets of $15 million in the 2024 nine-month period. The loss in the 2024 nine-month period was primarily related to the acquisition of a construction permit to build television station KCBU in exchange for the divestiture of television stations KCWY and KGWN in which we recognized a loss of $14 million in the 2024 nine-month period.

Miscellaneous (Expense) Income, Net. Miscellaneous expense, net totaled $2 million in the 2025 nine-month period and $114 million of miscellaneous income, net in the 2024 nine-month period. Miscellaneous income, net in the 2024 nine-month period was due primarily to a gain of $110 million from the sale of our investment in Broadcast Music, Inc.

Interest Expense. Interest expense decreased $8 million, or 2%, to $355 million for the 2025 nine-month period compared to the 2024 nine-month period. This decrease was primarily attributable to a combination of factors including: decreases in the outstanding debt balance and lower interest rates on our floating rate Senior Credit Agreement in the 2025 nine-month period compared to the 2024 nine-month period; offset by the increase in the balance outstanding and interest rates on our Notes resulting from our 2025 refinancing activities. Our average outstanding total long-term debt balance was $5.7 billion and $6.2 billion during the 2025 and 2024 nine-month periods, respectively. Our average total interest rate was 7.5% and 7.0% during the 2025 and 2024 nine-month periods, respectively.

Loss from Early Extinguishment of Debt. The actions taken in our 2025 refinancing activities have resulted in a total net loss on early extinguishment of debt of $6 million in the 2025 nine-month period primarily as a result of the issuance of our 2032 Notes (2L) and 2033 Notes (1L), the repayment of our 2027 Notes and the repayment of portions of our 2024 and 2021Term Loans (1L) during the quarter.

Income Tax (Benefit) Expense. We recognized an income tax benefit of $12 million and an income tax expense of $70 million in the 2025 and 2024 nine-month periods, respectively. Our effective income tax benefit rate was 14% in the 2025 nine-month period. Our effective income tax expense rate was 25% in the 2024 nine-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each interim period is based upon these full year projections that are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2025 nine-month period, these estimates increased our statutory federal income tax benefit rate of 21% to our effective income tax benefit rate of 14% as follows: state income taxes added 2%, permanent differences between our U.S. GAAP income and taxable income reduced our rate by 7% and discrete items reduced our rate by 2%.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$177	$383
Net cash (used in) provided by investing activities	(34)	10
Net cash used in financing activities	(96)	(345)
Net increase in cash	$47	$48

	As of
	September 30, 2025	December 31, 2024
Cash	$182	$135
Long-term debt, including current portion, less deferred financing costs	$5,610	$5,621
Series A Perpetual Preferred Stock	$650	$650

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$680
Undrawn outstanding letters of credit	(8)	(6)
Borrowing availability under Revolving Credit Facility	$742	$674

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $177 million in the 2025 nine-month period compared to $383 million in the 2024 nine-month period. The decrease in net cash provided by operating activities in the 2025 nine-month period compared to the 2024 nine-month period was due primarily to a decrease in net income, partially offset by the decrease in non-cash adjustments to net income.

Net cash used in investing activities was $34 million in the 2025 nine-month period compared to net cash provided by investing activities of $10 million for the 2024 nine-month period. The increase in the net amount used was primarily due to a decrease in cash proceeds received from the sale of investments and other assets.

Net cash used in financing activities was $96 million in the 2025 nine-month period compared to net cash used in financing activities of $345 million in the 2024 nine-month period. Excluding temporary borrowings and re-payments of amounts under our Revolving Credit Facility, in the 2025 nine-month period, we issued $900 million of our 2032 Notes (2L) and $775 million of our 2033 Notes (1L). We used the proceeds of those offerings and cash provided by operations, to pre-pay all $528 million of our 2027 Notes as well as $488 million of the 2024 Term Loan (1L) and $656 million of our 2021 Term Loan (1L). In connection with these financing transactions we paid $25 million in in fees and expenses in the 2025 nine-month period. In the in the 2024 nine-month period, we issued $1.25 billion in of our 2029 Notes (1L) and $500 million of the 2024 Term Loan (1L) to pre-pay our $1.2 billion 2019 Term Loan all under the Senior Credit Facility. In addition, we repurchased in a tender offer, $690 million of face value of our outstanding 2026 Notes. In connection with these transactions, we paid $47 million in fees and expenses in the 2024 nine-month period. Furthermore, in the 2024 nine-month period, we used $72 million, to repurchase a portion of our 2027 Notes, and $14 million, to repurchase a portion of our 2021 Term Loan (1L) on the open market. During each period, we used $39 million of cash to pay dividends to holders of our preferred stock and $24 million to pay dividends to holders of our common stock.

Liquidity. Based on our debt outstanding as of September 30, 2025, we estimate that we will make approximately $453 million in debt interest payments over the twelve months immediately following September 30, 2025. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next twelve months and the forseeable future. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the next twelve months and the forseeable future.

Collateral, Covenants and Restrictions of our credit agreements. Our obligations under the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and the 2032 Notes (2L) are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries (subject to certain limited exceptions) are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and the 2032 Notes (2L). Gray Media, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Media, Inc.'s subsidiaries (subject to certain limited exceptions). Any subsidiaries of Gray Media, Inc. that do not guarantee the 2026 Notes, 2030 Notes, 2031 Notes, the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and 2032 Notes (2L) are not material or are designated as unrestricted under the Senior Credit Agreement. As of September 30, 2025, there were no significant restrictions on our subsidiaries to distribute cash to us or to the guarantor subsidiaries.

The Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2029 Notes (1L), 2030 Notes, 2031 Notes, the 2032 Notes (2L) and 2033 Notes (1L) include covenants with which we must comply which are typical for financing transactions of their nature. As of September 30, 2025 and December 31, 2024, we were in compliance with all required covenants under all of our debt obligations.

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

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on October 1, 2023. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with U.S. GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

Our “Adjusted Total Indebtedness”, “First Lien Adjusted Total Indebtedness” and “Secured Adjusted Total Indebtedness”, in each case “Net of All Cash”, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our Senior Credit Agreement, less all cash (excluding restricted cash) for the applicable amount of indebtedness.

Below is a calculation of our “Leverage Ratio”, “First Lien Leverage Ratio” and “Secured Leverage Ratio” as defined in our Senior Credit Agreement as of September 30, 2025:

Calculation of Leverage Ratio, First Lien Leverage Ratio and Secured Leverage Ratio, as each is defined in our Senior Credit Agreement (Unaudited):

Eight Quarters Ended
September 30, 2025
(in millions)
Net income	$290
Adjustments to reconcile from net income to Leverage Ratio Denominator as defined in our Senior Credit Agreement:
Depreciation	282
Amortization of intangible assets	253
Non-cash stock-based compensation	45
Common stock contributed to 401(k) plan	10
Loss on disposal of assets, net	11
Gain on disposal of investment, not in the ordinary course	(110)
Interest expense	956
Gain on early extinguishment of debt	(28)
Income tax expense	102
Impairment of investment, goodwill and intangible assets	74
Amortization of program broadcast rights	56
Payments for program broadcast rights	(57)
Adjustments for unrestricted subsidiaries	22
Transaction Related Expenses	4
Other	(1)
Total eight quarters ended September 30, 2025	$1,909
Leverage Ratio Denominator (total eight quarters ended September 30, 2025, divided by 2)	$955

September 30, 2025
(dollars in millions)

Total outstanding principal secured by a first lien	$2,774
Cash	(182)
First Lien Adjusted Total Indebtedness	$2,592
First Lien Leverage Ratio (maximum permitted incurrence is 3.5 to 1.00) (1)	2.72

Total outstanding principal secured by a lien	$3,674
Cash	(182)
Secured Adjusted Total Indebtedness	$3,492
Secured Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00) (2)	3.66

Total outstanding principal, including current portion	$5,685
Letters of credit outstanding	8
Cash	(182)
Adjusted Total Indebtedness	$5,511
Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.77

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.
(2) For the 2032 Notes (2L) the maximum permitted SECOND LIEN incurrence is 4.5 to 1.00.

Debt. As of September 30, 2025, long-term debt consisted of obligations under our Senior Credit Facility, the $2 million in aggregate principal amount outstanding under 2026 Notes, $1.25 billion in aggregate principal amount of our 2029 Notes (1L), $790 million in aggregate principal amount outstanding of our 2030 Notes, $1.2 billion outstanding of our 2031 Notes, $900 million outstanding under our 2032 Notes (2L) and $775 million outstanding under our 2033 Notes (1L). As of September 30, 2025, the Senior Credit Facility provided total commitments of $1.5 billion, consisting of $739 million under our 2021 Term Loan (1L) facility, $10 million under our 2024 Term Loan (1L) facility, and $742 million available under our Revolving Credit Facility. We were in compliance with the covenants in these debt agreements at September 30, 2025.

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

Acquisitions and Divestitures. During the three months ended September 30, 2025, we entered into separate agreements involving television station acquisitions and divestitures with The E.W. Scripps Company (“Scripps”), Sagamore Hill Broadcasting, Inc. (“SGH”), Block Communications, Inc. (“BCI”) and Allen Media Group, Inc. (“AMG”). As a result we expect to enter six new markets with the local news station that was ranked #1 in all-day ratings in the respective markets in 2024 according to Comscore. In addition, these transactions when closed will create 11 new full-power “duopolies” of stations affiliated with a “Big Four” network. In all of these markets, we expect to leverage our news, sales, and sports strategies for the benefit of the local communities and the public interest.

Each of these transactions also furthers our commitment to pursuing tuck-in and duopoly-creating transactions in a prudent manner. After completing all four transactions, we expect to add strong assets that will be cash flow accretive and therefore will contribute to our efforts to improve the company’s balance sheet.

The parties to these transactions are currently working to secure regulatory approvals, including certain waivers, and other customary approvals necessary to close the transactions; however, we can provide no assurance that we will receive the necessary regulatory approvals, or that the transactions will close on the timelines currently contemplated, or at all. We expect to fund the closing of these acquisitions with cash on hand and/or borrowings under our Revolving Credit Facility. The stations to be acquired and divested under each agreement are as follows:

DMA	Market	Station to be Acquired	Station to be Divested

Scripps (Non-Cash Swap):

113	Lansing, MI	WSYM (FOX)
124	Lafayette, LA	KATC (ABC)
89	Colorado Springs, CO		KKTV (CBS)
186	Grand Junction, CO		KKCO (NBC)
188	Twin Falls, ID		KMVT (CBS)

SGH (Purchase Price of $2 million):

126	Columbus, GA	WLTZ (NBC)
140	Lubbock, TX	KJTV (FOX)

BCI (Purchase Price of $80 million):

48	Louisville, KY	WDRB (FOX), WBKI (CW)
90	Springfield MO - Champaign/Decatur, IL	WAND (NBC)
190	Lima, OH	WLIO (NBC)

AMG (Purchase Price of $171 million):

73	Huntsville, AL	WAAY (ABC)
92	Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	WSIL (ABC)
109	Evansville, IN	WEVV (CBS/FOX)
108	Ft. Wayne, IN	WFFT (FOX)
127	Montgomery, AL	WCOV (FOX)
124	Lafayette, LA	KADN (FOX/NBC)
135	Columbus-Tupelo, MS	WTVA (ABC/NBC)
137	Rockford, IL	WREX (NBC)
160	Terre Haute, IN	WTHI (CBS/FOX)
189	West Lafayette, IN	WLFI (CBS)

Capital Expenditures. Including capital expenditures related to our Assembly Atlanta project, we currently expect that our routine capital expenditures will be in a range of approximately $37 million to $42 million for the remainder of 2025. We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. Consistent with previous practice, we anticipate transferring certain public infrastructure at Assembly Atlanta to the CID for which we anticipate receiving proceeds during 2025. We received reimbursements totaling $5 million in the 2025 nine-month period and we expect reimbursements of approximately $25 million during the remainder of 2025, and that our capital expenditures for Assembly Atlanta in 2025 will approximate the reimbursements we expect to receive. We can give no assurances of the actual proceeds to be received in the future from the CID, nor the timing of any such proceeds.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2025 three and nine-month period, we made $39 million of federal or state income tax payments. We currently expect that for the remainder of 2025, we will not be required to make any material income tax payments. As of September 30, 2025, we have an aggregate of approximately $252 million of various state operating loss carryforwards, of which we expect that approximately $173 million will not be utilized due to Section 382 limitations under the Internal Revenue Code and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

The Gray Pension Plan. On April 25, 2025, the Gray Media, Inc. Retirement Plan (“the Gray Pension Plan”) purchased a non-participating single premium group annuity contract for $18 million from American United Life Insurance Company, a OneAmerica Financial Company.  The contract assumes the obligation to provide monthly annuity payments for a subset of the plan’s retirees beginning July 1, 2025. On September 1, 2025, the Gray Pension Plan paid out $15 million in lump sum payments to terminated participants with a vested benefit. The Gray Pension Plan was amended for this temporary opportunity.

The plan was remeasured as of September 30, 2025, to reflect both events, resulting in a decrease to the projected benefit obligation of $33 million. A settlement charge of $4 million is recognized in the net benefit cost for the nine-month period ended September 30, 2025. The accumulated other comprehensive income associated with the plan decreased by $3 million, net of the related income tax benefit, for the nine-month period ended September 30, 2025.

During the 2025 nine-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2025, we do not expect to contribute to this pension plan.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2025 has not materially changed since December 31, 2024. Our market risk profile on December 31, 2024 is disclosed in our 2024 Form 10-K.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the nine-months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.   Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.

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

10.1

Fifth Amendment to Credit Agreement, dated as of July 18, 2025, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2025)

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Media, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY MEDIA, INC.
(Registrant)

Date: November 7, 2025	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac
Executive Vice President and Chief Financial Officer