Form 10-K
period 2025-12-31
GRAY MEDIA, INC
filed 2026-02-26
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549‐‐

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number 1-13796

GRAY MEDIA, INC.

(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation)	58-0285030 (I.R.S. Employer Identification No.)
4370 Peachtree Road, NE Atlanta, GA (Address of principal executive offices)	30319 (Zip Code)

Registrant’s telephone number, including area code: (404) 504-9828

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock (no par value)	GTN.A	New York Stock Exchange
common stock (no par value)	GTN	New York Stock Exchange

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

The aggregate market value of the voting stock (based upon the closing sales prices quoted on the New York Stock Exchange) held by non-affiliates of the registrant (solely for purposes of this calculation, all directors, executive officers and 10% or greater stockholders of the registrant are considered to be “affiliates”) as of June 30, 2025: Class A common stock and common stock; no par value – $395,723,940.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
93,563,703 shares outstanding as of February 20, 2026	10,212,436 shares outstanding as of February 20, 2026

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

GRAY MEDIA, INC.
Table of Contents

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

General

We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 114 full-power television markets that collectively reach approximately 37% of US television households. This portfolio includes 77 markets with the top-rated television station and 97 markets with the first and/or second highest rated television station in average all-day ratings across the 113 of such markets measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 47 markets totaling over 1.6 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and digital advertising and from retransmission consent fees. For the years ended December 31, 2025, 2024 and 2023 our total revenue was $3.1 billion, $3.6 billion and $3.3 billion, respectively.

Markets and Stations

We believe a key driver for our strong market position is our focus on strong local news and information programming. We believe that our market position and our strong local teams have enabled us to maintain more stable revenues compared to many of our peers.

We are diversified across our markets and network affiliations. In both 2025 and 2024, our largest market, by revenue, was Phoenix, Arizona, which contributed 5% of our total revenue. Our top 10 markets by revenue contributed approximately 25% and 26% of our total revenue in the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, our CBS-affiliated channels accounted for approximately 37% of total revenue; our NBC-affiliated channels accounted for approximately 27% of total revenue; our FOX-affiliated channels accounted for approximately 14% of total revenue; and our ABC-affiliated channels accounted for approximately 11% of total revenue. We refer to CBS, NBC, ABC and FOX as the “Big Four” networks.

In each of our markets other than Atlanta, we own and operate at least one television station broadcasting a primary channel affiliated with one of the Big Four networks. Effective August 16, 2025, our Atlanta station, WANF, ceased its affiliation with the CBS Network and began operations as an independent television station. We also own additional stations in some markets, some of which also broadcast primary channels affiliated with one of the Big Four networks. Nearly all of our stations broadcast secondary digital channels that are affiliated with various networks or are independent of any network. The terms of our affiliations with broadcast networks are governed by network affiliation agreements. Each network affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network. Our network affiliation agreements with the Big Four broadcast networks currently expire at various dates from mid-2027 through December 31, 2028.

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

Television station revenue is derived primarily from local, regional and national advertising revenue, including digital advertising revenue (together, but excluding political advertising revenue, “Core”), and retransmission consent fees. Television station revenue is also derived to a much lesser extent from studio and tower space rental fees and production activities. “Advertising” primarily refers to advertisements broadcast by television stations, but it also includes advertisements placed on a television station’s website and sponsorships of television programming and offline content such as email messages, mobile applications, and other electronic content distributed by stations. Advertising rates are typically driven by: (i) the size of a station’s market; (ii) a station’s overall ratings; (iii) a program’s popularity among targeted viewers; (iv) the number of advertisers competing for available time; (v) the demographic makeup of the station’s market; (vi) the availability of alternative advertising media in the market; (vii) the presence of effective sales forces; and (viii) the development of projects, features and programs that tie advertiser messages to programming and/or digital content on a station’s website or mobile applications.

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

Maintain and Grow our Market Leadership Position. According to Nielsen, our owned and operated television stations achieved the #1 ranking in overall audience in 77 of our 113 markets measured by Nielsen during 2025. In addition, our stations achieved the #1 and/or #2 ranking in overall audience in 97 of our 113 markets measured by Nielsen.

We believe there are significant advantages in operating the #1 or #2 television broadcasting stations in a local market. Strong audience and market share allow us to enhance our advertising revenue through price discipline and leadership. We believe a top-rated local news platform is critical to capturing incremental sponsorship and political advertising revenue. Our high-quality station group allows us to generate higher operating margins, which allows us additional opportunities to reinvest in our business to further strengthen our network and local news ratings. Furthermore, we believe operating the top-ranked stations in our various markets allows us to attract and retain top talent.

We also believe that our local market leadership positions help us in negotiating more beneficial terms in our major network affiliation agreements, which currently expire at various dates from mid-2027 through December 31, 2028, as well as our syndicated programming and local sports programming agreements. These leadership positions also give us additional leverage to negotiate retransmission contracts with cable system operators, telephone video distributors, direct broadcast satellite (“DBS”) operators and other multichannel video programming distributors (“MVPDs”).

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

Continue to Pursue Strategic Growth and Accretive Acquisition Opportunities. Over the last 15 years, the television broadcasting industry has been characterized by a high level of acquisition activity. We believe that there are a number of television stations, and a few station groups, that have attractive operating profiles and characteristics, and that share our commitment to local news coverage in the communities in which they operate and to creating high-quality and locally driven content. On a highly selective basis, we may pursue opportunities for the acquisition of additional television stations or station groups that fit our strategic and operational objectives, and where we believe that we can improve revenue, efficiencies and cash flow through active management and cost controls. As we consider potential acquisitions, we primarily evaluate potential station audience and revenue shares and the extent to which the acquisition target would positively impact our existing station operations. We also consider the amount of leverage that an acquisition would entail and our ability to carry such additional leverage at and after the time of acquisition. Consistent with this strategy, we have completed several acquisition and divestiture transactions, including some that had a material impact on our results of operations, between late 2013 and early 2026. Furthermore, we have signed agreements to acquire additional television stations that we anticipate completing later in 2026. For more information on these transactions, see Note 3 “Acquisitions and Divestitures” of our audited consolidated financial statements included elsewhere herein. This note also describes the stations we acquired in 2024 and 2023 and were pending as of December 31, 2025, which we may also refer to collectively as our “acquisitions,” our “recent acquisitions” or “the acquisitions.”

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

Further Strengthen our Balance Sheet. During the last several years, we have leveraged our strong cash flow and efficient operating model to grow our diverse national footprint while strategically managing our leverage. In 2025, our debt refinancings extended our significant maturities beyond the next two political cycles and enhanced our financial flexibility. In 2024, we made net principal payments totaling $520 million, reducing the balance outstanding under our Senior Credit Agreement and Senior Notes (in each case as defined below), including both voluntary and required payments, strategic refinancing activities, as well as open-market purchases of portions of our debt at prices below the face value of the instruments purchased. For more information regarding our payment, refinancing and debt purchase activities, see Note 4 “Long-term Debt” of our audited consolidated financial statements included herein.

Stations

Our television stations serve local communities across the country. From our largest market in Atlanta, Georgia (DMA 7) to our smallest in North Platte, Nebraska (DMA 209), as tabulated by Nielsen, we inform, educate, entertain and connect each of these communities to their state, the nation and the whole world. Nearly all markets have a local studio, tower, sales, technical and administrative personnel dedicated to their community. Our network affiliations include the Big Four networks and many smaller networks. Nearly all stations also provide content through digital platforms including a local station website and one or more digital apps and/or Free Ad-Supported Television (“FAST”) channels. For more information about our stations please visit our corporate website at www.graymedia.com.

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

Our broadcast advertising revenue is earned from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2025, 2024 or 2023, we derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2025, 2024 and 2023 approximately 26%, 23% and 27%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2025, 2024 and 2023 approximately 17%, 20% and 20%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Audience. Stations compete for audience based on broadcast program popularity, which has a direct effect on advertising rates. Networks supply a substantial portion of our affiliated stations’ daily programming. Affiliated stations depend on the performance of the network programs to attract viewers. There can be no assurance that any such current or future programming created by our affiliated networks will achieve or maintain satisfactory viewership levels. Stations program non-network time periods with a combination of locally produced news, local and regional sports, public affairs and entertainment programming, including national news or syndicated programs purchased for cash, cash and barter or barter only.

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

Media Ownership Restrictions and FCC Proceedings. The FCC’s broadcast ownership rules affect the number, type and location of broadcast properties that we may hold or acquire. Those rules generally prohibit an entity from acquiring “attributable” interests in more than two television stations in the same market if the stations’ digital noise limited service contours (the geographic area where a station’s signal is reliable, “NLSCs”) overlap (the “Two-Station Limit”). The rules continue to limit the aggregate national audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold an official position or have more than a specified interest or percentage of voting power. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus also apply to our principals and certain investors.

The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In September 2025, the FCC issued a Notice of Proposed Rulemaking (the “Ownership NPRM”) in response to its 2022 quadrennial review of its media ownership rules. The Ownership NPRM seeks comment on specific aspects of the television ownership rule, including whether the Two-Station Limit remains necessary given competitive developments in the video marketplace. This notice remains pending.

Local TV Ownership Rules. The FCC’s Two-Station Limit rules allow one entity to acquire two commercial television stations in a DMA as long as the stations’ NLSCs do not overlap.

In July 2025, the U.S. Court of Appeals for the Eighth Circuit vacated two aspects of the FCC’s Two-Station Limit that had placed additional restrictions on broadcasters. The court vacated the “top-four” prohibition, which prevented a broadcaster from owning two of the top four ranked stations in a market. The court also vacated the Note 11 amendment, which extended the top-four prohibition to low power television (“LPTV”) stations and multicast streams.

National Television Station Ownership Rule. The maximum percentage of US households that a single owner can reach through commonly owned television stations is 39%. Congress required the FCC to modify its rules to specify this limit in 2004. The FCC applies a 50% “discount” for ultra-high frequency (“UHF”) stations. In December 2017, the FCC issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF discount. Comments and reply comments were filed in 2018, and the proceeding remains open.

Attribution Rules. Under the FCC’s ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations if that purchaser owned or acquired an “attributable” interest in another television broadcast station in the same area as one or more of our stations. Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of media ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least 5%; (iii) voting stock interests of at least 20%, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. §80a-3, a bank holding stock through its trust department, or an insurance company); (iv) any limited partnership interest or interest in a limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the station’s total weekly programming or is a same-market television broadcast company; and (vi) time brokerage of a television broadcast station by a same-market television broadcast company providing more than 15% of the station’s weekly programming.

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

To our knowledge, no officer, director or 5% or greater shareholder currently holds an attributable interest in another television station that is inconsistent with the FCC’s ownership rules and policies or with our ownership of our stations.

Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold interest in broadcast licenses. The Communications Act bars the following from holding broadcast licenses: foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation. Foreign individuals or entities, collectively, may directly or indirectly own or vote no more than 20% of the capital stock of a licensee or 25% of the capital stock of a corporation that directly or indirectly controls a licensee. The 20% limit on foreign ownership of a licensee may not be waived. In September 2016, the FCC adopted an Order that allows broadcast licensees to file a petition for declaratory ruling seeking FCC approval to exceed the 25% foreign ownership benchmark for a parent company. The FCC also clarified the methodology for publicly traded broadcasters to assess compliance with the foreign ownership limits.

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

The FCC also regulates broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is approximately $0.5 million per incident. The FCC had sought comment on whether it should modify its indecency policies but dismissed this proceeding without taking action. However, the courts remain free to review the FCC’s current policy. We are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

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

Certain online video distributors (“OVDs”, sometimes referred to as virtual internet-delivered multichannel video programming distributors, or “vMVPDs”) have explored streaming broadcast programming over the internet without the consent of the copyright owner of the programming. The majority of federal courts have sided with broadcasters and enjoined OVDs from streaming broadcast programming without obtaining such copyright clearance.

In December 2014, the FCC issued an NPRM seeking comment on its proposal to modernize the term “MVPD” to be technology neutral. If the NPRM proposal is adopted, an entity that uses the internet to distribute multiple streams of linear programming, including OVDs, would be considered an MVPD and would have the same retransmission consent rights and obligations as other MVPDs, including the right to negotiate with television stations to carry their broadcast signals. The FCC also asked about the possible copyright implications of this proposal. Currently, a number of OVDs have obtained appropriate copyright authority and are retransmitting broadcast programming over the internet, but have not been required to obtain separate retransmission consent from the broadcast stations being retransmitted. Often, such rights have been obtained through negotiations directly with the major broadcast networks, and local broadcasters have been offered the opportunity to “opt-in” to those agreements. In November 2025, the FCC’s Media Bureau issued a public notice asking whether any barriers are preventing local broadcast stations from meeting their public interest obligations, including a request for comment on the status of the relationship between national programmers and their local affiliates. The Company, as well as major broadcast affiliate groups, submitted comments asking the FCC to evaluate the current network-affiliate relationship, including the networks’ practice of (i) negotiating agreements with OVDs and offering local affiliates the ability to “opt-in” to those agreements and (ii) offering OVDs “white feeds” of their programming that do not include broadcasters’ local content, and urged the FCC to take action to restore balance in the network-affiliate relationship. We cannot predict the outcome of the FCC’s interpretive proceedings or whether the FCC will institute a rulemaking proceeding to assess the network-affiliate relationship.

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

Employees

As of February 20, 2026, we had 9,165 full-time employees and 417 part-time employees, of which, 506 full-time and 16 part-time employees at 17 stations were represented by various unions. We consider our relations with our employees to be good.

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

Our main source of revenue is the sale of advertising time and space. Our ability to sell advertising time and space depends on, among other things:

●	economic conditions in the areas where our stations are located and in the nation as a whole;

●	the popularity and performance of the programming offered by our television stations;

●	changes in population demographics in the areas where our stations are located;

●

local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

●	our competitors’ activities, including increased competition from other advertising-based mediums, particularly digital and streaming platforms, cable networks, MVPDs and other internet companies;

●	the duration and extent of any network preemption of regularly scheduled programming for any reason;

●	decisions by advertisers to withdraw, reduce or delay planned advertising expenditures for any reason;

●	the competitiveness of local, regional, and federal elections and ballot initiatives;

●	labor disputes or other disruptions at major national advertisers, programming providers or networks; and

●	other factors beyond our control.

Our results are also subject to seasonal and cyclical fluctuations. Seasonal fluctuations typically result in higher revenue and broadcast operating income in the second and fourth quarters than in the first and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in the spring and in anticipation of holiday season spending in the fourth quarter, as well as increased television viewership during these periods. In addition, we typically experience fluctuations in our revenue and broadcast operating income between even-numbered and odd-numbered years. In years in which there are impending elections for various state and national offices, which primarily occur in even-numbered years, political advertising revenue tends to increase, often significantly, and particularly during presidential election years. We consider political broadcast advertising revenue to be revenue earned from the sale of advertising to political candidates, political parties and special interest groups of advertisements broadcast by our stations that contain messages primarily focused on elections and/or public policy issues. In even-numbered years, we typically derive a material portion of our broadcast advertising revenue from political broadcast advertisers. For the years ended December 31, 2025 and 2024, we derived approximately 1% and 14%, respectively, of our total revenue from political broadcast advertisers. If political broadcast advertising revenues declined, especially in an even-numbered year, our results of operations and financial condition could be materially adversely affected. Also, our stations affiliated with the NBC Network broadcast Olympic Games and typically experience increased viewership and revenue during those broadcasts. As a result of the seasonality and cyclicality of our revenue and broadcast operating income, and the historically significant increase in our revenue and broadcast operating income during even-numbered years, it has been, and is expected to remain, difficult to conduct meaningful period-over-period comparisons of our revenue and results of operations.

Uncertain financial, economic and political conditions may have an adverse impact on our business, results of operations or financial condition.

Uncertainty regarding financial, economic and political conditions over the longer term and the continuation or worsening of such conditions could reduce consumer confidence and adversely affect our business, results of operations and/or financial condition. A decline in consumer confidence could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, volatile economic conditions and/or the adoption or expansion of trade restrictions or other governmental actions related to tariffs or trade policies could negatively impact our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets may not achieve their intended effects. In addition to any direct negative consequences to our business or results of operations arising from these financial, economic and political developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

Our dependence upon a limited number of advertising categories could adversely affect our business.

We consider broadcast advertising revenue to be revenue earned primarily from the sale of advertisements broadcast by our stations. Although no single customer represented more than 5% of our broadcast advertising revenue for the years ended December 31, 2025 and 2024, we derived a material portion of our non-political local, national, and digital broadcast advertising revenue (“Core Advertising Revenue”) from advertisers in a limited number of industries, particularly the services sector, (primarily financial, legal and medical advertisers) and the automotive industry. The services sector has become an increasingly important source of advertising revenue in recent years. Approximately 26%, 23%, and 27% of our Core Advertising Revenue was derived from advertising sales to customers in the services sector for the years ended December 31, 2025, 2024, and 2023, respectively. Approximately 17%, 20%, and 20% of our Core Advertising Revenue was derived from advertising sales to automotive customers for the years ended December 31, 2025, 2024, and 2023, respectively. Our results of operations and financial condition could be materially adversely affected if broadcast advertising revenue from the services sector, the automotive industry or certain other industries, such as the restaurant, communications, or furniture and appliances industries, declined.

We intend to continue to evaluate growth opportunities through strategic acquisitions, and there are significant risks associated with an acquisition strategy.

We intend to continue to evaluate opportunities for growth through selective acquisitions of television stations or station groups, subject to our commitment to reducing our leverage ratio over time. There can be no assurance that we will be able to identify any suitable acquisition candidates, and we cannot predict whether we will be successful in pursuing or completing any acquisitions, or what the consequences of not completing any acquisitions would be. Consummation of any proposed acquisition may also be subject to various conditions such as compliance with FCC rules and policies, as well as antitrust or other regulatory requirements. In order to comply with antitrust or other regulatory requirements, the consummation of such acquisitions may also require waivers or be subject to various conditions for approval, and there can be no assurance that the approvals, waivers, or conditions will be satisfied and the consummation of any acquisitions will occur on the timelines contemplated or at all.

In addition, as we operate in a highly regulated industry, we could be subject to litigation, government investigations and enforcement actions on a variety of matters, the result of which could limit our acquisition strategy.

An acquisition strategy involves numerous other risks, including risks associated with:

●	identifying suitable acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

●	integrating operations and systems and managing a larger and more geographically diverse group of stations;

●	obtaining financing to complete acquisitions, which may not be available to us at times, in amounts, or at rates acceptable to us, if at all, and the related risks associated with increased debt;

●	diverting our management’s attention from other business priorities;

●	potentially losing key employees; and

●	potential changes in the regulatory approval process that may materially increase costs, or materially delay our ability, to consummate any proposed acquisitions.

Our failure to identify suitable acquisition candidates, to complete any acquisitions and integrate any acquired businesses, or to realize the expected benefits therefrom, could materially adversely affect our business, financial condition and results of operations.

We may fail to realize any benefits and incur unanticipated losses related to any acquisition.

The success of any strategic acquisition depends, in part, on our ability to successfully combine the acquired business and assets with our operations and to effectively manage the assets so acquired. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of an acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the organizations. Additionally, general market and economic conditions may inhibit the successful integration of any business. If we experience difficulties with the integration process, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by revenue losses from the acquired business, by the disposition of assets or operations in connection with the acquisition, or by charges to earnings associated with such acquisitions.

We must purchase television programming in advance of knowing whether a particular show will be popular enough for us to recoup our costs.

One of our most significant costs is the purchase of television programming. If a particular program is not sufficiently popular among audiences relative to the cost we pay for such program, we may not be able to sell enough related advertising to recover the broadcast costs. We also typically must purchase programming several years in advance, and we may have to commit to purchase more than one year’s worth of programming, resulting in the incurrence of significant costs in advance of our receipt of any related revenue. We may also replace underperforming programs before we have recaptured any significant portion of the costs we incurred to obtain such programming or fully expensed those costs for financial reporting purposes. Any of these factors could reduce our revenues, result in impairment charges, or otherwise cause our costs to escalate relative to revenues.

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

Our business depends in large part on the success of our network affiliations. One or more stations in each of our operating markets other than Atlanta are affiliated with at least one of the four major broadcast networks pursuant to individual affiliation agreements. Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the affiliated network during the term of the related agreement. Our affiliation agreements with the Big Four networks expire at various dates from mid-2027 through December 31, 2028.

If we cannot enter into NEW affiliation agreements to replace any agreements in advance of their expiration, we would no longer be able to carry the affiliated network’s programming. This loss of programming would require us to create and/or obtain replacement programming. Such replacement programming may involve higher costs and may be less attractive to our target audiences, thereby reducing our ability to generate advertising revenue, and potentially having a material adverse effect on our results of operations. On the other hand, replacement programming may provide additional advertising inventory than that provided to affiliated stations by their networks. Our concentration of CBS and/or NBC affiliates makes us particularly sensitive to adverse changes in our business relationships with, and the general success of, CBS and/or NBC.

If we are able to renew or replace existing affiliation agreements, we can give no assurance that any future affiliation agreements will have economic terms and conditions equivalent to, or more favorable than, our current agreements. If, in the future, a network or networks impose more adverse economic terms upon us, such event or events could have a material adverse effect on our business and results of operations.

In addition, if we are unable to renew or replace any existing affiliation agreements, we may be unable to satisfy certain obligations under our existing or any future retransmission consent agreements with MVPDs and/or to secure payment of retransmission consent fees under such agreements. Furthermore, if in the future a network limited or removed our ability to retransmit network programming to MVPDs, we may be unable to satisfy certain obligations or criteria for fees under any existing or any future retransmission consent agreements. In either case, such events could have a material adverse effect on our business and results of operations.

We are also dependent upon our retransmission consent agreements with MVPDs, and we cannot predict the outcome of potential regulatory changes to the retransmission consent regime.

We are also dependent, in significant part, on our retransmission consent agreements. Our current retransmission consent agreements expire at various times over the next several years. There can be no assurance that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to renegotiate such agreements could have a material adverse effect on our business and results of operations.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated.

In December 2019, Congress adopted the Satellite Television Community Protection and Promotion Act of 2019 and the Television Viewer Protection Act of 2019 (the “TVPA of 2019”). Among other things, these acts (i) made permanent the copyright license set out in Section 119 of the Copyright Act; (ii) limited eligibility for use of the Section 119 license to retransmit the signals of network television broadcast stations to unserved households to those satellite operators that provide local-into-local service to all DMAs; and (iii) modified the definition of unserved households to those households located in a “short market” (which, in turn, was defined as a local market in which programming of one or more of the top four networks is not offered on either the primary or multicast stream by any network station in that market). The TVPA of 2019 also made permanent the requirement that broadcasters and MVPDs negotiate in good faith and added a provision that (i) allows MVPDs to designate a buying group to negotiate retransmission consent agreements on their behalf and (ii) requires large station groups, including ours, to negotiate in good faith with a qualified MVPD buying group.

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

We generate a meaningful portion of our advertising revenue from the sale of advertisements on our digital platforms and through the sale of inventory on digital platforms owned by third parties. Our ability to maintain and increase this advertising revenue is largely dependent upon the number of users actively visiting the digital sites, digital apps, and platforms and our arrangements that allow us to sell and service such inventory. Because digital advertising techniques are evolving, if our content, technology and/or advertisement-serving techniques do not evolve to meet the changing needs of advertisers, our advertising revenue could decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our digital advertising revenue. In addition, changes in or deprecation of third-party cookies, mobile identifiers and measurement tools; browser, device and app store policies; increased use of ad-blocking technologies; changes in brand-safety, suitability and viewability standards; and evolving privacy and data protection laws and industry frameworks may reduce our ability to target, deliver and measure advertising and could adversely affect pricing and demand. Policy or algorithm changes by major technology platforms, or disruptions in the digital advertising ecosystem, could also reduce the reach, monetization or effectiveness of our digital advertising offerings.

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

We rely on technology and data owned or controlled by us or our third-party service providers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products and access to systems and data. Such use exposes us to cybersecurity threats arising from a variety of causes and forms, including from deliberate attacks or unintentional events. These cybersecurity incidents and similar attacks could include, but are not limited to, the deployment of harmful malware or ransomware, denial-of-services attacks, account takeovers and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. These attacks and incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient, and attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, data corruption or operational disruption. Cybersecurity threat actors also may attempt to exploit vulnerabilities in widely used or bundled software, including software commonly used by companies in cloud-based services, and may target third parties on whom we rely for hosting, content delivery, advertising technology, audience measurements and other critical services. If we are subject to a cybersecurity incident or a similar attack, it could result in business interruption, disclosure of nonpublic information, alteration or corruption of data or systems, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation or investigations, including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, financial consequences and reputational damage adversely affecting customer or investor confidence, among other things, any or all of which could materially adversely affect our business. While we have experienced cybersecurity incidents in the past, and may experience additional cybersecurity incidents in the future, we are not aware of any cybersecurity incident having a material adverse effect on our business, results of operations or financial condition to date. However, there can be no assurance that we will not experience future cybersecurity incidents that may be material. Although we have systems and processes in place to try to protect against risks associated with cybersecurity incidents in the future, depending on the nature of a cybersecurity incident, these protections may not be fully sufficient or effective, particularly as threat techniques, tools and attack vectors evolve. In addition, because techniques used in cybersecurity threats change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A cybersecurity incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. We may also be required to comply with evolving cybersecurity and data protection laws, regulations, and industry standards, including incident reporting, notification and disclosure requirements, which could increase compliance costs and exposure to enforcement. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident, that it will cover all types of events or losses (including fines, penalties or certain categories of business interruption), or that such coverage will continue to be available on commercially reasonable terms or at all.

Industry Risks

We operate in a highly competitive environment. Competition occurs on multiple levels (for audiences, programming and advertisers) and is based on a variety of factors. If we are not able to successfully compete in all relevant aspects, our revenues will be materially adversely affected.

Television stations compete for audiences, certain programming (including news) and advertisers. Signal coverage and carriage on MVPD systems also materially affect a television station’s competitive position. With respect to audiences, stations compete primarily based on broadcast program popularity. We cannot provide any assurances as to the acceptability by audiences of any of the programs we broadcast. Further, because we compete with other broadcast stations for certain programming, we cannot provide any assurances that we will be able to obtain any desired programming at costs that we believe are reasonable. Cable-network programming, combined with increased access to cable, satellite TV, vMVPDs, as well as internet video services (such as YouTube) and internet streaming channels and services including subscription video on demand (“SVOD”) and advertising video on demand (“AVOD”) have become significant competitors for television programming viewers. Cable networks’ viewership and advertising share have been declining in recent years, while streaming viewership has accelerated and recently surpassed the combined viewership of broadcast and cable-network programming combined. Further increases in the advertising share of cable networks, internet video services, social and short-form platforms and internet streaming channels and services could materially adversely affect the advertising revenue of our television stations.

In addition, new technologies and methods of buying advertising present an additional competitive challenge, as competitors may offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at more efficiently capturing advertising spend. The number of viewers and ratings of our television stations and advertising revenues in general may be impacted by viewers moving to these programming alternatives and alternate media content providers, and by eliminating or reducing subscriptions to traditional MVPD services (“cord cutting” and “cord shaving,” respectively). As these programming alternatives continue to drive changes in consumer behavior and other consumption strategies, including the fragmentation of audiences across platforms and devices, our business and results of operations may be materially affected.

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

As of December 31, 2025, we had a $5.8 billion in aggregate principal amount of outstanding indebtedness, excluding intercompany debt and deferred financing costs. Subject to our ability to meet certain borrowing conditions under our Fifth Amended and Restated Credit Agreement (the “Senior Credit Agreement”), we have the ability to incur significant additional debt, including secured debt under our $750 million revolving credit facility (the “Revolving Credit Facility”). The terms of the indenture (the “2033 Notes Indenture”) governing our outstanding 7.25% senior secured first lien notes due 2033 (the “2033 Notes (1L)”, indenture (the “2032 Notes Indenture”) governing our outstanding 9.625% senior secured second lien notes due 2032 (the “2032 Notes (2L)”, indenture (the “2031 Notes Indenture”) governing our outstanding 5.375% senior notes due 2031 (the “2031 Notes”), the indenture (the “2030 Notes Indenture”) governing our outstanding 4.750% senior notes due 2030 (the “2030 Notes”), the indenture (the “2029 Notes Indenture”) governing our outstanding 10.5% senior secured first lien notes due 2029 (the “2029 Notes (1L)”) and the indenture (the “2026 Notes Indenture”) governing our outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and, together with the 2033 Notes Indenture, the 2032 Notes Indenture, 2031 Notes Indenture, the 2030 Notes Indenture, the 2029 Notes Indenture, and the 2026 Notes Indenture, the “Existing Indentures” or the “Indentures”) also permit us to incur additional indebtedness, subject to our ability to meet certain borrowing conditions.

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

Other Financial Risks

We recently have incurred impairment charges on our goodwill, broadcast licenses, other intangible assets and investments. Any such future charges may have a material effect on the value of our total assets.

As of December 31, 2025, the book value of our broadcast licenses was $5.3 billion and the book value of our goodwill was $2.6 billion, in comparison to total assets of $10.4 billion.

During 2023, as a result of the bankruptcy of Diamond Sports Group, LLC (“Diamond”), our production companies segment recorded a non-cash charge of $43 million, for impairment of goodwill and other intangible assets. In January 2025, we received a cash payment of $4 million in settlement of our claim in the Diamond plan of reorganization that was confirmed on November 14, 2024.

Also, during the years ended December 31, 2025, 2024 and 2023, we have recognized impairment charges of $20 million, $25 million and $29 million, respectively, related to investments. These impairment charges were recorded upon our determination that the fair value of the investments had declined on an other-than-temporary basis or that the recorded value was not recoverable.

Not less than annually, and more frequently if necessary, we are required to evaluate our goodwill and broadcast licenses to determine if the estimated fair value of these intangible assets is less than book value. If the estimated fair value of these intangible assets is less than book value, we will be required to record a non-cash expense to write down the book value of the intangible asset to the estimated fair value. During the year ended December 31, 2025, we recognized an impairment charge of $2 million related to broadcast licenses and $28 million related to other intangibles. We cannot make any assurances that any required impairment charges in the future will not have a material adverse effect on our total assets.

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

The price and trading volume of our equity securities may be volatile and subject to fluctuations. Some of the factors that could cause fluctuation in the stock price or trading volume of our equity securities include:

●

general market and economic conditions and market trends, including in the television broadcast industry and the financial markets generally, including levels of key interest rates, inflation and recessionary concerns;

●	the political, economic and social environment in the United States;

●	actual or anticipated variations in operating results, including audience share ratings and financial results;

●	inability to meet projections in revenue;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other business developments;

●	technological innovations in the television broadcast industry;

●	adoption of new accounting standards affecting our industry;

●	operations of competitors and the performance of competitors’ common stock;

●	litigation or governmental action involving or affecting us or our subsidiaries;

●	changes in financial estimates and recommendations by securities analysts;

●	recruitment or departure of key personnel;

●	purchases or sales of blocks of our common stock; and

●	operating and stock performance of the companies that investors may consider to be comparable.

There can be no assurance that the price of our equity securities will not fluctuate or decline significantly. The stock market in recent years has experienced considerable price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies and that could adversely affect the price of our equity securities, regardless of our operating performance. Stock price volatility might be worse if the trading volume of shares of our equity securities is low. Significant volatility could also impair our ability to raise capital, use our equity as consideration for acquisitions, or retain employees through equity compensation. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our equity securities were to decline significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

We currently pay cash dividends on our common stock and Class A common stock but this is subject to approval by our Board each quarter. To the extent a potential investor ascribes value to a dividend-paying stock, the value of our stock may be correspondingly affected.

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

The FCC has pursued several enforcement matters regarding broadcast indecency and profanity and the statutory maximum fine for broadcasting indecent material is approximately $0.5 million per incident, up to a maximum of approximately $4.7 million for a continuing violation. The courts remain free to review the FCC’s current policy. We are unable to predict the outcome of any such judicial proceeding, which could have a material adverse effect on our business.

The FCC’s local ownership restrictions limit our ability to own and operate multiple television stations in the same market.

The FCC’s Two-Station Limit generally prohibits us from acquiring an “attributable interest” in more than two television stations that are located in the same market if the stations’ NLSCs overlap.

In July 2025, the U.S. Court of Appeals for the Eighth Circuit vacated two aspects of the FCC’s Two-Station Limit that had placed additional restrictions on our ability to acquire additional stations in a market. Specifically, the court vacated the “top-four” prohibition, which prevented a broadcaster from owning two of the top four ranked stations in a market. The court also vacated the Note 11 amendment, which extended the top-four prohibition to low power television (“LPTV”) stations and multicast streams. We anticipate that the FCC will implement this decision in the near term.

In September 2025, the FCC issued a Notice of Proposed Rulemaking (Ownership NPRM) in its 2022 Quadrennial Review of its media ownership rules. The Ownership NPRM seeks comment on specific aspects of the television ownership rule, including whether the Two-Station Limit remains necessary given competitive developments in the video marketplace. This proceeding remains pending.

In November 2022, the FCC issued a Forfeiture Order finding that Gray’s acquisition of CBS programming from another broadcaster in the Anchorage market for Gray’s station KYES-TV was inconsistent with the local television ownership rule’s “top-four” prohibition given Gray’s ownership of KTUU-TV in the same market (a top-four ranked station) and imposed a fine of $0.5 million. This Forfeiture Order was vacated by the U.S. Court of Appeals for the 11th Circuit in March 2025.

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

Under the FCC’s National Television Station Ownership Rule, a single television station owner may not reach more than 39% of United States households through commonly owned television stations, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). In December 2017, the FCC issued an NPRM seeking comment on whether it should modify or eliminate the national cap, including the UHF Discount. This proceeding remains pending. This rule may constrain our ability to expand through additional station acquisitions. Currently our station portfolio reaches approximately 37% of total United States television households, and approximately 25% after applying the UHF Discount.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We strive to implement leading data protection standards to ensure a strong commitment to cybersecurity. Our Data Security Policy and Cybersecurity Incident Response Plan (“CIRP”), which is part of our enterprise-wide risk management processes, guides our cybersecurity program. The CIRP, developed in consultation with an independent cybersecurity expert, includes processes for identifying, managing, and remediating cybersecurity incidents. We utilized the National Institute of Standards and Technology (“NIST”) and the Center for Internet Security (“CIS”) guidelines to develop and implement the CIRP, which is approved by our Chief Technology Officer (“CTO”). However, this should not be interpreted to mean that we meet any particular technical standards, specifications, or requirements, only that we used the NIST and CIS as a guide to help create develop and implement the CIRP. The CIRP is reviewed and updated annually. The Company’s cybersecurity risk management processes include ongoing monitoring and testing of its information systems and data to identify and respond to potential cybersecurity threats. Internally, the Company utilizes an enterprise Attack Surface Management tool to routinely scan for vulnerabilities to internal assets. Externally, we use third-party vendors to routinely conduct scans for vulnerabilities to external assets. In addition, our internal auditors along with management also conduct periodic monitoring of our internal controls over our data security and customer privacy systems and processes.

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

Governance

Management is responsible for the Company’s day-to-day risk management, and the Board serves in an oversight role. The Board has empowered the Audit Committee with formal oversight of enterprise risk matters, including with respect to cybersecurity. The Audit Committee and management periodically review the Company’s policies with respect to risk identification, assessment, and management, including cybersecurity risk exposures and the internal controls and procedures in place to manage such risks, as well as the steps that management takes to monitor and control such exposures. In addition, the Audit Committee and the Board consider risk-related matters on an ongoing basis in connection with deliberations regarding specific transactions and issues.

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

We also own Third Rail Studios and Assembly Atlanta, which is a 135-acre real estate complex centered around the studio industry located in the City of Doraville, Georgia. The Assembly Atlanta development includes the 43-acre Assembly Studios complex. The studio operations are managed under an operating agreement with NBCUniversal Media, LLC (“NBCU”) through which NBCU leases and operates the state-of-the-art studio facilities as well as manages our retained studio facilities at Assembly Studios and the adjacent Third Rail Studios.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below is certain information with respect to our executive officers as of February 20, 2026:

Hilton H. Howell, Jr., age 63, has served as our Executive Chairman and Chief Executive Officer since January 2, 2019. Prior to that, Mr. Howell served as our Chairman, Chief Executive Officer, and President from June 2013 to December 2018. Mr. Howell is a member of the Executive Committee of the Board, has been a Director since 1993, and served as the Vice Chairman of the Board from 2002 to April 2016 when he was appointed as Chairman. He served as our Executive Vice President from September 2002 to August 2008. In addition, he serves as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, and as Chairman of that company since February 2009. He was Executive Vice President of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company from 1991-2013 and has since served as Chief Executive Officer. Mr. Howell has served as General Counsel of Delta Life and Delta Fire since 1991. Mr. Howell also serves as a Director of Atlantic American Corporation and of each of its subsidiaries, American Southern Insurance Company, American Safety Insurance Company and Bankers Fidelity Life Insurance Company, as well as a Director of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company. He is the husband of Mrs. Robin R. Howell, who is a member of our Board of Directors. Previously, Mr. Howell served as a board member of the National Association of Broadcasters and the NBC Affiliate Board.

Donald P. LaPlatney, age 66 has served as our President and Co-Chief Executive Officer since January 2, 2019. Prior to that, from July 2016 until the closing of the Raycom Merger, he served as Chief Executive Officer and President of Raycom Media and served as member on their Board of Directors. Before that, he served as Chief Operating Officer of Raycom from April 2014 to July 2016, as Senior Vice President, Digital Media from April 2012 until April 2014, and as Vice President, Digital Media from August 2007 to April 2012. Prior to joining Raycom in 2007, Mr. LaPlatney held various executive positions at The Tube Media Corp., Westwood One, and Raycom Sports. In addition, Mr. LaPlatney serves on the Board of the National Association of Broadcasters (NAB). Previously, Mr. LaPlatney served as Chairman of the NBC Affiliate Board as well as the Chairman of the Television Board of the NAB.

Jeffrey R. Gignac, age 50, has served as our Executive Vice President since April 2024 and as our Chief Financial Officer since July 2024. Previously, he served as Managing Director and Head of Media & Telecom Investment Banking at Wells Fargo Securities. Prior to that he spent 18 years in leveraged finance, focused on the telecom, media and technology industries. Prior to Wells Fargo, Jeff worked at Ernst & Young and Arthur Andersen. He holds a BA in Accounting from Michigan State University.

Kevin P. Latek, age 55, has served as our Executive Vice President and Chief Legal and Development Officer since February 2016. Prior to that, he served as our Senior Vice President, Business Affairs since July 2013 and as our Vice President for Law and Development from March 2012 to June 2013. Prior to joining Gray, Mr. Latek practiced law in Washington, DC representing television and radio broadcasters and financial institutions in FCC regulatory and transactional matters. He is a past officer of the CBS Affiliate Board and a past member of the FOX Affiliate Board of Governors.

Sandra Breland, age 63, has served as our Chief Operating Officer since May 2023. In early 2019, Ms. Breland joined Gray as a Senior Vice President of Local Media upon Gray’s acquisition of Raycom Media, where she served as a Group Vice President. With extensive experience in local broadcasting, Ms. Breland has held leadership roles as General Manager and News Director across multiple markets throughout her career. She serves on the Board of Directors for the Carole Kneeland Project and the Arnolt Center for Investigative Journalism in The Media School at Indiana University. Ms. Breland is a past president of the Fox Affiliate Board of Governors and past chairperson for the Louisiana Association of Broadcasters.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, no par value, and our Class A common stock, no par value, have been listed and traded on the NYSE since September 24, 1996, and June 30, 1995, respectively, under the symbols “GTN” and “GTN.A,” respectively.

As of February 20, 2026, we had 93,563,703 outstanding shares of common stock held by 20,672 stockholders and 10,212,436 outstanding shares of Class A common stock held by 1,169 stockholders. The number of stockholders consists of stockholders of record and individual participants in security position listings as furnished to us pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).

For matters submitted to a shareholder vote, our Articles provide that each share of common stock is entitled to one vote, and each share of Class A common stock is entitled to 10 votes. Our Articles require that our common stock and our Class A common stock receive dividends on a pari passu basis when declared.

During 2025, we have paid quarterly cash dividends totaling $0.32 per share on both classes of our common stock. While we have paid dividends to holders of our common stock on a quarterly basis since the beginning of 2021, any future payments of dividends will depend on our financial condition, results of operations, cash flows and such other factors as our Board of Directors deems relevant. In addition, the Senior Credit Agreement and our Indentures each contain covenants that could restrict our ability to pay cash dividends on our capital stock, which are currently applicable. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for a further discussion of restrictions on our ability to pay dividends.

During 2025, we paid quarterly cash dividends on our outstanding 650,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”). Shares of the Preferred Stock accrue dividends on the face value of $650 million in (A) cash at a rate of 8% per annum or, (B) at the Company’s option, in-kind at a rate of 8.5% per annum, as declared by our Board of Directors.

Stock Performance Graph

The following graphs compare the cumulative total return of our common stock and Class A common stock from December 31, 2020 to December 31, 2025, as compared to the stock market total return indexes for (i) The New York Stock Exchange Composite Index (the “NYSE Composite Index”) and (ii) The New York Stock Exchange Television Broadcasting Stations Index (the “TV Broadcasting Stations Index”).

The graphs assume the investment of $100 in each of our common stock and the Class A common stock, respectively, the NYSE Composite Index and the TV Broadcasting Stations Index on December 31, 2020. Any dividends are assumed to have been reinvested as paid.

	As of
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Gray Media, Inc. common stock	$100	$114	$65	$54	$20	$33
NYSE Composite Index	$100	$121	$109	$124	$144	$170
TV Broadcasting Stations Index	$100	$106	$83	$75	$83	$112

	As of
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Gray Media, Inc. Class A common stock	$100	$112	$68	$55	$49	$84
NYSE Composite Index	$100	$121	$109	$124	$144	$170
TV Broadcasting Stations Index	$100	$106	$83	$75	$83	$112

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

This section of our Annual Report discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. A detailed discussion of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report for the year ended December 31, 2024.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 114 full-power television markets that collectively reach approximately 37% of US television households. This portfolio includes 77 markets with the top-rated television station and 97 markets with the first and/or second highest rated television station in average all-day ratings across the 113 of such markets measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 47 markets totaling over 1.6 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and digital advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the years ended December 31, 2025, 2024 and 2023, we generated revenue of $3.1 billion, $3.6 billion and $3.3 billion, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. Approximately 26%, 23%, and 27% of our Core Advertising Revenue was derived from advertising sales to customers in the services sector for the years ended December 31, 2025, 2024, and 2023, respectively. Approximately 17%, 20%, and 20% of our Core Advertising Revenue was derived from advertising sales to automotive customers for the years ended December 31, 2025, 2024, and 2023, respectively. Revenue from these industries may represent a lower percentage of total revenue in even-numbered years due to, among other things, the decreased availability of advertising time, as a result of such years being the “on-year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, and the percentage contribution of each to our total revenue (dollars in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Revenue:
Core advertising	$1,452	47%	$1,490	41%	$1,514	46%
Political	42	1%	497	14%	79	2%
Retransmission consent	1,429	46%	1,482	41%	1,532	47%
Production companies	107	3%	105	3%	86	3%
Other	65	3%	70	1%	70	2%
Total	$3,095	100%	$3,644	100%	$3,281	100%

Results of Operations

Year Ended December 31, 2025 (“2025”) Compared to Year Ended December 31, 2024 (“2024”)

Revenue. Total revenue decreased $549 million, or 15%, to $3.1 billion for 2025 compared to 2024. During the year ended December 31, 2025:

●

Core Advertising Revenue decreased by $38 million, due primarily to macroeconomic softness in the first half of 2025. Additionally, we generated $9 million of Core Advertising Revenue from the broadcast of the Super Bowl on our 27 FOX channels in 2025, compared to an aggregate of $18 million of advertising revenue relating to the broadcast of the Super Bowl on our 54 CBS channels during 2024. Our Super Bowl advertising revenue on our FOX channels increased from $6 million in 2023 to $9 million in 2025. In 2024, our Core Advertising Revenue benefited from $16 million of advertising revenue earned on our 53 NBC channels from the broadcast of the Olympic Games. Our Core Advertising Revenue during 2025 was negatively impacted by one less selling day due to leap day, which we estimate impacted Core Advertising Revenue by $4 million;

●	Consistent with 2025 being the “off-year” of the two-year election cycle, political advertising revenue decreased by $455 million, or 92%, compared to 2024;
●

Retransmission consent revenue decreased by $53 million or 4%, in 2025 compared to 2024, due to the impact of one station ceasing its networks affiliation on August 15, 2025 and a decrease in subscribers, offset, in part, by customary increases in rates under our retransmission agreements; and

●	Production company revenue in 2025 increased by $2 million, or 2%, compared to 2024.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) decreased $78 million or 3%, to $2.2 billion. During the year ended December 31, 2025 compared to the year ended December 31, 2024:

●

Broadcasting payroll expenses decreased by $28 million. This decrease includes: $15 million related to reduced incentive compensation, consistent with decreases in revenue; $9 million related to reduced employee headcount; a $5 million reduction in stock-based compensation; and a $7 million decrease in other payroll- related expenses. This was offset by routine increases in compensation and an $8 million increase in health care premiums.

●

Broadcasting non-payroll expenses decreased by $49 million primarily due to a $50 million decrease in network affiliation expenses, consistent with the transition of one television station to independent status and the implementation of several new network affiliation agreements. Non-payroll expense also decreased $14 million due to a reduction in business services expenses, which was offset, in part by an $8 million increase in programming costs, and $6 million in bad debt expense.

●	Broadcasting non-cash stock-based compensation expenses were $1 million and $5 million in the 2025 and 2024, respectively.

Production Company Expenses. Production company expenses (before depreciation, amortization, and gain or loss on disposal of assets) increased by approximately $12 million to $95 million for 2025, compared to $83 million in 2024. Production company operating expenses in 2025 increased primarily due to increases in property taxes at Assembly Atlanta and the non-recurring recovery from the Diamond Sports bankruptcy, which was recorded in 2024.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $9 million to $113 million in 2025 compared to 2024. During 2025, professional services increased by $7 million primarily related to our pending business combination transactions. Non-cash stock-based compensation expenses increased to $21 million in 2025 compared to $17 million in 2024.

Depreciation. Depreciation of property and equipment totaled $133 million and $144 million in 2025 and 2024, respectively. Depreciation expenses have decreased as certain underlying assets become fully depreciated.

Amortization. Amortization of intangible assets totaled $104 million and $125 million in 2025 and the 2024, respectively. Amortization decreased primarily due to finite-lived intangible assets becoming fully amortized.

Impairment of Broadcast Licenses and Other Intangible Assets. During 2025, we recorded non-cash impairment charges of $28 million related to a change in the network affiliation at one station. We also recorded a non-cash impairment charge of $2 million for a license at one station.

(Gain) Loss on Disposal of Assets, Net. We recognized a gain on disposal of assets of $11 million in 2025 compared to a loss on disposal of $20 million in 2024, primarily due to on the sale of easements and the assignment of leases at some of our television broadcast tower sites. The loss in 2024 was primarily related to the acquisition of a construction permit to build television station KCBU in exchange for the divestiture of television stations KCWY and KGWN in which we recognized a loss of $14 million.

Miscellaneous (Expense) Income, Net. Miscellaneous expense, net totaled $1 million in 2025 compared to $117 million of miscellaneous income, net in 2024. Miscellaneous expense, net in 2025 was due to $8 million in various other miscellaneous expenses, offset primarily due to a gain of $7 million on the sale of our investment in Premion, Inc.. Miscellaneous income, net in 2024 was due primarily to a gain of $110 million from the sale of our investment in Broadcast Music, Inc.

Impairment of Investments. During 2025 and 2024, we wrote down the value of certain investments to their estimated net realizable values. The total impairment charges were $20 million and $25 million in 2025 and 2024, respectively.

Interest Expense. Interest expense decreased $11 million, or 2%, to $474 million for 2025 compared to 2024. This decrease was primarily attributable to a combination of factors including: decreases in the outstanding debt balance on our floating rate Senior Credit Agreement and on our Notes resulting from our 2025 refinancing activities, offset by an increased average interest rate. Our average outstanding total long-term debt balance was $5.7 billion and $6.1 billion during 2025 and 2024, respectively. Our average total interest rate was 7.5% and 7.2% during 2025 and 2024, respectively.

(Loss) Gain on Early Extinguishment of Debt. We recorded a loss on the early extinguishment of debt of $10 million in 2025, primarily due to the write-off of deferred financing costs related to the open-market repurchases and expenses incurred related to our refinancing activities. We recorded a gain on the early extinguishment of debt of $34 million in 2024, primarily as a result of our open-market repurchases of debt at prices below face value, partially offset by the write-off of deferred financing costs related to the open-market repurchases and expenses incurred related to our refinancing activities.

Income Tax (Benefit) Expense. Our effective income tax rate increased to 25% for 2025 compared to 24% for 2024. Our effective income tax rates differed from the statutory rate due to the following items:

	Year Ended December 31,
	2025	2024
Statutory federal income tax rate	21%	21%
Nondeductible expenses	(3)%	1%
Nondeductible compensation	(7)%	(*)
Investments	2%	(*)
State and local taxes, net of federal tax benefit	10%	4%
Reserve for uncertain tax positions	0%	(3)%
Other items, net	2%	1%
Effective income tax expense rate	25%	24%

(*) Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025.

We file a consolidated federal income tax return and such state or local tax returns as are required based on our current forecasts. We estimate that these income tax payments, before deducting refunds, will be within a range of $105 million to $125 million in 2026.

Liquidity and Capital Resources

General. Our primary sources of liquidity are cash on hand, cash flows from operations and borrowing capacity under our Revolving Credit Facility and revolving accounts receivable securitization facility.

2025 Refinancing Activities. During 2025, we completed several steps to enhance our liquidity and to extend the maturity of portions of our debt obligations that were scheduled to mature in the near-term. Please refer to Note 4. “Long-Term Debt” for further information. During 2025, we:

●	amended our Senior Credit Agreement to increase the availability under our Revolving Credit Facility by $70 million to $750 million and extended the term of those commitments to December 1, 2028.
●

issued $1.15 billion in aggregate principal amount of 9.625% Senior Secured Second Lien Notes due 2032, with $900 million issued in July 2025 and the remaining $250 million issued in December 2025. The proceeds of this issuance, together with $50 million from our Revolving Credit facility were used to: (i) redeem all of our outstanding 7.0% senior notes due 2027 at par; (ii) to repay a portion of our 2024 Term Loan (due June 2029) under our Senior Credit Agreement; (iii) to redeem a portion of our outstanding 10.5% secured first lien notes due 2029 at 103% of par; (iv) to pay transaction expenses incurred in connection with the offerings; and (v) for general corporate purposes.

●

issued $775 million in aggregate principal amount of 7.25% senior secured first lien notes due 2033. Proceeds were used to: (i) repay $630 million of our 2021 Term Loan (due December 2028) under our Senior Credit Agreement; (ii) $80 million of our 2024 Term Loan (due June 2029) under our Senior Credit Agreement, (iii) repay all $50 million then outstanding under our Revolving Credit Facility; and (iv) pay transaction fees and expenses incurred in connection with the offering.

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of amounts required to be paid for: the acquisition of television stations; the purchase of property and equipment; service and other agreements; commitments for various television programming; and commitments under affiliation agreements with networks. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2026 will be to reduce our indebtedness, fund our working capital, make interest and tax payments, fund capital expenditures, pursue certain strategic opportunities, maintain operations, and fund dividends. For a description of the Company’s various contractual and other commitments requiring future payments, see Note 12 “Commitments and Contingencies” of our audited consolidated financial statements included elsewhere herein. In addition, for a description of the Company's interest payments and future maturities of long-term debt, see Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein.

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$289	$751	$648
Net cash used in investing activities	(63)	(28)	(291)
Net cash provided (used in) financing activities	7	(609)	(397)
Net increase (decrease) in cash	$233	$114	$(40)

	December 31,
	2025	2024
Cash	$368	$135
Long-term debt, including current portion, less deferred financing costs	$5,744	$5,621
Series A Perpetual Preferred Stock	$650	$650

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$680
Undrawn outstanding letters of credit	(5)	(6)
Borrowing availability under Revolving Credit Facility	$745	$674

Net Cash Provided By (Used In) Operating, Investing and Financing Activities – 2025 Compared to 2024

Net cash provided by operating activities decreased $462 million to $289 million in 2025 compared to net cash provided by operating activities of $751 million in 2024. The decrease in cash provided by operating activities was primarily due to the decrease in net income of $460 million; a decrease in cash provided by changes in working capital of $89 million; and offset, in part, by a decrease in net non-cash charges of $87 million.

Net cash used in investing activities increased $35 million to $63 million for 2025 compared to $28 million for 2024. The net increase in the amount used was primarily due to a decrease in cash proceeds received from the sale of investments and other assets, offset, in part, by a decrease in cash used for purchases of property.

Net cash provided by financing activities was $7 million in 2025 compared to cash used by financing activities $609 million in 2024. During each of 2025 and 2024, we used $52 million of cash to pay dividends to holders of our preferred stock and $33 million and $32 million, respectively, to pay dividends to holders of our common stock. During 2025, we received net proceeds of $123 million of principal borrowings net of principal payments on our long-term debt. During 2024, we used a net amount of $474 million for principal payments net of borrowings on our long-term debt.

Liquidity. Based on our debt outstanding as of December 31, 2025, we estimate that we will make approximately $450 million in debt interest payments over the twelve months immediately following December 31, 2025. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Senior Credit Agreement (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next twelve months and the foreseeable future. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under the Senior Credit Agreement (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the next twelve months and the foreseeable future.

Collateral, Covenants and Restrictions of our Credit Agreements. Our obligations under the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and the 2032 Notes (2L) are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries (subject to certain limited exceptions) are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and the 2032 Notes (2L). Gray Media, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Media, Inc.'s subsidiaries (subject to certain limited exceptions). Any subsidiaries of Gray Media, Inc. that do not guarantee the 2026 Notes, 2030 Notes, 2031 Notes, the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and 2032 Notes (2L) are not material or are designated as unrestricted under the Senior Credit Agreement. As of December 31, 2025, there were no significant restrictions on our subsidiaries to distribute cash to us or the guarantor subsidiaries.

The Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants for credit facilities of this type. The 2026 Notes, 2029 Notes (1L), 2030 Notes, 2031 Notes, 2032 Notes (2L) and 2033 Notes (1L) include covenants with which we must comply which are typical for financing transactions of their nature. As of December 31, 2025, we were in compliance with all required covenants under all of our debt obligations.

In addition to results prepared in accordance with GAAP, “Leverage Ratio Denominator” is a metric that management uses to calculate our compliance with our financial covenants in our indebtedness agreements. This metric is calculated as specified in our Senior Credit Agreement and is a significant measure that represents the denominator of a formula used to calculate compliance with material financial covenants within the Senior Credit Agreement that govern our ability to incur indebtedness, incur liens, make investments and make restricted payments, among other limitations usual and customary for credit agreements of this type. Accordingly, management believes this metric is a very material metric to our debt and equity investors. Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on January 1, 2024. It also gives effect to certain operating synergies expected from the acquisitions and related financings and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

Specified Transaction Costs and Expenses are defined in our Senior Credit Agreement and include incremental expenses incurred specific to acquisitions and divestitures, including but not limited to legal and professional fees, severance and incentive compensation, and contract termination fees. We present certain line items from our selected operating data, net of Transaction Related Expenses, in order to present a more meaningful comparison between periods of our operating expenses and our results of operations.

Our “First Lien Adjusted Total Indebtedness”, “Secured Adjusted Total Indebtedness” and “Adjusted Total Indebtedness” in each case net of all cash, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our Senior Credit Agreement for the applicable amount of indebtedness.

Below is a calculation of our “Leverage Ratio”, “First Lien Leverage Ratio” and “Secured Leverage Ratio” as defined in our Senior Credit Agreement as of December 31, 2025:

Calculation of Leverage Ratio, First Lien Leverage Ratio and Secured Leverage Ratio, as each is defined in our Senior Credit Agreement (Unaudited):

Eight Quarters Ended
December 31, 2025
(in millions)
Net income	$290
Adjustments to reconcile from net income to Leverage Ratio Denominator as defined in our Senior Credit Agreement:
Depreciation	277
Amortization of intangible assets	229
Non-cash stock-based compensation	44
Loss on disposal of assets, net	14
Gain on disposal of investment, not in the ordinary course	(115)
Interest expense	959
Gain on early extinguishment of debt	(24)
Income tax expense	89
Impairment of goodwill, other intangibles and investments	75
Amortization of program broadcast rights	55
Payments for program broadcast rights	(56)
Pension expense	1
Adjustments for unrestricted subsidiaries	34
Specified Transaction Costs and Expenses	6
Other	1
Total eight quarters ended December 31, 2025	$1,879
Leverage Ratio Denominator (total eight quarters ended December 31, 2025, divided by 2)	$939

Total outstanding principal secured by a first lien	$2,649
Less: Cash	(368)
First Lien Adjusted Total Indebtedness	$2,281
First Lien Leverage Ratio (maximum permitted incurrence is 3.5 to 1.00) (1)	2.43

Total outstanding principal secured by a lien	$3,799
Less: Cash	(368)
Secured Adjusted Total Indebtedness	$3,431
Secured Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00) (2)	3.65

Total outstanding principal, including current portion	$5,810
Letters of Credit Outstanding	5
Less: Cash	(368)
Adjusted Total Indebtedness	$5,447
Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.80

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.

(2) For our 2032 Notes (2L) the maximum permitted Second Lien incurrence is 4.5 to 1.00

Retirement Plans

We sponsor and contribute to defined benefit and defined contribution retirement plans. These plans include:

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

Our funding policy for the Gray Pension Plan is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. A discount rate is selected annually to measure the present value of the benefit obligations. In determining the selection of a discount rate, we estimated the timing and amounts of expected future benefit payments and applied a yield curve developed to reflect yields available on high-quality bonds. The yield curve is based on an externally published index specifically designed to meet the criteria of United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discount rate selected for determining benefit obligations as of December 31, 2025, was 5.40%, which reflects the results of this yield curve analysis. The discount rate used for determining benefit obligations as of December 31, 2024 was 5.48%. Our assumptions regarding expected return on plan assets reflect asset allocations, the investment strategy and the views of investment managers, as well as historical experience. In 2025, we used an assumed rate of return of 5.25% for our assets invested in the Gray Pension Plan. The estimated asset returns for this plan, calculated on a mean market value assuming mid-year contributions and benefit payments, were a gain of 6.8% for the year ended December 31, 2025, and a gain of 0.7% for the year ended December 31, 2024. Other significant assumptions relate to inflation, retirement and mortality rates. Our inflation assumption is based on an evaluation of external market indicators. Retirement rates are based on actual plan experience and mortality rates are based on the Pri-2012 total mortality table and the MP-2021 projection scale published by the Society of Actuaries.

During the years ended December 31, 2025 and 2024, we determined that no contributions to the Gray Pension Plan were required. Currently we do not expect that a contribution to the Gray Pension Plan will be needed in 2026. The use of significantly different assumptions, or if actual experienced results differ significantly from those assumed, could result in our funding obligations being materially different.

On April 25, 2025, the Gray Pension Plan purchased a non-participating single premium group annuity contract for $18 million from American United Life Insurance Company, a OneAmerica Financial Company. The contract assumes the obligation to provide monthly annuity payments for a subset of the plan’s retirees beginning July 1, 2025. On September 1, 2025, the Gray Pension Plan paid out $15 million in lump sum payments to terminated participants with a vested benefit. On November 1, 2025, the Gray Pension Plan converted the Group Annuity Contract with Aetna from participating to non-participating for $7 million. Following the change in the contract, Aetna assumed the obligation to pay all future monthly annuity payments to a subset of current retirees in the plan. The Gray Pension Plan was amended to allow for these transactions.

The Gray 401(k) Plan is a defined contribution plan intended to meet the requirements of section 401(k) of the Internal Revenue Code. During 2025 and 2024, employer contributions under the Gray 401(k) Plan include matching cash contributions at a rate of 100% of the first 1% of each employee’s salary deferral, and 50% of the next 5% of each employee’s salary deferral. In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2025 and 2024, our matching contributions to our Capital Accumulation Plan were approximately $25 million and $28 million, respectively. Additional profit-sharing contributions were not approved for 2025 and 2024.

In connection with the Meredith Transaction, in 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. As of December 31, 2025 and 2024, the Meredith Plan had combined plan assets of $25 million and $22 million, respectively, and combined projected benefit obligations of $20 million and $18 million, respectively. A net asset of $5 million and $4 million for this plan are recorded in our financial statements as of December 31, 2025 and 2024, respectively.

See Note 11 “Retirement Plans” of our audited consolidated financial statements included elsewhere herein for further information concerning these retirement plans.

Capital Expenditures

We currently expect that our capital expenditures will be approximately $140 million during 2026, which includes several significant station construction projects and capital expenditures at our Assembly Atlanta project.

During 2025, our gross capital expenditures related to Assembly Atlanta were $34 million. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we received aggregate cash reimbursements of $33 million during 2025 for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. Required public infrastructure investment at Assembly Atlanta is substantially complete, and future reimbursements of public infrastructure costs, if any, are expected to be less than $5 million.

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

The following are our material expected off balance sheet contractual obligations and commitments as of December 31, 2025:

●	Cash interest on long-term debt obligations, including interest expense on long-term debt and required future principal repayments under those obligations.
●	Preferred Stock dividends.
●

On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, for the purpose of providing additional liquidity. On March 31, 2025, the Securitization Facility was amended to permit the SPV to draw up to a total of $400 million, subject to the outstanding amount of the receivables pool and other factors, and the termination date was extended to March 31, 2028. The Securitization Facility is subject to interest charges, at the one-month SOFR rate plus 125 basis points on the amount of the outstanding facility. The SPV is also required to pay a commitment fee in connection with unused commitments under the Securitization Facility. On December 31, 2025, amounts outstanding under the Securitization Facility totaled $400 million.

●	Programming obligations not currently accrued that represent obligations for syndicated television programming whose license period has not yet begun, or the program is not yet available.
●

Network affiliation agreements representing the fixed obligations under our current agreements with broadcast networks. Certain network affiliation agreements include variable fee components such as percentage of revenue or rate per subscriber. Our network affiliation agreements expire at various dates from mid-2027 through December 31, 2028.

●	Service and other agreements for various non-cancelable contractual agreements for maintenance services and other professional services.

For more information about these off-balance sheet contractual obligations and commitments please refer to Note 12 “Commitments and Contingencies” of our audited consolidated financial statements included elsewhere herein.

Subsequent Events

On December 16, 2025, we announced that we reached an agreement with Bahakel Communications, Limited, to purchase WBBJ-TV (ABC) in Jackson, Tennessee. On January 1, 2026, we acquired all of the non-license assets of the station and commenced operating the station pursuant to a standard pre-closing agreement, and, on February 13, 2026, we acquired the license assets of the station, for total consideration of $25 million.

On January 20, 2026, we received $10 million in cash proceeds from the closing of the sale of our investment in FreeTV, Inc. We may receive up to $6 million in additional consideration over the next three years should FreeTV achieve certain financial targets.

On January 20, 2026, we repaid the then outstanding principal balance under our 2026 Notes.

Inflation

During 2025, we have experienced moderate inflation in certain of our operating expenses. There can be no assurance that further increases in the rate of inflation or interest rates in the future would not have an adverse effect on operating results.

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

Variability of Critical Accounting Estimates. Our critical accounting estimates include estimates and assumptions that are material to our financial statements. These estimates and assumptions are used in:

●	our annual impairment testing of broadcast licenses and goodwill;
●	our estimates of the fair value of assets acquired and liabilities assumed in businesses combinations; and
●	our estimates and assumptions have been materially accurate in the past and have not changed materially. We do not expect that these assumptions are likely to change materially in the future.

Annual Impairment Testing of Broadcast Licenses and Goodwill. We evaluate broadcast licenses and goodwill for impairment on an annual basis, or more often when certain triggering events occur. Goodwill is evaluated at the reporting unit level.

Our broadcasting operating segment comprises a single reporting unit. Each of the distinct businesses within our production companies operating segment represents a reporting unit. Therefore, as of December 31, 2025, we evaluated our goodwill for impairment for five reporting units. One reporting unit for all of our broadcast television operations and four for each of the distinct businesses within our production companies. The Company has considered the requirements as stipulated within ASC 350. Management has identified the applicable assets and liabilities for each of the reporting units in accordance with ASC 350.

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2025, we performed a qualitative assessment for 74 of our broadcast licenses and three of our reporting units. In 2024, we performed a qualitative assessment for 56 of our broadcast licenses and three of our reporting units.

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

For our annual broadcast licenses impairment test in 2025, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated through a qualitative assessment were not impaired. We elected to perform a quantitative assessment for our remaining broadcast licenses. Except for one broadcast license, we concluded that their fair values exceeded their carrying values. For the one broadcast license whose fair value did not exceed its carrying value, we recorded an impairment charge of $2 million in 2025. To estimate the fair value of our broadcast licenses, we considered assumptions related to historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. Our valuation technique included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and theoretical assumptions for the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years. We also consider other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2025, we concluded that it was more likely than not that goodwill was not impaired based upon our qualitative assessments for one of our reporting units. We elected to perform a quantitative assessment for the remainder of our reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations.

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

At December 31, 2025 and 2024, the recorded value of our broadcast licenses was $5.3 billion and the recorded value of our goodwill was $2.6 billion, at each date. See Note 13 “Goodwill and Intangible Assets” of our audited consolidated financial statements included elsewhere herein, for the results of our annual impairment tests for the years ended December 31, 2025, 2024 and 2023.

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

The methodology we used to value our stations was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. Given our assumptions and the specific attributes of the stations we acquired from 2002 through 2025, we generally ascribe no incremental value to the incumbent network affiliation relationship in each market beyond the cost of negotiating a new agreement with another network and the value of any terms of the affiliation agreement that were more favorable or unfavorable than those generally prevailing in the market. Due to certain characteristics of the small number of the stations acquired in 2023, we ascribed approximately $14 million of the value of those transactions to network affiliations.

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

The following table reflects the hypothetical impact of the reassignment of value from broadcast licenses to network affiliations for our historical acquisitions (the first acquisition being in 1994) and the resulting increase in amortization expense assuming a hypothetical 15-year amortization period as of our most recent impairment testing date of December 31, 2025 (in millions, except per share data):

		Percentage of Total
		Value Reassigned to
		Network
	As	Affiliation Agreements
	Reported	50%	25%
Balance Sheet (As of December 31, 2025):
Broadcast licenses	$5,309	$2,654	$3,982
Other intangible assets, net (including network affiliation agreements)	157	1,459	808

Statement of Operations (For the year ended December 31, 2025):
Amortization of intangible assets	104	254	179
Operating income	392	242	317
Net loss attributable to common stockholders	(137)	(250)	(193)
Per share - basic	$(1.41)	$(2.58)	$(1.99)
Per share - diluted	$(1.41)	$(2.58)	$(1.99)

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

Under the Senior Credit Agreement, we pay interest based on a floating interest rate on balances outstanding. On February 23, 2023, we entered into interest rate caps (“Interest Rate Caps”) pursuant to an International Swaps and Derivatives Association (“ISDA”) Master Agreement with Wells Fargo Bank, NA and Truist Bank, respectively (the “Rate Caps”). The Rate Caps effectively limited the annual interest charged on all of our variable rate debt to a maximum one-month SOFR rate of 5 percent, plus the Applicable Margin, as defined in our Senior Credit Agreement. On June 25, 2024, we amended the Rate Caps in order to align the notional amount with the outstanding amounts of the related indebtedness. We further amended the Rate Caps during 2025, also to align the notional amount with the then outstanding amount of the related indebtedness. The Rate Caps expired on December 31, 2025 and we currently have no interest rate or other derivative instruments in place. The Company paid aggregate fees in connection with the Rate Caps of approximately $34 million on December 31, 2025. The Rate Caps were hedging agreements entered into to mitigate the interest rate risk inherent in our variable rate debt and not for speculative trading purposes.

We pay a fixed rate of interest on the 2026 Notes, 2029 Notes, 2030 Notes, 2031 Notes, 2032 Notes and 2033 Notes. As of December 31, 2025, the majority of our outstanding debt bore interest at a fixed interest rate, which reduces our risk of potential increases in interest rates, but would not allow us to benefit from any reduction in market interest rates such as SOFR or the prime rate. See Note 4 “Long-term Debt” of our audited consolidated financial statements included elsewhere herein for more information on our long-term debt and associated interest rates.

At December 31, 2025 and 2024, the principal outstanding of our long-term debt, including current portion, was $5.8 billion and $5.7 billion, respectively, and the fair value of our long-term debt, including current portion, was $5.5 billion and $4.6 billion, respectively, as of December 31, 2025 and 2024. Fair value of our long-term debt is based on estimates provided by third-party financial professionals as of the respective dates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gray Media, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Intangible Asset Impairment Assessment

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated broadcast licenses are $5.3 billion as of December 31, 2025 and are tested for impairment at least annually. In the Company’s assessment of impairment, management identified those broadcast licenses for which a qualitative assessment would be performed to determine whether it is more likely than not that the broadcast license is impaired. For those broadcast licenses for which the Company did not elect to perform a qualitative analysis, the Company performed a quantitative analysis which involves comparing the estimated fair value of the broadcast licenses to their respective carrying values. To estimate the fair value of the broadcast licenses, management used an income approach. Under this approach, the broadcast license value is based on the estimated after-tax discounted future cash flows of the license, assuming an initial hypothetical start-up operation maturing into an average performing station in a specific television market and giving consideration to other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market. The assumptions considered by management in the analysis reflect historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

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

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gray Media, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Gray Media, Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gray Media, Inc. and subsidiaries as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and schedule of the Company and our report dated February 26, 2026, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Atlanta, Georgia

February 26, 2026

GRAY MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31,
	2025	2024
Assets:
Current assets:
Cash	$368	$135
Accounts receivable, net	205	337
Current portion of program broadcast rights, net	17	17
Income tax refunds receivable	6	6
Prepaid income taxes	35	25
Prepaid and other current assets	25	21
Total current assets	656	541

Property and equipment, net	1,509	1,577
Operating lease right of use asset	66	69
Broadcast licenses	5,309	5,311
Goodwill	2,642	2,642
Other intangible assets, net	157	290
Investments in broadcasting and technology companies	37	66
Deferred pension assets	21	19
Other	43	27
Total assets	$10,440	$10,542

See accompanying notes to consolidated financial statements.

GRAY MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except for share data)

	December 31,
	2025	2024
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$144	154
Employee compensation and benefits	103	111
Accrued interest	151	112
Other accrued expenses	47	53
Federal and state income taxes	5	5
Current portion of program broadcast obligations	18	18
Deferred revenue	20	29
Dividends payable	16	15
Current portion of operating lease liabilities	10	10
Current portion of long-term debt	2	20
Total current liabilities	516	527

Long-term debt, less current portion and less deferred financing costs	5,742	5,601
Deferred income taxes	1,300	1,347
Operating lease liabilities, less current portion	59	62
Other	18	72
Total liabilities	7,635	7,609

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 113,779,383 shares and 111,166,022 shares, outstanding 92,444,984 shares and 90,768,247 shares, respectively	1,210	1,198
Class A common stock, no par value; authorized 25,000,000 shares, issued 12,198,808 shares and 11,237,386 shares, outstanding 9,557,830 shares and 8,814,187 shares, respectively	67	57
Retained earnings	1,205	1,375
Accumulated other comprehensive loss	(4)	(30)
	2,478	2,600
Treasury stock at cost, common stock, 21,334,399 shares and 20,397,775 shares, respectively	(288)	(284)
Treasury stock at cost, Class A common stock, 2,640,978 shares and 2,423,199 shares, respectively	(35)	(33)
Total stockholders’ equity	2,155	2,283
Total liabilities and stockholders’ equity	$10,440	$10,542

See accompanying notes to consolidated financial statements.

GRAY MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for net income per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue (less agency commissions):
Broadcasting	$2,988	$3,539	$3,195
Production companies	107	105	86
Total revenue (less agency commissions)	3,095	3,644	3,281
Operating expenses before depreciation, amortization, impairment and (gain) loss on disposals of assets, net:
Broadcasting	2,239	2,317	2,268
Production companies	95	83	115
Corporate and administrative	113	104	112
Depreciation	133	144	145
Amortization of intangible assets	104	125	194
Impairment of goodwill, broadcast licenses and other intangible assets	30	-	43
(Gain) loss on disposal of assets, net	(11)	20	21
Operating expenses, net	2,703	2,793	2,898
Operating income	392	851	383
Other (expense) income:
Miscellaneous (expense) income, net	(1)	117	7
Impairment of investments	(20)	(25)	(29)
Interest expense	(474)	(485)	(440)
(Loss) gain on early extinguishment of debt	(10)	34	(3)
(Loss) income before income taxes	(113)	492	(82)
Income tax (benefit) expense	(28)	117	(6)
Net (loss) income	(85)	375	(76)
Preferred stock dividends	52	52	52
Net (loss) income attributable to common stockholders	$(137)	$323	$(128)

Basic per share information:
Net (loss) income attributable to common stockholders	$(1.41)	$3.40	$(1.39)
Weighted average shares outstanding	97	95	92

Diluted per share information:
Net (loss) income attributable to common stockholders	$(1.41)	$3.36	$(1.39)
Weighted average shares outstanding	97	96	92

Dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements.

GRAY MEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2025	2024	2023

Net (loss) income	$(85)	$375	$(76)

Other comprehensive (loss) income:

Adjustment to pension liability	4	(1)	7
Adjustment to fair value of interest rate caps	31	(8)	(23)
Income tax expense (benefit) from adjustments	9	(2)	(5)
Other comprehensive income (loss)	26	(7)	(11)

Comprehensive (loss) income	$(59)	$368	$(87)

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

GRAY MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in millions, except for number of shares)

										Accumulated
	Class A					Treasury Stock		Treasury Stock		Other
	Common Stock		Common Stock		Retained	Class A Common Stock		Common Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Total

Balance at December 31, 2024	11,237,386	$57	111,166,022	$1,198	$1,375	(2,423,199)	$(33)	(20,397,775)	$(284)	$(30)	$2,283

Net loss	-	-	-	-	(85)	-	-	-	-	-	(85)

Preferred stock dividends	-	-	-	-	(52)	-	-	-	-	-	(52)

Common stock dividends	-	-	-	-	(33)	-	-	-	-	-	(33)

Adjustment to fair value of interest rate cap, net of income tax	-	-	-	-	-	-	-	-	-	23	23

Adjustment to pension liability, net of income tax	-	-	-	-	-	-	-	-	-	3	3

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	961,422	-	1,449,846	-	-	(217,779)	(2)	(559,333)	(3)	-	(5)
Restricted stock unit awards	-	-	1,163,515		-	-	-	(377,291)	(1)	-	(1)

Stock-based compensation	-	10	-	12	-	-	-	-	-	-	22

Balance at December 31, 2025	12,198,808	$67	113,779,383	$1,210	$1,205	(2,640,978)	$(35)	(21,334,399)	$(288)	$(4)	$2,155

See accompanying notes to consolidated financial statements.

GRAY MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(85)	$375	$(76)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	133	144	145
Amortization of intangible assets	104	125	194
Amortization of deferred loan costs	16	15	13
Accretion of original issue discount and premium related to long-term debt, net	-	-	(1)
Stock-based compensation	22	22	20
Amortization of program broadcast rights	27	28	37
Payments on program broadcast obligations	(27)	(29)	(38)
Common stock contributed to 401(k) plan	-	-	10
Deferred income taxes	(56)	(9)	(91)
(Gain) loss on disposal of property and equipment, net	(6)	20	21
Gain on sale of investments	(5)	(110)	-
Loss (gain) on early extinguishment of debt	10	(34)	3
Impairment of investments	20	25	29
Impairment of goodwill and other intangible assets	30	-	43
Other	15	(1)	14
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	132	5	308
Income tax receivable or prepaid	(10)	8	26
Other current assets	(6)	27	7
Accounts payable	(10)	52	(32)
Employee compensation, benefits and pension costs	(7)	1	12
Accrued other expenses	(38)	49	(5)
Accrued interest	39	49	3
Income taxes payable	-	(17)	7
Deferred revenue	(9)	6	(1)
Net cash provided by operating activities	289	751	648

Cash flows from investing activities:
Acquisitions of businesses and broadcast licenses, net of cash acquired	-	(1)	(6)
Proceeds from sale of television stations	-	-	6
Purchases of property and equipment	(108)	(143)	(348)
Proceeds from asset sales	47	14	54
Proceeds from sale of investments	24	110	-
Reimbursement of development costs	-	-	18
Investments in broadcast, production and technology companies	(8)	(7)	(14)
Other	(18)	(1)	(1)
Net cash used in investing activities	(63)	(28)	(291)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	2,110	2,070	300
Repayments of borrowings on long-term debt	(1,987)	(2,544)	(610)
Payments of common stock dividends	(33)	(32)	(30)
Payments of preferred stock dividends	(52)	(52)	(52)
Deferred and other loan costs	(26)	(47)	-
Payments for taxes related to net share settlement of equity awards	(5)	(4)	(5)
Net cash provided by (used in) financing activities	7	(609)	(397)
Net increase (decrease) in cash	233	114	(40)
Cash at beginning of year	135	21	61
Cash at end of year	$368	$135	$21

See accompanying notes to consolidated financial statements.

GRAY MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 114 full-power television markets that collectively reach approximately 37% of US television households. This portfolio includes 77 markets with the top-rated television station and 97 markets with the first and/or second highest rated television station in average all-day ratings across the 113 of such markets measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 47 markets totaling over 1.6 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

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

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. During each of the years ended December 31, 2025, 2024 and 2023, we determined that several of our investments were impaired and we recorded an impairment expense of $20 million, $25 million and $29 million, respectively. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous (expense) income, net in our consolidated statements of operations. These investments are reported together as a non-current asset on our consolidated balance sheets.

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

Allowance for Credit Losses. We are exposed to credit risk primarily through sales of broadcast and digital advertising with a variety of direct and agency-based advertising customers, retransmission consent agreements with multichannel video program distributors and program production sales and services. We recorded for this allowance expenses of $8 million, net recoveries of $2 million, and expenses of $21 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The proceeds of the Securitization Facility are classified as operating activities in our consolidated statements of cash flows. Cash received from collections of Sold Receivables is used by the SPV to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchasers. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection.

The amount sold to the Purchasers was $400 million and $300 million at December 31, 2025 and 2024, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $344 million and $337 million at December 31, 2025 and 2024, respectively. Total receivables sold under the Securitization Facility were $589 million and $597 million at December 31, 2025 and 2024, respectively.

Pursuant to the Securitization Facility, we recognized charges of $9 million for the year ended December 31, 2023, that represented the discount on the accounts receivable balance transferred to the SPV. This discount was included in our loss on disposal of assets in our Consolidated Statements of Operations in 2023.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our consolidated balance sheets (in millions):

	Year Ended December 31,
	2025	2024
Beginning balance	$15	$17
Provision for credit losses	8	2
Amounts written off	(7)	-
Amounts recovered from previous write-offs	-	(4)
Ending balance	$16	$15

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

Property and Equipment. Property and equipment are recorded at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	December 31,		Useful Lives
	2025	2024	(in years)

Property and equipment, net:
Land	$391	$385
Buildings and improvements	940	908	7 to 40
Equipment	1,149	1,105	3 to 20
Construction in progress	32	82
	2,512	2,480
Accumulated depreciation	(1,003)	(903)
Total	$1,509	$1,577

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During the years ended December 31, 2025 and 2024, we received cash proceeds from the CID of $33 million and $9 million, respectively.

The following tables provide additional information related to gain on disposal of assets, net included in our consolidated statements of operations (in millions):

	Year ended December 31,
	2025	2024	2023
Gain (loss) on disposal of assets, net:
Proceeds from sale of fixed assets	$47	$13	$60
Proceeds from sale of investments	24	-	-
Net book value of fixed assets disposed	(39)	(33)	(73)
Net book value of investments disposed	(19)	-	-
Non-cash loss on divestitures	(2)	-	1
Securitization Facility	-	-	(9)
Total	$11	$(20)	$(21)

Deferred Loan Costs. Loan acquisition costs are amortized over the life of the applicable indebtedness using a straight-line method that approximates the effective interest method. These debt issuance costs related to a recognized debt liability are presented in our consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

Asset Retirement Obligations. We own office equipment, broadcasting equipment, leasehold improvements and transmission towers, some of which are located on, or are housed in, leased property or facilities. At the conclusion of several of these leases we are obligated to dismantle, remove and otherwise properly dispose of and remediate the facility or property. We estimate our asset retirement obligations based upon the net present value of the cash flows of the costs expected to be incurred. Asset retirement obligations are recognized as a non-current liability and as a component of the cost of the related asset. Changes to our asset retirement obligations resulting from revisions to the timing or the amount of the original undiscounted cash flow estimates are recognized as an increase or decrease in the carrying amount of the asset retirement obligation and the related asset retirement cost is capitalized as part of the related property, plant or equipment. Changes in asset retirement obligations resulting from accretion of the net present value of the estimated cash flows are recognized as operating expenses. We recognize depreciation expense of the capitalized cost over the estimated life of the lease. Our estimated obligations are due at varying times through 2062. The liability recognized for our asset retirement obligations was $5 million and $4 million as of each of December 31, 2025 and 2024, respectively, and included in other liabilities on our balance sheets. During the years ended December 31, 2025, 2024 and 2023, expenses related to our asset retirement obligations were not material.

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

We derived a material portion of our Core Advertising Revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the years ended December 31, 2025, 2024 and 2023 approximately 26%, 23% and 27%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During the years ended December 31, 2025, 2024 and 2023 approximately 17%, 20% and 20%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Although our revenues can be affected by changes within our customer base, we believe this risk is in part mitigated due to the fact that no one customer accounted for in excess of 5% of our broadcast advertising revenue in any of these periods. Furthermore, we believe that our large geographic operating area partially mitigates the potential effect of regional economic impacts.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Weighted average shares outstanding, basic	97	95	92
Weighted average shares underlying stock options and restricted shares	-	1	-
Weighted average shares outstanding, diluted	97	96	92

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

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of December 31, 2025, consisted of adjustments to our pension asset and the related income tax effects. Our comprehensive loss for the year ended December 31, 2025, consisted of adjustments to our Interest Rate Caps and the related income tax effect. Our comprehensive loss for the year ended December 31, 2024, consisted of the adjustment to our pension asset, the fair value of our Interest Rate Caps and the related income tax effect of each. As of December 31, 2025 and 2024, the balances were as follows (in millions):

	December 31,
	2025	2024
Items included in accumulated other comprehensive loss:
Adjustment to pension liability	$(4)	$(8)
Adjustment to fair value of interest rate caps	-	(31)
Income tax benefit	-	(9)
Accumulated other comprehensive loss	$(4)	$(30)

Recent Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The purpose of this amendment was to enhance the transparency and decision usefulness of income tax disclosures. We adopted this pronouncement prospectively for our current year financial statements. See Note 10, “Income Taxes”

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The purpose of this amendment was to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Currently we do not expect that the implementation of these changes will have a material impact on our financial statements.

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

Subscriber data necessary to calculate the amount of retransmission consent revenue to be recognized for the current month is not received until subsequent to that month. We estimate the current month retransmission consent revenue based upon the subscriber data from the most recent subscriber report by the MVPD. We record the estimate in the current month as retransmission consent revenue and then adjust the amount recorded in that month when we receive the actual subscriber data. We typically have monthly adjustments to our revenue to account for changes in MVPD subscribers, however, the number of MVPD subscribers does not change materially on a monthly basis and this adjustment does not materially impact our recorded retransmission consent revenue on a quarterly or annual basis.

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our consolidated balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $12 million of revenue in the year ended December 31, 2025 that was included in the advertising deposit liability balance as of December 31, 2024. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is recorded as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	December 31,
	2025	2024

Advertising deposit liabilities	$7	$12
Other deposit liabilities	13	17
Total deferred revenue	$20	$29

Disaggregation of Revenue. Revenue from our broadcast segment is generated through both our direct and advertising agency intermediary sales channels. Revenue from our production companies segment is generated through our direct sales channel. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Year Ended December 31,
	2025	2024	2023
Market and service type:
Advertising:
Core	$1,452	$1,490	$1,514
Political	42	497	79
Total advertising	1,494	1,987	1,593
Retransmission consent	1,429	1,482	1,532
Production companies	107	105	86
Other	65	70	70
Total revenue	$3,095	$3,644	$3,281

Sales channel:
Direct	$2,210	$2,236	$2,225
Advertising agency intermediary	885	1,408	1,056
Total revenue	$3,095	$3,644	$3,281

3.	Acquisitions and Divestitures

During 2025, 2024 and 2023, we entered into and completed a number of acquisition and divestiture transactions. The acquisition transactions were and are expected to, among other things, increase our revenues and cash flows from operating activities, and allow us to operate more efficiently and effectively by increasing our scale and providing us, among other things, with the ability to negotiate more favorable terms in our agreements with third parties. For each television station described, the DMA rank presented is the DMA rank at the time of acquisition.

2025 Divestitures, Pending Acquisitions, and Subsequent Events

Premion Investment Sale

On April 30, 2025, we received $21 million in pre-tax cash proceeds from the closing of the sale of our interest in Premion. Our basis in this investment was $14 million and the related $7 million gain was recorded in miscellaneous income, net.

2025 Pending Acquisitions

We entered into separate agreements involving television station acquisitions and divestitures with The E.W. Scripps Company (“Scripps”), Sagamore Hill Broadcasting, Inc. (“SGH”), Block Communications, Inc. (“BCI”), Allen Media Group, Inc. (“AMG”) and Bahakel Communications, Ltd. (“Bahakel”). Upon closing these transactions, we expect to enter seven new markets with the local news station that was ranked #1 in all-day ratings in the respective markets in 2024 according to Comscore and would augment our existing local news operations in several additional markets. In addition, we would exit three existing markets.

We believe each of these transactions furthers our commitment to pursuing strategic transactions in a prudent manner. Other than the Bahakel transaction, which closed in the first quarter of 2026, the parties to these transactions are currently working to secure the required regulatory approvals, including certain waivers, and other customary approvals; however, we can provide no assurance that we will receive the necessary regulatory approvals, or that the transactions will close on the timelines currently contemplated, or at all. We expect to fund the closing of these acquisitions with cash on hand and/or borrowings under our Revolving Credit Facility. The stations to be acquired and divested under each agreement are as follows:

DMA	Market	Station to be Acquired	Station to be Divested

Scripps (Non-Cash Swap):

113	Lansing, MI	WSYM (FOX)
124	Lafayette, LA	KATC (ABC)
89	Colorado Springs, CO		KKTV (CBS)
186	Grand Junction, CO		KKCO (NBC)
188	Twin Falls, ID		KMVT (CBS)

SGH (Purchase Price of $2 million):

126	Columbus, GA	WLTZ (NBC)
140	Lubbock, TX	KJTV (FOX)

BCI (Purchase Price of $80 million):

48	Louisville, KY	WDRB (FOX), WBKI (CW)
90	Springfield MO - Champaign/Decatur, IL	WAND (NBC)
190	Lima, OH	WLIO (NBC)

AMG (Purchase Price of $171 million):

73	Huntsville, AL	WAAY (ABC)
92	Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	WSIL (ABC)
109	Evansville, IN	WEVV (CBS/FOX)
108	Ft. Wayne, IN	WFFT (FOX)
127	Montgomery, AL	WCOV (FOX)
124	Lafayette, LA	KADN (FOX/NBC)
135	Columbus-Tupelo, MS	WTVA (ABC/NBC)
137	Rockford, IL	WREX (NBC)
160	Terre Haute, IN	WTHI (CBS/FOX)
189	West Lafayette, IN	WLFI (CBS)

Bahakel (Purchase Price of $25 million):
175	Jackson, TN	WBBJ (ABC/CBS)

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

The value of the construction permit acquired from Marquee was $1 million, which was based upon management’s estimate of the fair value using valuation techniques including income, cost and market approaches. In determining the fair value of the acquired asset, the fair values were determined based on, among other factors, expected future revenue and cash flows, expected future growth rates and estimated discount rates.

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

As of December 31, 2025 and 2024, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 10.5% senior secured first lien notes due 2029 (the “2029 Notes (1L)”), our 4.75% senior notes due 2030 (the “2030 Notes”), our 5.375% senior notes due 2031 (the “2031 Notes”), our 9.625% senior secured second lien notes due 2032 (the “2032 Notes (2L)”) and our 7.25% senior secured first lien notes due 2033 (the “2033 Notes (1L)”) as follows (in millions):

	December 31,
	2025	2024
Long-term debt:
2019 Senior Credit Facility:
2021 Term Loan (1L) (matures December 1, 2028)	$739	$1,395
2024 Term Loan (1L) (matures June 4, 2029)	10	498
Senior secured first lien notes:
2029 Notes (1L) (matures July 15, 2029)	1,125	1,250
2033 Notes (1L) (matures August 15, 2033)	775	-
Senior secured second lien notes:
2032 Notes (2L) (matures July 15, 2032)	1,150	-
Senior unsecured notes:
2026 Notes (matures July 15, 2026)	2	10
2027 Notes (matures May 15, 2027)	-	528
2030 Notes (matures October 15, 2030)	790	790
2031 Notes (matures November 15, 2031)	1,219	1,219
Total outstanding principal, including current portion	5,810	5,690
Unamortized deferred loan costs - Senior Credit Facility	(13)	(34)
Unamortized deferred loan costs - 2027 Notes	-	(3)
Unamortized deferred loan costs - 2029 Notes (1L)	(9)	(12)
Unamortized deferred loan costs - 2030 Notes	(7)	(8)
Unamortized deferred loan costs - 2031 Notes	(10)	(12)
Unamortized deferred loan costs - 2032 Notes (2L)	(17)	-
Unamortized deferred loan costs - 2033 Notes (1L)	(15)	-
Unamortized premium - 2032 Notes	5	-
Less current portion	(2)	(20)
Long-term debt, less current portion and deferred financing costs	$5,742	$5,601

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$680
Undrawn outstanding letters of credit	(5)	(6)
Borrowing availability under Revolving Credit Facility	$745	$674

2025 Refinancing Activities

Revolving Credit Facility. On March 31, 2025, we entered into a fourth amendment (the “Fourth Amendment”) to the Senior Credit Agreement (as defined below). The Fourth Amendment, among other things, increases the aggregate commitments under the Revolving Credit Facility (the “Revolving Credit Facility”) by $20 million, resulting in aggregate commitments under the Revolving Credit Facility of $700 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at either the SOFR rate or the Base Rate (as defined in the Fourth Amendment, in each case, plus an applicable margin). The costs associated with the amendment were not material.

On July 18, 2025, we entered into a fifth amendment to the Senior Credit Agreement (the “Fifth Amendment” and as amended, including by the Fifth Amendment, the “Senior Credit Agreement”). The Fifth Amendment, among other things, provided for an increase in the Revolving Credit Facility by $50 million, resulting in aggregate commitments under the Revolving Credit Facility of $750 million and an extension of the term of the commitments under the Revolving Credit Facility to December 1, 2028. The costs incurred in connection with this amendment were not material.

2032 Notes (2L). On July 18, 2025, we issued $900 million, in aggregate principal amount of 2032 Notes (2L) pursuant to an indenture, dated as of July 18, 2025, between us, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2032 Notes (2L) Indenture”). The 2032 Notes (2L) issued in July 2025 were issued at par.

On December 12, 2025, we issued $250 million in aggregate principal amount of 2032 Notes (2L) pursuant to the indenture, dated as of July 18, 2025, between us, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The 2032 Notes (2L) issued in December 2025 were issued at 102% of par.

Interest in the 2032 Notes (2L) accrues from July 18, 2025, and is payable semiannually on January 15 and July 15 of each year, beginning on January 15, 2026. The 2032 Notes (2L) mature on July 15, 2032.

The net proceeds from the 2032 Notes (2L), together with $50 million borrowed under our Revolving Credit Facility, were used to (i) redeem all of our outstanding 2027 Notes at par; (ii) to repay $403 million of our 2024 Term Loan (1L) under the Senior Credit Agreement; (iii) to redeem $125 million of the 2029 Notes at 103% of par; (iv) to pay transaction expenses incurred in connection with the offering; and (v) for general corporate purposes.

The 2032 Notes (2L) and related guarantees are our senior secured second lien obligations. The 2032 Notes (2L):

●

rank pari passu in right of payment to all of our and the guarantors’ existing and future senior, unsubordinated debt (including our Senior Credit Agreement and our 2033 Notes (1L), as defined below, 2031 Notes, 2030 Notes, 2029 Notes (1L) and 2026 Notes);

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

●

are effectively junior to all our existing and future debt that is secured by a lien that is senior to the 2032 Notes (2L), including the Senior Credit Agreement, the 2029 Notes (1L), and the 2033 Notes (1L), to the extent of the value of the Collateral; and

●

are effectively senior to all existing and future debt that is either unsecured, including our 2031 Notes, 2030 Notes and 2026 Notes and the guarantees related thereto or secured by a lien that is junior to the lien securing the 2032 Notes (2L) and the related guarantees, in each case to the extent of the value of the Collateral.

2033 Notes (1L). On July 25, 2025, we issued $775 million in aggregate principal amount of 2033 Notes (1L) pursuant to an indenture, dated as of July 25, 2025, between us, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “2033 Notes (1L) Indenture”). The 2033 Notes (1L) were issued at par. Interest on the 2033 Notes (1L) accrues from July 25, 2025, and is payable semiannually, on February 15 and August 15 of each year, beginning on February 15, 2026. The 2033 Notes (1L) mature on August 15, 2033.

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

As a result of all of these refinancing transactions, we recorded a loss on early extinguishment of debt of $10 million during 2025.

For all of our interest bearing obligations, we made interest payments of approximately $393 million, $394 million and $419 million during the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, we capitalized $3 million, $2 million and $20 million of interest payments, respectively, related to the Assembly Atlanta project.

As of December 31, 2025, the aggregate minimum principal maturities of our long-term debt were as follows (in millions):

	Minimum Principal Maturities
	2019 Senior		2029			2032	2033
	Credit Facility	2026	Notes	2030	2031	Notes	Notes
Year	(1L)	Notes	(1L)	Notes	Notes	(2L)	(1L)	Total
2026	$-	$2	$-	$-	$-	$-	$-	$2
2027	-	-	-	-	-	-	-	-
2028	739	-	-	-	-	-	-	739
2029	10	-	1,125	-	-	-	-	1,135
2030	-	-	-	790	-	-	-	790
Thereafter	-	-	-	-	1,219	1,150	775	3,144
Total	$749	$2	$1,125	$790	$1,219	$1,150	$775	$5,810

Collateral, Covenants and Restrictions of our Credit Agreements. Our obligations under the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and the 2032 Notes (2L) are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries (subject to certain limited exceptions) are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and the 2032 Notes (2L). Gray Media, Inc. is a holding company, and has no material independent assets or operations. For all applicable periods, the 2026 Notes, 2029 Notes (1L), 2030 Notes and 2031 Notes, 2032 Notes (2L) and 2033 Notes (1L) have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of Gray Media, Inc.'s subsidiaries (subject to certain limited exceptions). Any subsidiaries of Gray Media, Inc. that do not guarantee the 2026 Notes, 2030 Notes, 2031 Notes, the Senior Credit Agreement, the 2029 Notes (1L), the 2033 Notes (1L) and 2032 Notes (2L) are not material or are designated as unrestricted under the Senior Credit Agreement. As of December 31, 2025, there were no significant restrictions on our subsidiaries to distribute cash to us or the guarantor subsidiaries.

The Senior Credit Agreement contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and (h) maintenance of the First Lien Leverage Ratio while any amount is outstanding under the Revolving Credit Facility, as well as other customary covenants typical for credit facilities of this type. The 2026 Notes, 2029 Notes (1L), 2030 Notes, 2031 Notes, the 2032 Notes (2L) and 2033 Notes (1L) include covenants with which we must comply which are typical for financing transactions of their nature. As of December 31, 2025 and December 31, 2024, we were in compliance with all required covenants under all of our debt obligations.

In addition to results prepared in accordance with U.S. GAAP, “Leverage Ratio Denominator” is a metric that management uses to calculate our compliance with our financial covenants in our indebtedness agreements. This metric is calculated as specified in our Senior Credit Agreement and is a significant measure that represents the denominator of a formula used to calculate compliance with material financial covenants within the Senior Credit Agreement that govern our ability to incur indebtedness, incur liens, make investments and make restricted payments, among other limitations usual and customary for credit agreements of this type. Accordingly, management believes this metric is a material metric to our debt and equity investors.

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on January 1, 2024. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed, and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in the Senior Credit Agreement and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with U.S. GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in the Senior Credit Agreement, represents an average amount for the preceding eight quarters then ended.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses and deferred revenue approximate fair value at both December 31, 2025 and 2024.

The value of all of our investments in broadcasting and technology companies are classified as Level 3.

As of December 31, 2025, the carrying amount of our long-term debt was $5.7 billion and the fair value was $5.5 billion. As of December 31, 2024, the carrying amount of our long-term debt was $5.6 billion and the fair value was $4.6 billion. Fair value of our long-term debt is based on observable estimates provided by third-party financial service providers and is classified as Level 2.

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

Our common stock and Class A common stock are entitled to receive cash dividends, if declared, on an equal per-share basis. During the years ended December 31, 2025, 2024 and 2023, we declared and paid quarterly cash dividends totaling $0.32 per share of our common stock and Class A common stock.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of December 31, 2025, we had reserved 17.0 million shares and 3.4 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Preferred Stock

At December 31, 2025 and 2024 there were 650,000 shares of our Series A Perpetual Preferred Stock outstanding with a stated face value and liquidation value of $1,000 per share (the “Series A Preferred Stock”). Holders of shares of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Preferred Stock. The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash, or 8.5% per annum if such dividends are to be paid in additional shares of Series A Preferred Stock (“PIK Election Dividends”). If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Preferred Stock through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

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

The approval of the holders of the Series A Preferred Stock, voting separately as a class, is required in order to authorize, create or issue new shares of Series A Perpetual Preferred stock (other than to pay PIK Election Dividends), or alter the rights of any other shares that are or would be equal to or senior to the Series A Preferred Stock, or to amend, alter or repeal the articles of incorporation as amended from time to time if such amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Series A Preferred Stock.

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

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors under our active stock-based compensation plan, the “2022 EICP”. The following table presents our stock-based compensation expense and the related income tax benefits for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense, gross	$22	$22	$20
Income tax benefit at our statutory rate associated with stock-based compensation	-	(6)	(5)
Stock-based compensation expense, net	$22	$16	$15

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

As of December 31, 2025, we had $12 million of total unrecognized compensation expense related to all non-vested stock-based compensation arrangements. The weighted average recognition period remaining is 1.6 years.

A summary of activity for the years ended December 31, 2025, 2024 and 2023 under our stock based compensation plans is as follows:

	Year Ended December 31,
	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted stock - common:
Outstanding - beginning of period	2,567,707	$9.03	1,467,936	$12.17	997,745	$20.62
Granted	1,449,847	4.00	1,785,958	7.47	1,007,919	8.15
Vested	(927,178)	10.97	(556,187)	12.51	(537,728)	20.32
Forfeited	-	-	(130,000)	8.10	-	-
Outstanding - end of period	3,090,376	$6.09	2,567,707	$9.03	1,467,936	$12.17

Restricted stock - Class A common:
Outstanding - beginning of period	1,589,020	$9.78	1,148,233	$12.37	677,238	$19.36
Granted	961,422	6.97	823,393	8.25	738,854	8.34
Vested	(485,902)	13.22	(382,606)	14.24	(267,859)	18.95
Outstanding - end of period	2,064,540	$7.66	1,589,020	$9.78	1,148,233	$12.37

Restricted stock units - common:
Outstanding - beginning of period	1,229,390	$5.72	587,168	$11.50	274,145	$23.60
Granted	-	-	1,229,390	5.72	587,168	11.50
Vested	(1,163,515)	5.72	(564,793)	11.50	(247,953)	23.64
Forfeited	(65,875)	5.72	(22,375)	11.50	(26,192)	23.15
Outstanding - end of period	-	$-	1,229,390	$5.72	587,168	$11.50

9.	Leases

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

We lease land, buildings, transmission towers, right-of-way easements and equipment through operating leases. We generally lease land for the purpose of erecting transmission towers for our broadcast operations. Our building leases consist of office space and broadcast studios. For transmission towers we do not own, we lease space for our transmission equipment on third-party towers. We lease rights-of-way for various purposes, including ingress and egress for tower locations and guyed wire space. Our equipment leases consist of office, transmission and production equipment.

We allocate consideration paid in the contract to lease and non-lease components based upon the contract or associated invoice received if applicable. Lease components include base rent, fixed rate escalators and in-substance fixed payments associated with the leased asset. Non-lease components include common area maintenance and operating expenses associated with the leased asset. We have not elected the practical expedient to combine lease and non-lease components. As such, we only include the lease component in the calculation of right-of-use (“ROU”) asset and lease liability. The incremental borrowing rate we use for the calculation is the rate of interest that we would pay to borrow on a collateralized basis over a similar term based upon our borrower risk profile.

Variable lease payments are not material and are included in operating lease expense as a component of operating expenses in our consolidated statements of operations. Variable lease payments are generally associated with usage-based leases and variable payment escalators, such as consumer price index (“CPI”) increases. Some of our land leases require us to pay a percentage of the revenue earned from leasing space on the towers we erect on the leased land. We included the payment level of CPI and percentage rent amounts in the base rent for calculating the ROU asset and lease liability. CPI adjustments and percentage rent amounts that differ from the amount included in ROU asset and liability calculations are included in variable lease payments.

We recognize leases with an initial term of 12 months or less as short-term leases and generally consist of rentals of production or broadcast equipment for short periods of time. Lease payments associated with short-term leases are expensed as incurred.

As of December 31, 2025, the weighted average remaining term of our operating leases was nine years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.9%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the years ended December 31, 2025, 2024 and 2023, respectively (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense:
Operating lease expense	$17	$16	$18
Short-term lease expense	5	5	5
Total operating lease expense	$22	$21	$23

The following table presents the maturities of operating lease liabilities were as follows (in millions):

Year:
2026	$14
2027	13
2028	10
2029	10
2030	9
Thereafter	38
Total lease payments	94
Less: Imputed interest	(25)
Present value of lease liabilities	$69

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

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 43 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our consolidated balance sheets. The deferred rent receivable balance was $10 million and $9 million as of December 31, 2025 and 2024, respectively. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our consolidated statements of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the years ended December 31, 2025, 2024 and 2023, respectively (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease revenue:
Fixed lease revenue	$22	$22	$8
Variable lease revenue	15	15	15
Total operating lease revenue	$37	$37	$23

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2025 (in millions):

Year:
2026	$25
2027	24
2028	23
2029	23
2030	23
Thereafter	204
Total lease receipts	$322

10.	Income Taxes

On July 4, 2025, the United Stated enacted tax reform legislation through the One Big Beautiful Bill Act, which changed existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, and easing the interest expense limitation rules of Section 163(j) of the Internal Revenue Code, in addition to other changes.

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

Under certain circumstances, we recognize liabilities in our financial statements for positions taken on uncertain tax issues. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits on the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statements of operations.

Federal and state and local income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$27	$106	$73
State and local	1	20	12
Current income tax expense	28	126	85
Deferred:
Federal	(40)	(6)	(76)
State and local	(16)	(3)	(15)
Deferred income tax benefit	(56)	(9)	(91)
Total income tax (benefit) expense	$(28)	$117	$(6)

Significant components of our deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2025	2024
Deferred tax liabilities:
Net book value of property and equipment	$121	$135
Broadcast licenses, goodwill and other intangible assets	1,336	1,340
ROU assets	17	18
Other	13	6
Total deferred tax liabilities	1,487	1,499

Deferred tax assets:
Liability for compensated absences	6	6
Liability for accrued bonus	11	12
Liability under self-insured plans	3	2
State and local operating loss carryforwards	12	11
Unearned income	2	4
Restricted stock	-	3
Lease liability	17	18
Investments	12	7
Interest expense limitation	117	76
Other comprehensive income	-	8
Other	14	12
Total deferred tax assets	194	159
Valuation allowance for deferred tax assets	(7)	(7)
Net deferred tax assets	187	152
Net deferred tax liabilities	$1,300	$1,347

As of December 31, 2025, we have an aggregate of approximately $258 million of various state operating loss carryforwards, of which we expect that a portion of these will not be utilized. We expect that the unutilized portion of these state net operating loss carryforwards will not be utilized due to Internal Revenue Code section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to the income before income taxes after the adoption of ASU 2023-09 is as follows (in millions, except for percentages):

	Year Ended December 31, 2025
Statutory federal rate applied to income before income tax expense	$(24)	21%
Nondeductible expenses	3	(3)%
Nondeductible compensation	8	(7)%
Investments	(2)	2%
State and local taxes, net of federal tax benefit(1)	(11)	10%
Other items, net	(2)	2%
Income tax benefit as recorded	$(28)	25%

Effective income tax rate		25%

(1) The majority (greater than 50%) of the tax effect in this category is attributable to Louisiana.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to the income before income taxes for the years prior to the adoption of ASU 2023-09 is as follows (in millions):

	Year Ended December 31,
	2024	2023
Statutory federal rate applied to income before income tax expense	$103	$(17)
Nondeductible expenses	6	11
State and local taxes, net of federal tax benefit	21	(4)
Change in valuation allowance	(1)	(1)
Reserve for uncertain tax positions	(14)	1
Other items, net	2	4
Income tax (benefit) expense as recorded	$117	$(6)

Effective income tax rate	24%	7%

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, Recent Accounting Pronouncements, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was the following (in millions):

December 31, 2025
U.S. federal income taxes, net	$35
State and local income taxes, net	3
Total cash paid for income taxes	$38

The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $135 million and $50 million, respectively.

Each year, we adjust our other comprehensive income on a net of tax basis. During 2025, we recorded a $4 million adjustment to our pension asset; we recorded an adjustment of the fair value of our interest rate caps of $31 million that expired on December 31, 2025; and we recorded a $9 million tax expense. During 2024, we increased our recorded non-current pension asset by $1 million; we recorded an adjustment of the fair value of our interest rate caps of $8 million; and together, we recorded a $2 million tax benefit. During 2023, we increased our recorded non-current pension asset by $7 million; we recorded an adjustment of the fair value of our interest rate caps of $23 million; and we recorded a $5 million tax benefit.

We file a federal consolidated income tax return in the United States and state or local consolidated income tax returns in various state or local jurisdictions. Certain of our subsidiaries file separate tax returns in other various state and local jurisdictions. Generally, we are no longer subject to federal, state and local tax examinations for years before 2021.

The following table summarizes the activity related to our reserve for uncertain tax positions (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$-	$14	$15
Statute expirations	-	(14)	(1)
Balance at end of period	$-	$-	$14

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss) Income. During the years ended December 31, 2025, 2024 and 2023, our penalty and interest expense related to uncertain tax positions was not material. At December 31, 2025, 2024 and 2023, the total accrual for interest and penalties related to uncertain tax positions was not material.

11.	Retirement Plans

We sponsor and have historically contributed to defined benefit and defined contribution retirement plans. The Gray Media, Inc. Retirement Plan (“the Gray Pension Plan”) is a defined benefit pension plan. Benefits under the Gray Pension Plan are frozen and can no longer increase, and no new participants can be added to the Gray Pension Plan.

The Gray Pension Plan’s funding policy is consistent with the funding requirements of existing federal laws and regulations under the Employee Retirement Income Security Act of 1974. The measurement dates used to determine the benefit information for the Gray Pension Plan were December 31, 2025 and 2024, respectively.

On April 25, 2025, the Gray Pension Plan purchased a non-participating single premium group annuity contract for $18 million from American United Life Insurance Company, a OneAmerica Financial Company. The contract assumes the obligation to provide monthly annuity payments for a subset of the plan’s retirees beginning July 1, 2025. On September 1, 2025, the Gray Pension Plan paid out $15 million in lump sum payments to terminated participants with a vested benefit. On November 1, 2025, the Gray Pension Plan converted the Group Annuity Contract with Aetna from participating to non-participating for $7 million. Following the change in contract, Aetna assumes the obligation to pay all future monthly annuity payments to a subset of current retirees in the plan. The Gray Pension Plan was amended to allow for these transactions. We have no further liability for participants who received lump sum payments or will receive future monthly annuities under the Group Annuity Contract with Aetna. OneAmerica Financial Company and Aetna are not related parties to Gray Media, Inc.

The following summarizes the Gray Pension Plan’s funded status and amounts recognized on our consolidated balance sheets at December 31, 2025 and 2024, respectively (in millions):

	As of December 31,
	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$96	$104
Interest cost	5	4
Actuarial (gain) loss	1	(7)
Benefits paid	(4)	(5)
Effect of pension settlement	(41)	-
Projected benefit obligation at end of year	$57	$96

Change in plan assets:
Fair value of pension plan assets at beginning of year	$112	$117
Actual return on plan assets	6	-
Benefits paid	(4)	(5)
Effect of pension settlement	(41)	-
Fair value of pension plan assets at end of year	73	112
Funded status of pension plan	$16	$16

Amounts recognized on our balance sheets consist of:
Accrued benefit cost	$24	$28
Accumulated other comprehensive loss	(8)	(12)
Net asset recognized	$16	$16

Because the Gray Pension Plan is a frozen plan, the projected benefit obligation and the accumulated benefit obligation are the same. The accumulated benefit obligation was $57 million and $96 million at December 31, 2025 and 2024, respectively. The long-term rate of return on assets assumption was chosen from a best estimate range based upon the anticipated long-term returns for asset categories in which the Gray Pension Plan is invested. An estimate of the rate of increase in compensation levels used to calculate the net periodic benefit cost is not required because of the Plan’s frozen status:

	Year Ended December 31,
	2025	2024
Weighted-average assumptions used to determine net periodic benefit cost for the Gray Pension Plan:
Discount rate	5.48%/5.27%/5.40%	4.79%
Expected long-term rate of return on pension plan assets	5.25%	6.25%
Estimated rate of increase in compensation levels	N/A	N/A

The plan was remeasured to reflect settlement accounting as of September 30, 2025, and as of December 31, 2025. The discount rates used in the remeasurements were 5.27% and 5.40%, respectively, to reflect market conditions at the time of remeasurement. The discount rate of 5.48% was the discount rate prior to the remeasurements.

	As of December 31,
	2025	2024
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.40%	5.48%

Pension expense is computed using the projected unit credit actuarial cost method. The net periodic pension cost for the Gray Pension Plan includes the following components (in millions):

	Year Ended December 31,
	2025	2024	2023
Components of net periodic pension cost:
Interest cost	$5	$4	$5
Expected return on plan assets	(5)	(7)	(7)
Pension settlement fees	4	-	-
Net periodic pension benefit	$(4)	$(3)	$(2)

For the Gray Pension Plan, the estimated future benefit payments are as follows (in millions):

Years	Amount
2026	$3
2027	$3
2028	$3
2029	$3
2030	$4
2031	-	2035	$19

The Gray Pension Plan’s weighted-average asset allocations by asset category were as follows:

	As of December 31,
	2025	2024
Asset category:
Insurance general account	0%	13%
Cash management accounts	19%	3%
Fixed income accounts	81%	84%
Total	100%	100%

The investment objective is to maintain an adequate degree of liquidity to ensure the payment from existing Gray Pension Plan assets and attempt to match the investment portfolios to the liabilities of the Gray Pension Plan. Investments will be made in liquid fixed income products and investments.

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

The following table presents the fair value of the Gray Pension Plan’s assets and classifies them by level within the fair value hierarchy as of December 31, 2025 and 2024 (in millions):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash management accounts	$14	$-	$-	$14
Fixed income accounts	59	-	-	59
Total	$73	$-	$-	$73

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Insurance general account	$-	$14	$-	$14
Cash management accounts	4	-	-	4
Fixed income account	94	-	-	94
Total	$98	$14	$-	$112

Expected Pension Contributions. We do not expect to make a contribution to our frozen defined benefit pension plan during the year ending December 31, 2026.

401(k) Savings Plan. The Gray 401(k) Plan is a defined contribution plan intended to meet the requirements of Section 401(k) of the Internal Revenue Code. In 2025, employer contributions under The Gray 401(k) Plan include matching cash contributions at a rate of 100% of the first 3% of each employee’s salary deferral, and 50% of the next 2% of each employee’s salary deferral. For the years ended December 31, 2025, 2024 and 2023, our matching contributions to The Gray 401(k) Plan were $25 million, $28 million and $26 million, respectively. We estimate that our matching cash contributions to The Gray 401(k) Plan for 2026 will be approximately $25 million.

In addition, the Company, at its discretion, may make an additional profit-sharing contribution, based on annual Company performance, to those employees who meet certain criteria. For the years ended December 31, 2025 and 2024, we did not record a profit-sharing contribution. For the year ended December 31, 2023, we accrued a contribution of approximately $10 million, as a discretionary profit-sharing contribution. This discretionary profit-sharing contribution was subsequently made in the form of shares of our common stock. We may also make matching and discretionary contributions of our common stock under The Gray 401(k) Plan. As of December 31, 2025, we had 10 million shares of common stock reserved for issuance under this plan.

Meredith Plan. In connection with the acquisition of the Meredith Corporation (“Meredith”), on December 1, 2021, we assumed a defined benefit pension plan covering certain legacy Meredith bargaining class employees. At December 31, 2025, this plan had combined plan assets of $25 million and combined projected benefit obligations of $20 million. The net asset for this plan is recorded in other assets in our consolidated balance sheets as of December 31, 2025 and 2024.

12.	Commitments and Contingencies

From time to time we may have various contractual and other commitments requiring future payments. These commitments may include amounts required to be paid for: the purchase of property and equipment; service and other agreements; commitments for various programming, including affiliation agreements with networks; and commitments under our accounts receivable securitization facility. Certain network affiliation agreements include variable fee components such as percentage of revenue or rate per subscriber. Future estimated minimum payments for these commitments, in addition to the liabilities accrued for on our consolidated balance sheets as of December 31, 2025, were as follows (in millions):

	Accounts	Service and
	Receivable	Other	Assembly	Programming
Year	Securitization	Agreements	Development	Agreements	Total
2026	$-	$47	$13	$832	$892
2027	-	30	-	628	658
2028	400	23	-	259	682
2029	-	13	-	5	18
2030	-	6	-	-	6
Total	$400	$119	$13	$1,724	$2,256

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

Local TV Advertising Antitrust Litigation. In 2018, several broadcasting companies, including Raycom Media (“Raycom”) (which the Company subsequently acquired in January 2019) and Meredith (which the Company acquired in December 2021) agreed to enter into substantially identical consent decrees with the Department of Justice (the “DOJ”). This consent decree provided for the settlement of a confidential investigation by the DOJ into the alleged exchange of certain competitively sensitive information relating to advertising sales among certain stations in some local markets. The consent decree and related settlement were finalized on May 22, 2019. The consent decree is not an admission of any wrongdoing by the parties and does not subject the parties to any monetary damages or penalties. The consent decree requires the parties to adopt certain antitrust compliance measures, including the appointment of an Antitrust Compliance Officer, consistent with what the DOJ has required in previous consent decrees in other industries. The consent decree also requires the parties’ stations not exchange pacing and certain other information with other stations in their local markets, which aligns with Gray’s current policy. Gray Media, Inc. was not a subject of, or party to, any consent decree or settlement thereof, although certain of the Company’s operations that we later acquired from Raycom and Meredith do remain subject to the terms of such settlement.

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

During the years ended December 31, 2025 and 2024, we acquired, adjusted and disposed of various television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed during each of these years. See Note 3 “Acquisitions and Divestitures” for more information regarding these transactions.

For the year ended December 31, 2025, we recognized impairment charges of $28 million associated with the network affiliation and intangible assets of one station as it became independent. We also recognized an impairment charge of $2 million associated with a broadcast license. No impairments were recognized for the year ended December 31, 2024.

The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at	Acquisitions,			Net Balance at
	December 31,	Dispositions, and			December 31,
	2024	Adjustments, Net	Impairment	Amortization	2025
Goodwill	$2,642	$-	$-	$-	$2,642
Broadcast licenses	5,311	-	(2)	-	5,309
Finite-lived intangible assets	290	(1)	(28)	(104)	157
Total intangible assets net of accumulated amortization	$8,243	$(1)	$(30)	$(104)	$8,108

	Net Balance at	Acquisitions,			Net Balance at
	December 31,	Dispositions, and			December 31,
	2023	Adjustments	Impairment	Amortization	2024
Goodwill	$2,643	$(1)	$-	$-	$2,642
Broadcast licenses	5,320	(9)	-	-	5,311
Finite-lived intangible assets	415	-	-	(125)	290
Total intangible assets net of accumulated amortization	$8,378	$(10)	$-	$(125)	$8,243

The following table presents a summary of changes in our goodwill, on a gross basis (in millions):

		Acquisitions
	As of	and		As of
	December 31, 2024	Adjustments	Impairment	December 31, 2025
Goodwill, gross	$2,741	$-	$-	$2,741
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,642	$-	$-	$2,642

		Acquisitions
	As of	and		As of
	December 31, 2023	Adjustments	Impairment	December 31, 2024
Goodwill, gross	$2,742	$(1)	$-	$2,741
Accumulated goodwill impairment	(99)	-	-	(99)
Goodwill, net	$2,643	$(1)	$-	$2,642

The following table presents a summary of our intangible assets and related accumulated amortization (in millions):

	As of December 31, 2025			As of December 31, 2024
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,363	$(54)	$5,309	$5,365	$(54)	$5,311
Goodwill	2,642	-	2,642	2,642	-	2,642
	$8,005	$(54)	$7,951	$8,007	$(54)	$7,953

Intangible assets subject to amortization:
Network affiliation agreements	$170	$(151)	$19	$216	$(160)	$56
Other finite-lived intangible assets	947	(809)	138	992	(758)	234
	$1,117	$(960)	$157	$1,208	$(918)	$290

Total intangible assets	$9,122	$(1,014)	$8,108	$9,215	$(972)	$8,243

Based on our intangible assets subject to amortization as of December 31, 2025, we expect that amortization of intangible assets for the succeeding five years will be as follows: 2026, $81 million; 2027, $42 million; 2028, $13 million; 2029, $3 million; 2030, $2 million; and thereafter, $16 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

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

In the performance of our annual broadcast license and reporting unit impairment assessments, we have the option of performing a qualitative assessment to determine if it is more likely than not that the respective asset has been impaired. In 2025, we performed a qualitative assessment for 74 of our broadcast licenses and three of our reporting units. In 2024, we performed a qualitative assessment for 56 of our broadcast licenses and three of our reporting units.

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

For our annual broadcast licenses impairment test in 2025 and 2024, we concluded that it was more likely than not that all of our broadcast licenses that were evaluated through a qualitative assessment were not impaired. We elected to perform a quantitative assessment for our remaining broadcast licenses. In 2025, we concluded that their fair values exceeded their carrying values for all but one broadcast license. For the one broadcast license whose fair value did not exceed its carrying value, we recorded an impairment charge of $2 million in 2025. In 2024, we concluded that the fair value of all broadcast licenses exceeded their carrying values. To estimate the fair value of our broadcast licenses, we considered assumptions related to historical market and station growth trends, third party market specific industry data, the anticipated performance of the stations and discount rates. Our valuation technique included theoretical assumptions of the costs that would be incurred to construct a station when the only owned asset is the broadcast license and theoretical assumptions for the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years. We also consider other relevant factors such as the technical qualities of the broadcast license and the number of competing broadcast licenses within that market.

For our annual goodwill impairment test in 2025 and 2024, we concluded that it was more likely than not that goodwill was not impaired. We elected to perform a quantitative assessment for our broadcasting and remaining production company reporting units and concluded that their fair values exceeded their carrying values. To estimate the fair value of our reporting units, we utilize a discounted cash flow model supported by a market multiple approach. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived/enduring franchise value. We believe the results of the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our actual results and reasonable estimates of future performance, and also take into consideration a number of other factors deemed relevant by us including, but not limited to, expected future market revenue growth, market revenue shares and operating profit margins. We have historically used these approaches in determining the value of our reporting units. We also consider a market multiple approach to corroborate our discounted cash flow analysis. We believe that this methodology is consistent with the approach that a strategic market participant would utilize if they were to value our television stations and production companies.

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

		Production
As of and for the Year ended December 31, 2025:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$2,988	$107	$-	$3,095
Less:(1)
Payroll and employee benefits	864	22	60	946
Network affiliation fees	882	-	-	882
Programming	116	17	-	133
Depreciation and amortization	215	20	2	237
Other segment items(2)	398	54	53	505
Segment operating income (loss)	$513	$(6)	$(115)	$392
Other income (expense):
Miscellaneous income (expense), net				(1)
Impairment of investments				(20)
Interest expense				(474)
Loss on early extinguishment of debt				(10)
Loss before income tax				$(113)

Capital expenditures (excluding business combinations)	$74	$34	$-	$108
Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$23	$1	$13	$37
Total assets	$9,326	$647	$467	$10,440

		Production
As of and for the Year ended December 31, 2024:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$3,539	$105	$-	$3,644
Less:(1)
Payroll and employee benefits	892	24	55	971
Network affiliation fees	932	-	-	932
Programming	108	20	-	128
Depreciation and amortization	248	19	2	269
Other segment items(2)	403	41	49	493
Segment operating income (loss)	$956	$1	$(106)	$851
Other income (expense):
Miscellaneous income, net				117
Impairment of investments				(25)
Interest expense				(485)
Gain on early extinguishment of debt				34
Income before income tax				$492

Capital expenditures (excluding business combinations)	$97	$46	$-	143
Goodwill	$2,614	$28	$-	2,642
Investments in broadcasting and technology companies	$49	$4	$13	66
Total assets	$9,636	$681	$225	10,542

		Production
As of and for the Year ended December 31, 2023:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$3,195	$86	$-	$3,281
Less:(1)
Payroll and employee benefits	865	21	54	940
Network affiliation fees	937	-	-	937
Programming	98	25	-	123
Depreciation and amortization	322	13	4	339
Impairment of goodwill and other intangible assets	-	43	-	43
Other segment items(2)	386	72	58	516
Segment operating income (loss)	$587	$(88)	$(116)	$383
Other income (expense):
Miscellaneous income, net				7
Impairment of investments				(29)
Interest expense				(440)
Loss on early extinguishment of debt				(3)
Loss before income tax				$(82)

Capital expenditures (excluding business combinations)	$107	$240	$1	348
Goodwill	$2,615	$28	$-	2,643
Investments in broadcasting and technology companies	$68	$4	$13	85
Total assets	$9,897	$658	$85	10,640

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.

(2) Other segment items for each reportable segment includes; (gain) loss on disposal of assets, impairment of goodwill and intangible assets, professional services expense, repairs and maintenance expense, occupancy expense (including property tax expense), and certain overhead expenses.

15.	Subsequent Events

On December 16, 2025, we announced that we reached an agreement with Bahakel Communications, Limited to purchase WBBJ-TV (ABC, CBS) in Jackson, Tennessee. On January 1, 2026, we acquired all of the non-license assets of the station and commenced operating the station pursuant to a standard pre-closing agreement, and, on February 13, 2026, we acquired the license assets of the station for a total consideration of $25 million. The initial accounting for this acquisition is incomplete as of the date these financial statements are available to be issued, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. We have not yet determined the accounting purchase price allocation, which includes evaluating the fair value of the acquired assets and assumed liabilities.

On January 20, 2026, we received $10 million in cash proceeds from the closing of the sale of our investment in FreeTV, Inc. We may receive up to $6 million in additional consideration over the next three years should FreeTV achieve certain financial targets.

On January 20, 2026, we repaid all amounts then outstanding under our 2026 Notes Indenture.

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

Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 framework”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by RSM US LLP (“RSM”), an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2025. RSM's report on our internal control over financial reporting is set forth in Item 8. of the Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth under the headings “Election of Directors,” “Corporate Governance - Board Committees and Membership,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2025) is incorporated herein by reference. In addition, the information set forth under "Information about our Executive Officers" in Part I of this Report is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information to be set forth under the headings “Executive Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the heading “Stock Ownership” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about the common stock and Class A common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in 1st column)

Common Stock:
Equity compensation plans approved by security holders	-	$-	6,875,469	(1)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		6,875,469

Class A Common Stock:
Equity compensation plans approved by security holders	-	$-	3,353,452	(1)

Equity compensation plans not approved by security holders	-	$-	-
Total	-		3,353,452

(1)	Consists of shares of our Class A common stock and common stock that are issuable under our 2022 EICP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, RSM US, LLP (PCAOB ID: 49), has presented their opinion under Item 8. of this annual report on Form 10-K. No other independent registered public accounting firm has rendered an opinion as part of this annual report.

The information to be set forth under the heading “Ratification of the Company’s Independent Registered Public Accounting Firm for 2026” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders concerning principal accountant fees and services is incorporated herein by reference.

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

(b)	Exhibits:

Exhibit Number	Description of Documents

3.1	Amended and Restated Articles of Incorporation of Gray Media, Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

3.2	Articles of Amendment to Articles of Incorporation, effective January 1, 2025 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2026)

3.3	Bylaws of Gray Media, Inc. as amended (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

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

4.9	Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed with the SEC on February 27, 2020)

4.10

Indenture, dated as of October 19, 2020, by and among Gray Media, Inc., the Guarantors signatory thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 19, 2020)

4.11

First Supplemental Indenture, dated as of December 1, 2021 by and among Gray Media, Inc., the guarantor signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of October 19, 2020 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

4.12	Form of 4.750% Senior Note due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on October 19, 2020)

4.13	Indenture, dated as of November 9, 2021, by and among Gray Escrow II, Inc., Gray Media, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2021)

4.14	Form of 5.375% Senior Note due 2031 (incorporated by reference to Exhibit A to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 9, 2021)

Exhibit Number	Description of Documents

4.15

First Supplemental Indenture, dated as of December 1, 2021 by and among Gray Media, Inc., the guarantors signatory thereto and U.S. Bank National Association, as Trustee to the Indenture dated as of November 9, 2021 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 1, 2021)

4.16

Indenture, dated as of June 3, 2024, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024)

4.17	Form of 10.500% Senior Secured First Lien Note due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on June 4, 2024)

4.18

Indenture, dated as of July 18, 2025, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2025)

4.19	Form of 9.625% Senior Secured Second Lien Note due 2032 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2025)

4.20

Indenture, dated as of July 25, 2025, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2025)

4.21	Form of 7.25% Senior Secured First Lien Note due 2033 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 25, 2025)

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

10.4

Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 16, 2024, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2024)

10.5

Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 4, 2024, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2024)

10.6

Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated as of March 31, 2025, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 31, 2025)

10.7

Fifth Amendment to Fifth Amended and Restated Credit Agreement, dated as of July 18, 2025, among Gray Media, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2025)

10.8*	Director Restricted Stock Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (File No. 001-13796) for the year ended December 31, 2002)*

10.9*

Form of Nonqualified Stock Option Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.10*

Form of Restricted Stock Award Agreement Pursuant to 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.11*	Gray Media, Inc. 2022 Equity and Incentive Compensation Plan (as amended and restated) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 7, 2025)

10.12*

Form of Director Restricted Stock Award Agreement pursuant to the Gray Media, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.13*	Executive and Key Employee Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

Exhibit Number	Description of Documents

10.14*

Form of Employee Restricted Stock Award Agreement pursuant to the Gray Media, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.15*

Form of Employee Restricted Stock Units Award Agreement pursuant to the Gray Media, Inc. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.16	Gray Media, Inc. 2022 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.17	Form of Cash-Based Unit Award Agreement pursuant to the 2022 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)

10.18*	Offer letter, dated June 22, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on January 3, 2019)*

10.19	Receivables Purchase Agreement, dated as of February 23, 2023, by and among Gray AR, LLC, as seller, the persons from time to time party thereto as Purchasers (as defined therein), Wells Fargo Bank, N.A., as administrative agent, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.20	First Amendment to the Receivables Purchase Agreement, dated as of June 18, 2024, by and among Gray AR, LLC, as seller, the persons from time to time party thereto as Purchasers (as defined therein), Wells Fargo Bank, N.A., as administrative agent, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 21, 2024)

10.21	Second Amendment to the Receivables Purchase Agreement, dated as of July 19, 2024, by and among Gray AR, LLC, as seller, the persons from time to time party thereto as Purchasers (as defined therein), Wells Fargo Bank, N.A., as administrative agent, and Gray Television, Inc., in its individual capacity and as initial Master Servicer (as defined therein) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.22	Third Amendment to the Receivables Purchase Agreement, dated as of March 31, 2025, by and among Gray AR, LLC, as seller, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein), the purchasers party thereto, PNC Capital Markets LLC, as structuring agent and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2025)

Exhibit Number	Description of Documents

10.23

Receivables Sale Agreement, dated as of February 23, 2023, among Gray Media Group, Inc., the various entities listed on schedule I thereto, Gray Media, Inc., and Gray AR, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

10.24	Performance Undertaking, dated as of February 23, 2023, by Gray Media, Inc., in favor of Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 27, 2023)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

21.1	Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

97.1	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Media, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules – The response to this section is submitted as a part of Item 15(a) (1) and (2).

GRAY MEDIA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (a) (b)	Deductions (b)	Period

Year Ended December 31, 2025:
Allowance for credit losses	$15	$8	$-	$(7)	$16
Valuation allowance for deferred tax assets	$7	$-	$-	$-	$7

Year Ended December 31, 2024:
Allowance for doubtful accounts	$17	$2	$-	$(4)	$15
Valuation allowance for deferred tax assets	$9	$-	$(2)	$-	$7

Year Ended December 31, 2023:
Allowance for doubtful accounts	$16	$21	$-	$(20)	$17
Valuation allowance for deferred tax assets	$10	$-	$(1)	$-	$9

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

Gray Media, Inc.

Date: February 26, 2026	By:	/s/ Hilton H. Howell, Jr
Hilton H. Howell, Jr.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 26, 2026	By:	/s/ Hilton H. Howell, Jr
Hilton H. Howell, Jr., Executive Chairman and Chief Executive Officer

Date: February 26, 2026	By	/s/ Donald P. LaPlatney
Donald P. LaPlatney, Director, President and Co-Chief Executive Officer

Date: February 26, 2026	By:	/s/ Richard L. Boger
Richard L. Boger, Director

Date: February 26, 2026	By:	/s/ Luis A. Garcia
Luis A. Garcia, Director

Date: February 26, 2026	By:	/s/ Richard B. Hare
Richard B. Hare, Director

Date: February 26, 2026	By:	/s/ Robin R. Howell
Robin R. Howell, Director

Date: February 26, 2026	By:	/s/ Paul H. McTear
Paul H. McTear, Director

Date: February 26, 2026	By:	/s/ Howell W. Newton
Howell W. Newton, Director

Date: February 26, 2026	By:	/s/ Sterling A. Spainhour, Jr.
Sterling A Spainhour, Jr, Director

Date: February 26, 2026	By:	/s/ Lorraine McClain
Lorraine McClain, Director

Date: February 26, 2026	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac, Executive Vice President and
Chief Financial Officer

Date: February 26, 2026	By:	/s/ Jackson S. Cowart, IV
Jackson S. Cowart, IV, Senior Vice President and Chief Accounting Officer