Form 10-Q
period 2026-03-31
GRAY MEDIA, INC
filed 2026-05-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
92,869,148 shares outstanding as of May 1, 2026	9,869,307 shares outstanding as of May 1, 2026

INDEX

GRAY MEDIA, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31,	December 31,
	2026	2025
Assets:
Current assets:
Cash	$259	$368
Accounts receivable, net	178	205
Current portion of program broadcast rights, net	11	17
Income tax refunds receivable	1	6
Prepaid income taxes	43	35
Prepaid and other current assets	31	25
Total current assets	523	656

Property and equipment, net	1,504	1,509
Operating lease right of use asset	64	66
Broadcast licenses	5,368	5,309
Goodwill	2,651	2,642
Other intangible assets, net	128	157
Investment in broadcasting and technology companies	32	37
Deferred pension assets	21	21
Other	28	43
Total assets	$10,319	$10,440

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions except for share data)

	March 31,	December 31,
	2026	2025
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$130	$144
Employee compensation and benefits	82	103
Accrued interest	103	151
Other accrued expenses	60	47
Federal and state income taxes	5	5
Current portion of program broadcast obligations	11	18
Deferred revenue	21	20
Dividends payable	15	16
Current portion of operating lease liabilities	10	10
Current portion of long-term debt	-	2
Total current liabilities	437	516

Long-term debt, less current portion and less deferred financing costs	5,746	5,742
Deferred income taxes	1,300	1,300
Operating lease liabilities, less current portion	57	59
Other	16	18
Total liabilities	7,556	7,635

Commitments and contingencies (Note 11)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 650,000 shares at each date and $650 aggregate liquidation value, at each date	650	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 115,042,050 shares and 113,779,383 shares, respectively, and outstanding 92,912,582 shares and 92,444,984 shares, respectively	1,214	1,210
Class A common stock, no par value; authorized 25,000,000 shares, issued 12,978,335 shares and 12,198,808 shares, respectively, and outstanding 9,869,307 shares and 9,557,830 shares, respectively	71	67
Retained earnings	1,164	1,205
Accumulated other comprehensive loss	(4)	(4)
	2,445	2,478
Treasury stock at cost, common stock, 22,129,468 shares and 21,334,399 shares, respectively	(292)	(288)
Treasury stock at cost, Class A common stock, 3,109,028 shares and 2,640,978 shares, respectively	(40)	(35)
Total stockholders’ equity	2,113	2,155
Total liabilities and stockholders’ equity	$10,319	$10,440

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended
	March 31,
	2026	2025

Revenue (less agency commissions):
Broadcasting	$739	$755
Production companies	29	27
Total revenue	768	782
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Broadcasting	555	577
Production companies	28	20
Corporate and administrative	39	32
Depreciation	33	34
Amortization of intangible assets	32	29
Gain on disposal of assets, net	-	(2)
Operating expenses	687	690
Operating income	81	92
Other income (expense):
Miscellaneous income, net	8	1
Interest expense	(117)	(118)
Gain on early extinguishment of debt	-	1
Loss before income taxes	(28)	(24)
Income tax benefit	(8)	(15)
Net loss	(20)	(9)
Preferred stock dividends	13	13
Net loss attributable to common stockholders	$(33)	$(22)

Basic per share information:
Net loss attributable to common stockholders	$(0.34)	$(0.23)
Weighted average common shares outstanding	97	96

Diluted per share information:
Net loss attributable to common stockholders	$(0.34)	$(0.23)
Weighted average common shares outstanding	97	96

Dividends declared per common share	$0.08	$0.08

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2026	2025

Net loss	$(20)	$(9)

Other comprehensive loss:
Adjustment - fair value of interest rate caps	-	(1)
Income tax benefit	-	-
Other comprehensive loss, net	-	(1)

Comprehensive loss	$(20)	$(10)

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2024	11,237,386	$57	111,166,022	$1,198	$1,375	(2,423,199)	$(33)	(20,397,775)	$(284)	$(30)	$2,283

Net loss	-	-	-	-	(9)	-	-	-	-	-	(9)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustments to fair value of interest rate cap	-	-	-	-	-	-	-	-	-	(1)	(1)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	961,422	-	1,105,758	-	-	(189,201)	(2)	(372,670)	(1)	-	(3)
Restricted stock unit awards	-	-	1,163,515	-	-	-	-	(377,291)	(2)	-	(2)

Stock-based compensation	-	2	-	5	-	-	-	-	-	-	7

Balance at March 31, 2025	12,198,808	$59	113,435,295	$1,203	$1,345	(2,612,400)	$(35)	(21,147,736)	$(287)	$(31)	$2,254

Balance at December 31, 2025	12,198,808	$67	113,779,383	$1,210	$1,205	(2,640,978)	$(35)	(21,334,399)	$(288)	$(4)	$2,155

Net loss	-	-	-	-	(20)	-	-	-	-	-	(20)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	779,527	-	1,262,667	-	-	(468,050)	(5)	(795,069)	(4)	-	(9)

Stock-based compensation	-	4	-	4	-	-	-	-	-	-	8

Balance at March 31, 2026	12,978,335	$71	115,042,050	$1,214	$1,164	(3,109,028)	$(40)	(22,129,468)	$(292)	$(4)	$2,113

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(20)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33	34
Amortization of intangible assets	32	29
Amortization of deferred loan costs	4	4
Stock-based compensation	8	7
Amortization of program broadcast rights	6	6
Payments on program broadcast obligations	(7)	(7)
Deferred income taxes	-	(16)
Gain on disposal of property and equipment, net	-	(3)
(Gain) loss on sale of investment	(8)	1
Gain on early extinguishment of debt	-	(1)
Other	1	4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	29	139
Income tax receivable or prepaid	(3)	1
Other current assets	(5)	(13)
Accounts payable	(14)	(4)
Employee compensation, benefits and pension cost	(22)	(36)
Accrued other expenses	14	17
Accrued interest	(48)	(14)
Income taxes payable	-	1
Deferred revenue	1	(8)
Net cash provided by operating activities	1	132

Cash flows from investing activities:
Acquisitions of businesses and broadcast licenses, net of cash acquired	(68)	(1)
Purchases of property and equipment	(19)	(15)
Proceeds from asset sales	-	10
Proceeds from sale of investment	10	1
Investments in broadcast, production and technology companies	-	(8)
Other	-	(2)
Net cash used in investing activities	(77)	(15)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	-	129
Repayments of borrowings on long-term debt	(2)	(146)
Payment of common stock dividends	(9)	(8)
Payment of preferred stock dividends	(13)	(13)
Payment for taxes related to net share settlement of equity awards	(9)	(4)
Net cash used in financing activities	(33)	(42)
Net (decrease) increase in cash	(109)	75
Cash at beginning of period	368	135
Cash at end of period	$259	$210

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheets of Gray Media, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2025, which was derived from the Company’s audited financial statements as of December 31, 2025, and our accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three-month periods ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company (US), LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and we cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our financial condition as of, and operating results for the three-months ended March 31, 2026, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2026.

Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 120 full-power television markets that collectively reach approximately 37% of US television households. The portfolio includes 81 markets with the top-rated television station and 103 markets with the first and/or second highest rated television station in average all-day ratings across 119 of such markets that were measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 47 markets and Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Investments in Broadcasting, Production and Technology Companies. We have investments in several television, production and technology companies. We account for all material investments in which we have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous income, net in our condensed consolidated statements of operations. Investments are also increased by contributions made to and decreased by the distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as miscellaneous income, net in our condensed consolidated statements of operations. These investments are reported together as a non-current asset on our condensed consolidated balance sheets.

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

On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, and certain third-party financial institutions (the “Purchasers”). The amount sold to the Purchasers was $400 million as of both March 31, 2026 and December 31, 2025, which was derecognized from the respective condensed consolidated balance sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $355 million and $344 million at March 31, 2026 and December 31, 2025, respectively. Total receivables under the Securitization Facility were $560 million and $589 million at March 31, 2026 and December 31, 2025, respectively.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$16	$15
Amounts written off	(1)	(1)
Ending balance	$15	$14

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	March 31,	December 31,	Useful Lives
	2026	2025	(in years)
Property and equipment:
Land	$393	$391
Buildings and improvements	951	940	7	to	40
Equipment	1,161	1,149	3	to	20
Construction in progress	33	32
	2,538	2,512
Accumulated depreciation	(1,034)	(1,003)
Total property and equipment, net	$1,504	$1,509

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within Assembly Atlanta. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. During the first quarter of 2025, we received a total of $5 million in cash proceeds from the CID. Required public infrastructure investment at Assembly Atlanta is substantially complete, and future reimbursements of public infrastructure costs, if any, are expected to be less than $4 million. During the first quarter of 2026, we did not receive any cash proceeds from the CID.

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

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the three-months ended March 31, 2026 and 2025, respectively (in millions):

	Three Months Ended
	March 31,
	2026	2025

Weighted-average common shares outstanding-basic	97	96
Common stock equivalents for stock options and restricted stock	-	-
Weighted-average common shares outstanding-diluted	97	96

The table above excludes 5,058,927 and 5,260,455 shares of unvested restricted stock as of March 31, 2026 and 2025, respectively, due to their dilutive effect on our net loss attributable to common shareholders for each respective period. See Note 7 “Stock-Based Compensation”.

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of March 31, 2026 and December 31, 2025, consisted of adjustments to our pension liability, net of tax. Our comprehensive loss for the three-months ended March 31, 2026 had no components besides our net loss. Our comprehensive loss for the three-months ended and March 31, 2025 consisted of our net loss and recognition of the fair value adjustment related to our interest rate caps, and the related income tax benefit.

Recent Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The purpose of this amendment was to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Currently we do not expect that the implementation of these changes will have a material impact on our financial statements.

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our condensed consolidated balance sheets as advertising deposit liabilities. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our condensed consolidated balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $7 million of revenue in the three-months ended March 31, 2026 that was previously included in the advertising deposit liability balance as of December 31, 2025. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is earned in future periods.

The following table presents our deferred revenue by type (in millions):

	March 31,	December 31,
	2026	2025
Advertising deposit liabilities	$16	$7
Other deposit liabilities	5	13
Total deferred revenue	$21	$20

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended
	March 31,
	2026	2025
Market and service type:
Broadcast advertising:
Core advertising	$352	$344
Political	30	13
Total advertising	382	357
Retransmission consent	339	379
Production companies	29	27
Other	18	19
Total revenue	$768	$782

Sales Channel:
Direct	$540	$566
Advertising agency intermediary	228	216
Total revenue	$768	$782

3.	Acquisitions

WBBJ

On January 1, 2026, we acquired all of the non-license assets of WBBJ-TV (ABC/CBS) in Jackson, Tennessee market (DMA 175) (“WBBJ”) from Bahakel Communications, Ltd. On February 13, 2026, we acquired all of the WBBJ license assets. Total consideration for the acquisition of WBBJ was $25 million, plus approximately $2 million in net working capital adjustments expected to be paid during the second quarter of 2026. This acquisition price includes $15 million which was paid in 2025.

Allen Media Group - Three Markets

On March 27, 2026, we acquired all of the assets of WTVA (ABC/NBC) in Columbus-Tupelo, Mississippi (DMA 135), WTHI (CBS/FOX) in Terre Haute, Indiana (DMA 160), and WLFI (CBS) in West Lafayette, Indiana (DMA 189) (collectively, “Allen 3”) from Allen Media Group, Inc. (“AMG”) for a total consideration of $56 million.

The following table summarizes the provisional allocation of the assets acquired for the WBBJ and Allen 3 acquisitions (in millions):

	WBBJ	Allen 3
Accounts receivable	$2	$-
Property and equipment	4	6
Broadcast licenses	16	43
Goodwill	2	7
Other intangible assets	3	-
	$27	$56

The primary areas of the purchase price allocations that are not yet finalized for the WBBJ and Allen 3 acquisitions relate to the valuation of certain tangible and intangible assets, and goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. We expect to obtain the information necessary to finalize the fair value of assets acquired during the measurement period, not to exceed one year from the respective acquisition dates. Changes to the preliminary estimate of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Expected uncollectible balances are not material. Property and equipment and other intangible assets are being depreciated and amortized consistent with our accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2025. Broadcast licenses are indefinite lived intangibles.

Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as future synergies that we expect to generate from each acquisition. Goodwill will be deductible by us for income tax purposes.

Pro forma results of operations have not been presented because the acquisitions were not deemed significant as of their respective acquisition dates both individually and in aggregate. Transaction costs incurred associated with these acquisitions were not material.

2026 Pending Acquisitions

We entered into separate agreements involving television station acquisitions and divestitures with The E.W. Scripps Company (“Scripps”), and Sagamore Hill Broadcasting, Inc. (“SGH”). In addition, we entered into agreements to acquire stations in seven additional markets (collectively, “Allen 7”) from AMG, which closed on May 1, 2026, and stations in three additional markets from Block Communications, Inc. (“BCI”), which closed on May 6, 2026. See Note 14, “Subsequent Events” for additional information regarding the Allen 7 and BCI transactions.

We believe each of these transactions furthers our commitment to pursuing strategic transactions in a prudent manner. The parties to these remaining transactions that remain pending are currently working to secure the required regulatory approvals, including certain waivers, and other customary approvals; however, we can provide no assurance that we will receive the necessary regulatory approvals, or that the transactions will close on the timelines currently contemplated, or at all. We expect to fund the closing of these acquisitions with cash on hand and/or borrowings under our revolving credit facility.

As of March 31, 2026, the stations to be acquired and divested under each agreement are as follows:

DMA	Market	Station to be Acquired	Station to be Divested

Scripps (Non-Cash Swap):

113	Lansing, MI	WSYM (FOX)
124	Lafayette, LA	KATC (ABC)
89	Colorado Springs, CO		KKTV (CBS)
186	Grand Junction, CO		KKCO (NBC/ABC)
188	Twin Falls, ID		KMVT (CBS/FOX)

SGH (Purchase Price of $2 million):

126	Columbus, GA	WLTZ (NBC)
140	Lubbock, TX	KJTV (FOX)

BCI (Purchase Price of $80 million)(closed on May 6, 2026):

48	Louisville, KY	WDRB (FOX), WBKI (CW)
90	Champaign/Decatur, IL	WAND (NBC)
190	Lima, OH	WLIO (NBC/FOX)

Allen 7 (Purchase Price of $115 million)(closed on May 1, 2026):

73	Huntsville, AL	WAAY (ABC)
92	Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	WSIL (ABC)
109	Evansville, IN	WEVV (CBS/FOX)
108	Ft. Wayne, IN	WFFT (FOX)
127	Montgomery, AL	WCOV (FOX), WIYE (IND)
124	Lafayette, LA	KADN (FOX), KLAF (NBC)
137	Rockford, IL	WREX (NBC)

See Note 14, “Subsequent Events” for additional information regarding the Allen 7 and BCI transactions.

4.	Long-term Debt

As of March 31, 2026 and December 31, 2025, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 7.0% senior notes due 2027 (the “2027 Notes”), our 10.5% senior secured first lien notes due 2029 (the “2029 1L Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”), our 5.375% senior notes due 2031 (the “2031 Notes”), our 9.625% senior secured second lien notes due 2032 (the “2032 2L Notes”) and our 7.25% senior secured first lien notes due 2033 (the “2033 1L Notes”) as follows (in millions):

	March 31,	December 31,
	2026	2025
Long-term debt:
Senior Credit Facility:
2028 1L Term Loan (matures December 1, 2028)	$739	$739
2026 1L Term Loan (pre-paid April 2, 2026)	10	10
Senior secured first lien notes:
2029 1L Notes (matures July 15, 2029)	1,125	1,125
2033 1L Notes (matures August 15, 2033)	775	775
Senior secured second lien notes:
2032 2L Notes (matures July 15, 2032)	1,150	1,150
Senior unsecured notes:
2026 Notes (pre-paid January 20, 2026)	-	2
2030 Notes (matures October 15, 2030)	790	790
2031 Notes (matures November 15, 2031)	1,219	1,219
Total outstanding principal, including current portion	5,808	5,810
Unamortized deferred loan costs - Senior Credit Facility	(12)	(13)
Unamortized deferred loan costs - 2029 1L Notes	(8)	(9)
Unamortized deferred loan costs - 2030 Notes	(6)	(7)
Unamortized deferred loan costs - 2031 Notes	(10)	(10)
Unamortized deferred loan costs - 2032 2L Notes	(16)	(17)
Unamortized deferred loan costs - 2033 1L Notes	(15)	(15)
Unamortized premium - 2032 Notes	5	5
Less current portion	-	(2)
Long-term debt, less current portion and deferred financing costs	$5,746	$5,742

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$750
Undrawn outstanding letters of credit	(5)	(5)
Borrowing availability under Revolving Credit Facility	$745	$745

2026 Refinancing Activities. On January 20, 2026, we repaid the then outstanding principal balance under our 2026 Notes.

On March 31, 2026, we entered into a sixth amendment (the “Sixth Amendment”) to our Fifth Amended and Restated Credit Agreement (as amended, including by the Sixth Amendment, the “2019 Senior Credit Facility”) which amended and restated the 2019 Senior Credit Facility in its entirety. The Sixth Amendment did not change the commitments under the revolving credit facility, the principal amounts of the term loans, or the stated maturities under our 2019 Senior Credit Facility. No new borrowings were incurred in connection with the Sixth Amendment.

The revolving credit facility bears interest, based on Term SOFR (as defined in the 2019 Senior Credit Facility) plus an applicable margin ranging from 1.75%–2.75% or the Base Rate (as defined below) plus an applicable margin ranging from 0.75%–1.75%, in each case based on the first lien net leverage ratio. We are required to pay a commitment fee on the average daily unused portion of the revolving credit facility, which rate ranges from 0.250% to 0.400% per annum, based on the first lien net leverage ratio. The term loans bear interest, at either Term SOFR plus an applicable margin or the Base Rate plus an applicable margin. “Base Rate” is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) Term SOFR for a one month tenor in effect on such day plus 1.00%. Our applicable margin with respect to the term loans is 3.00% for the 2021 term loan (plus a credit spread adjustment with respect to Term SOFR Loans with an interest period of one, three or 6 months, respectively) and 2.00% for Base Rate borrowings.

As of March 31, 2026, the interest rate on the balance outstanding under the 2024 term loan and the 2021 term loan were 8.9% and 6.8%, respectively.

For all interest-bearing obligations, we made interest payments of approximately $159 million and $121 million during the three-months ended March 31, 2026 and 2025, respectively. During each of the three-months ended March 31, 2026 and 2025, we capitalized less than $1 million of interest payments related to Assembly Atlanta.

As of March 31, 2026, the aggregate minimum principal maturities of our long-term debt for the remainder of 2026 and the succeeding five years were as follows (in millions):

	Minimum Principal Maturities
Year	Senior 1L Credit Facility	2029 1L Notes	2030 Notes	2031 Notes	2032 2L Notes	2033 1L Notes	Total
Remainder of 2026	$-	$-	$-	$-	$-	$-	$-
2027	-	-	-	-	-	-	-
2028	739	-	-	-	-	-	739
2029	10	1,125	-	-	-	-	1,135
2030	-	-	790	-	-	-	790
2031	-	-	-	1,219	-	-	1,219
Thereafter	-	-	-	-	1,150	775	1,925
Total	$749	$1,125	$790	$1,219	$1,150	$775	$5,808

As of March 31, 2026, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. Our 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2029 1L Notes, 2030 Notes, 2031 Notes, the 2032 2L Notes and 2033 1L Notes also include covenants with which we must comply. As of March 31, 2026 and December 31, 2025, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses and deferred revenue approximate fair value at both March 31, 2026 and December 31, 2025.

At each of March 31, 2026 and December 31, 2025, the carrying amount of our long-term debt was $5.7 billion. The fair value of our long-term debt at March 31, 2026 and December 31, 2025 was $5.4 billion and $5.5 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

6.	Stockholders’ Equity

We are authorized to issue 245 million shares in total of all classes of stock, consisting of 25 million shares of Class A common stock, 200 million shares of common stock, and 20 million shares of “blank check” preferred stock for which our Board of Directors has the authority to determine the rights, powers, limitations and restrictions. The rights of our common stock and Class A common stock are identical, except that our Class A common stock has 10 votes per share and our common stock has one vote per share.

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on each of March 13, 2026 and March 14, 2025, payable on March 31, 2026 and 2025, respectively. The total dividend paid was $9 million and $8 million during each of the three-month periods ending March 31, 2026 and 2025, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of March 31, 2026, we had reserved 15.8 million shares and 2.6 million shares of our common stock and Class A common stock, respectively, for future issuance under our various employee benefit plans. As of December 31, 2025, we had reserved 17.0 million shares and 3.4 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. Our current stock-based compensation plan is the 2022 EICP. Our stock-based compensation expense and related income tax benefit for the three-months ended March 31, 2026 and 2025, respectively, was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense, gross	$8	$7
Income tax benefit at our statutory rate associated with stock-based compensation	(2)	(2)
Stock-based compensation expense, net	$6	$5

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

A summary of restricted common stock and Class A common stock activities for the three-months ended March 31, 2026 and 2025, respectively, is as follows:

	Three Months Ended March 31,
	2026		2025
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted common stock:
Outstanding - beginning of period	3,090,376	$6.09	2,567,707	$9.03
Granted	1,262,667	4.71	1,105,758	4.09
Vested	(1,250,717)	6.70	(541,424)	12.14
Outstanding - end of period	3,102,326	$5.28	3,132,041	$6.75

Restricted Class A common stock:
Outstanding - beginning of period	2,064,540	$7.66	1,589,020	$9.78
Granted (1)	779,527	11.93	961,422	6.97
Vested	(887,466)	8.34	(422,028)	12.26
Outstanding - end of period	1,956,601	$9.06	2,128,414	$8.02

Restricted stock units - common stock:
Outstanding - beginning of period	-	$-	1,229,390	$5.72
Granted	-	-	-	-
Vested	-	-	(1,163,515)	5.72
Forfeited	-	-	(65,875)	5.72
Outstanding - end of period	-	$-	-	$-

(1) For awards subject to future performance conditions, amounts assume target performance.

8.	Leases

As a Lessee. We determine if an arrangement is a lease at its inception. We lease land, facilities and equipment from third parties primarily through operating leases. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use (“ROU”) assets related to our operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. Our lease terms that are used in determining our operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that we will exercise such options. We amortize our ROU assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. We have lease agreements with lease and non-lease components, and in such cases, we generally account for the components separately, with only the lease component included in the calculation of the ROU asset and lease liability.

As of March 31, 2026, our operating leases for assets leased from third parties have remaining terms of less than one year to 98 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities for assets leased from third parties are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statements of cash flows for the three-months ended March 31, 2026 and 2025.

As of March 31, 2026, the weighted average remaining term of our operating leases was nine years. The weighted average discount rate used to calculate the values associated with our operating leases was 6.91%. The table below describes the nature of lease expense and classification of operating lease expense recognized in our operating expenses in the three-months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Lease expense
Operating lease expense	$4	$4
Short-term lease expense	3	2
Total lease expense	$7	$6

As of March 31, 2026, the maturities of operating lease liabilities, for the remainder of 2026 and the succeeding five years were as follows (in millions):

Operating Leases
Remainder of 2026	$11
2027	13
2028	10
2029	10
2030	9
Thereafter	38
Total lease payments	91
Less: Imputed interest	(24)
Present value of lease liabilities	$67

As a Lessor. We lease or sublease our owned or leased production facilities, land, towers and office space through operating leases with third parties. Payments received associated with these leases consist of fixed and variable payments. Fixed payments are received for the rental of space, including fixed-rate rent escalations over the applicable term of the lease agreements. Variable payments are received for short-term rental of space, variable rent escalations and reimbursement of operating costs related to the asset leased or subleased.

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 42 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $11 million and $10 million at each of March 31, 2026 and December 31, 2025, respectively. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statements of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three-months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease revenue:
Fixed lease revenue	$6	$5
Variable lease revenue	3	4
Total operating lease revenue	$9	$9

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2026 (in millions):

Remainder of 2026	$19
2027	24
2028	23
2029	23
2030	23
Thereafter	204
Total lease receipts	$316

9.	Income Taxes

For the three-months ended March 31, 2026 and 2025, our income tax benefit and effective income tax rates were as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Income tax benefit	$(8)	$(15)
Effective income tax rate	29%	63%

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory federal income tax rate of 21% to our effective income tax rate. For the three-months ended March 31, 2026, these estimates increased our statutory federal income tax rate to our effective income tax rate of 29% as follows: state income taxes that added 6% and permanent differences that added 2%. For the three-months ended March 31, 2025, these estimates increased our statutory federal income tax rate to our effective income tax rate of 63% as follows: state income taxes that added 15%; permanent differences that added 39%; and restricted stock differences resulted in a decrease of 12%.

During the first quarter of 2026, we made no material federal or state income tax payments. During the remainder of 2026, we anticipate making income tax payments within a range of $90 million to $110 million. As of March 31, 2026, we have an aggregate of approximately $259 million of various state operating loss carryforwards, of which we expect that approximately $162 million will not be utilized due to Internal Revenue Code Section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

10.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income (expense) in our condensed consolidated statements of operations. During each of the three-months ended March 31, 2026 and 2025, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plans. During the remainder of 2026, we do not expect to make a contribution to these plans.

During the three-months ended March 31, 2026, we contributed $7 million in matching cash contributions to our 401(k) plan. During the remainder of 2026, we expect to contribute approximately $18 million of matching cash contributions to this plan.

11.	Commitments and Contingencies

We are, and expect to continue to be, subject to legal actions, proceedings and claims that arise in the normal course of our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, proceedings and claims will not materially affect our financial position, results of operations or cash flows, although legal proceedings are subject to inherent uncertainties, and unfavorable rulings or events could have a material adverse impact on our financial position, results of operations or cash flows.

For information on our recently completed and remaining pending acquisitions, see Note 3 “Acquisitions.”

12.	Goodwill and Intangible Assets

During the three-months ended March 31, 2026, we acquired several television broadcast stations and broadcast licenses. As a result of these transactions, our goodwill and intangible balances changed. See Note 3 “Acquisitions” for more information regarding these transactions. There were no acquisitions during the three-months ended March 31, 2025. No impairments were recognized for each of the three-months ended March 31, 2026 and 2025.

The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at			Net Balance at
	December 31,			March 31,
	2025	Net Additions	Amortization	2026

Goodwill	$2,642	$9	$-	$2,651
Broadcast licenses	5,309	59	-	5,368
Finite-lived intangible assets	157	3	(32)	128
Total intangible assets net of accumulated amortization	$8,108	$71	$(32)	$8,147

As of March 31, 2026 and December 31, 2025, our intangible assets and related accumulated amortization consisted of the following (in millions):

	As of March 31, 2026			As of December 31, 2025
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,422	$(54)	$5,368	$5,363	$(54)	$5,309
Goodwill	2,651	-	2,651	2,642	-	2,642
	$8,073	$(54)	$8,019	$8,005	$(54)	$7,951

Intangible assets subject to amortization:
Network affiliation agreements	$173	$(161)	$12	$170	$(151)	$19
Other finite-lived intangible assets	948	(832)	116	947	(809)	138
	$1,121	$(993)	$128	$1,117	$(960)	$157

Total intangible assets	$9,194	$(1,047)	$8,147	$9,122	$(1,014)	$8,108

Amortization expense for the three-months ended March 31, 2026 and 2025 was $32 million and $29 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2026 will be approximately $49 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2027, $42 million; 2028, $13 million; 2029, $3 million; 2030, $3 million; 2031, $2 million and thereafter, $16 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary from these estimates.

13.	Segment information

The Company’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). The CODM assesses segment performance and allocates resources to each segment by using each segment’s operating profit. The CODM uses operating profit for each segment in the annual budgeting and forecasting process, as well as for reviewing segment operating profit quarterly when making decisions about allocating capital and operating resources to segments. Disaggregated total assets and goodwill by segment are not regularly provided to the CODM. The following tables present our business segment information (in millions):

		Production
As of and for the three months ended March 31, 2026:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$739	$29	$-	$768
Less:(1)
Payroll and employee benefits	226	6	20	252
Network affiliation fees	197	-	-	197
Programming	36	4	-	40
Depreciation and amortization	59	5	1	65
Other segment items(2)	96	18	19	133
Segment operating income (loss)	$125	$(4)	$(40)	$81
Other income (expense):
Miscellaneous income (expense), net				8
Interest expense				(117)
Loss before income tax				$(28)

Capital expenditures (excluding business combinations)	$10	$9	$-	$19
Goodwill	$2,623	$28	$-	$2,651
Investments in broadcasting and technology companies	$18	$1	$13	$32
Total assets	$9,305	$653	$361	$10,319

For the three months ended March 31, 2025:

Revenue (less agency commissions)	$755	$27	$-	$782
Less:(1)
Payroll and employee benefits	215	5	18	238
Network affiliation fees	233	-	-	233
Programming	35	4	-	39
Depreciation and amortization	57	6	-	63
Other segment items(2)	93	10	14	117
Segment operating income (loss)	$122	$2	$(32)	$92
Other income (expense):
Miscellaneous income (expense), net				1
Interest expense				(118)
Gain on early extinguishment of debt				1
Loss before income tax				$(24)

Capital expenditures (excluding business combinations)	$10	$5	$-	$15

As of December 31, 2025:

Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$23	$1	$13	$37
Total assets	$9,326	$647	$467	$10,440

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(2) Other segment items for each reportable segment includes (gain) loss on disposal of assets, professional services expense, repairs and maintenance expense, occupancy expense (including property tax expense), and certain overhead expenses.

14.	Subsequent Events

Acquisition of Allen 7 stations

On May 1, 2026, we acquired all of the assets of the Allen 7 stations listed below for $115 million, which was funded using the Company’s available cash on hand. The initial accounting for this acquisition is incomplete as of the date these financial statements are available to be issued, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. We have not yet determined the accounting purchase price allocation, which includes evaluating the fair value of the acquired assets and assumed liabilities. The Allen 7 stations acquired under the agreement are as follows:

DMA	Market	Station to be Acquired

73	Huntsville, AL	WAAY (ABC)
92	Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	WSIL (ABC)
109	Evansville, IN	WEVV (CBS/FOX)
108	Ft. Wayne, IN	WFFT (FOX)
127	Montgomery, AL	WCOV (FOX), WIYE (IND)
124	Lafayette, LA	KADN (FOX), KLAF (NBC)
137	Rockford, IL	WREX (NBC)

Acquisition of BCI stations

On May 6, 2026, we acquired all of the assets of the BCI stations listed below for $80 million, which was funded using the Company’s available cash on hand. The initial accounting for this acquisition is incomplete as of the date these financial statements are available to be issued, as information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. We have not yet determined the accounting purchase price allocation, which includes evaluating the fair value of the acquired assets and assumed liabilities. The BCI stations acquired under the agreement are as follows:

DMA	Market	Station to be Acquired

48	Louisville, KY	WDRB (FOX), WBKI (CW)
90	Champaign/Decatur, IL	WAND (NBC)
190	Lima, OH	WLIO (NBC)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Media, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets in the United States. Our television stations serve 120 full-power television markets that collectively reach approximately 37% of US television households. This portfolio includes 81 markets with the top-rated television station and 103 markets with the first and/or second highest rated television station in average all-day ratings across the 119 of such markets measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 47 markets totaling over 1.6 million Hispanic TV Households. We also own Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, as well as retransmission consent fees. For the three-months ended March 31, 2026 and 2025, we generated revenue of $768 million and $782 million, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During both the three-months ended March 31, 2026 and 2025, approximately 27% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During both the three-months ended March 31, 2026 and 2025, approximately 17% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a lower percentage of total revenue in even-numbered years due to, among other things, the decreased availability of advertising time, as a result of such years being the “on year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended March 31,
	2026		2025
		Percent		Percent
	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$352	46%	$344	44%
Political	30	4%	13	2%
Retransmission consent	339	44%	379	48%
Production companies	29	4%	27	3%
Other	18	2%	19	3%
Total	$768	100%	$782	100%

Results of Operations

Three-Months Ended March 31, 2026 (“the 2026 three-month period”) Compared to Three-Months Ended March 31, 2025 (“the 2025 three-month period”)

Revenue. Total revenue decreased $14 million, or 2% compared to the 2025 three-month period, to $768 million in the 2026 three-month period. During the 2026 three-month period:

●

Core advertising revenue increased by $8 million compared to the 2025 three-month period. In the 2026 three-month period, we earned approximately $10 million of net revenue from the broadcast of the Super Bowl on our 54 NBC and 47 Telemundo channels in 2026 compared to the first quarter of 2025, when net revenue relating to the broadcast of the Super Bowl was $9 million on our 27 FOX channels. Our Super Bowl advertising revenue on our NBC channels increased to $10 million in 2026, compared $5 million on our NBC channels in 2022. Our first quarter 2026 benefited from the broadcasts of the recently concluded Winter Olympics across our NBC affiliated channels. The 2026 Winter Olympic broadcasts generated approximately $15 million of revenue compared to approximately $8 million of revenue earned in the first quarter 2022 Winter Olympics broadcasts.

●	Political advertising revenue increased by $17 million compared to the 2025 three-month period, resulting primarily from 2026 being the “on-year” of the two-year election cycle.
●

Retransmission consent revenue decreased by $40 million compared to the 2025 three-month period, due to the net effect of a decrease in subscriptions, the transition of one station to independent status, as well as a distribution dispute with a satellite television company removing our stations from its platform in early March 2026, offset, in part, by an increase in rates. Our dispute with the satellite television company was resolved on May 1, 2026.

●	Production company revenue increased by $2 million, or 7% compared to the 2025 three-month period.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of assets) decreased $22 million, or 4% compared to the 2025 three-month period, to $555 million in the 2026 three-month period:

●

Broadcasting Payroll expenses increased by $11 million in the 2026 three-month period compared to the 2025 three-month period primarily as a result of recurring, routine compensation changes and increased costs of employee healthcare benefits. Non-cash stock-based compensation was $1 million for the 2025 three-month period. There was no non-cash stock-based compensation for the 2026 three-month period.

●	Non-payroll broadcasting expenses decreased by $34 million for the 2026 three-month period primarily because of reductions in retransmission expenses.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of assets) were $28 million in the 2026 three-month period, an increase of $8 million compared to $20 million in the 2025 three-month period primarily due to an increase in property taxes related to Assembly Atlanta.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased $7 million to $39 million in the 2026 three-month period compared to the 2025 three-month period. These increases were primarily the result of increases in professional service fees as a result of our completed and pending acquisitions.

Depreciation. Depreciation of property and equipment totaled $33 million for the 2026 three-month period and $34 million for the 2025 three-month period.

Amortization. Amortization of intangible assets totaled $32 million in the 2026 three-month period and $29 million in the 2025 three-month period.

Miscellaneous Income, Net. On January 20, 2026, we recorded a gain of $8 million from the sale of our investment in FreeTV, Inc.

Interest Expense. Interest expense decreased $1 million to $117 million for the 2026 three-month period compared to $118 million in the 2025 three-month period.

Gain on Early Extinguishment of debt. During the 2025 three-month period, we reported a gain on early extinguishment of debt of $1 million as a result of the repurchase of a portion of our outstanding debt in the open market at a discount. There were no gain or losses on early extinguishment of debt during the 2026 three-month period.

Income Tax Benefit. During the 2026 three-month period, we recognized income tax benefit of $8 million. During the 2025 three-month period, we recognized income tax benefit of $15 million. For the 2026 and 2025 three-month periods, our effective income tax rates were 29% and 63%, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. For the 2026 three-month period, these estimates increased our statutory federal income tax rate of 21% to our effective income tax rate of 29% as follows: state income taxes that added 6% and permanent differences that added 2%.

Liquidity and Capital Resources

General. On March 31, 2026 we amended and restated the credit agreement for our senior credit facility to modernize the legal document. The commitments under the revolving credit facility, the principal amounts of the term loans, and the stated maturities under the senior credit facility remained unchanged at closing. No new borrowings were incurred with the amendment. On April 2, 2026, we repaid the $10 million remaining balance on the 2024 term loan.

The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$1	$132
Net cash used in investing activities	(77)	(15)
Net cash used in financing activities	(33)	(42)
Net (decrease) increase in cash	$(109)	$75

	As of
	March 31,	December 31,
	2026	2025
Cash	$259	$368
Long-term debt, including current portion, less deferred financing costs	$5,746	$5,744
Series A Perpetual Preferred Stock	$650	$650

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$750
Undrawn outstanding letters of credit	(5)	(5)
Borrowing availability under Revolving Credit Facility	$745	$745

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $1 million in the 2026 three-month period compared to net cash provided by operating activities of $132 million in the 2025 three-month period. The net decrease of $131 million was primarily the result of a decrease in net working capital of $131 million and an increase in our net loss by $11 million, offset by an increase in non-cash charges of $11 million.

Net cash used in investing activities was $77 million in the 2026 three-month period compared to net cash used in investing activities of $15 million in the 2025 three-month period. The net increase was due to the WBBJ and Allen 3 acquisitions, as described in Note 3 “Acquisitions”.

Net cash used in financing activities was approximately $33 million and $42 million in the 2026 and 2025 three-month periods, respectively. The decrease was primarily due to a reduction in net repayments of long-term debt.

Liquidity. We estimate that we will make approximately $450 million in debt interest payments over the twelve months immediately following March 31, 2026. Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under our 2019 Senior Credit Facility (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund any debt service obligations, estimated capital expenditures and acquisition-related obligations for the next twelve months and the foreseeable future. Any potential equity or debt financing would depend upon, among other things, the costs and availability of such financing at the appropriate time. We also believe that our future cash expected to be generated from operations and borrowing availability under our 2019 Senior Credit Facility (or any such other credit facility) will be sufficient to fund our future capital expenditures and long-term debt service obligations for the next twelve months and the foreseeable future.

Collateral, Covenants and Restrictions of our Credit Agreements. Our obligations under our 2019 Senior Credit Facility, the 2029 1L Notes, the 2033 1L Notes and the 2032 2L Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries (subject to certain limited exceptions) are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under our 2019 Senior Credit Facility, the 2029 1L Notes, the 2033 1L Notes and the 2032 2L Notes. We are a holding company, and have no material independent assets or operations. For all applicable periods, the 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of our subsidiaries (subject to certain limited exceptions). Any subsidiaries that do not guarantee the 2030 Notes, 2031 Notes, our 2019 Senior Credit Facility, the 2029 1L Notes, the 2033 1L Notes and 2032 2L Notes are not material or are designated as unrestricted under our 2019 Senior Credit Facility. As of March 31, 2026, there were no significant restrictions on our subsidiaries to distribute cash to us or the guarantor subsidiaries.

Our 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and other fundamental changes and (h) maintenance of a first lien net leverage ratio not to exceed certain maximum limits in the event revolving loans are outstanding under the revolving credit facility or more than $50 million of undrawn letters of credit are outstanding that have not been cash collateralized as of the last day of the applicable fiscal quarter, as well as other customary covenants for credit facilities of this type. The 2029 1L Notes, 2030 Notes, 2031 Notes, 2032 2L Notes and 2033 1L Notes include covenants with which we must comply which are typical for financing transactions of their nature. As of March 31, 2026, we were in compliance with all required covenants under all of our debt obligations.

In addition to results prepared in accordance with U.S. GAAP, “Leverage Ratio Denominator” is a metric that management uses to calculate our compliance with our financial covenants in our indebtedness agreements. This metric is calculated as specified in our 2019 Senior Credit Facility and is a significant measure that represents the denominator of a formula used to calculate compliance with material financial covenants within our 2019 Senior Credit Facility that govern our ability to incur indebtedness, incur liens, make investments and make restricted payments, among other usual and customary limitations for credit agreements of this type. Accordingly, management believes this metric is a material metric to our debt and equity investors.

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on April 1, 2024. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed, and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in our 2019 Senior Credit Facility and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with U.S. GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in our 2019 Senior Credit Facility, represents an average amount for the preceding eight quarters then ended.

“Specified Transaction Costs and Expenses” are defined in our 2019 Senior Credit Facility and include incremental expenses incurred specific to acquisitions and divestitures, including but not limited to legal and professional fees, severance and incentive compensation, and contract termination fees. We present certain line items from our selected operating data, net of transaction related expenses, in order to present a more meaningful comparison between periods of our operating expenses and our results of operations.

Our “Consolidated First Lien Net Debt,” “Consolidated Secured Net Debt” and “Consolidated Total Net Debt,” in each case, net of all cash, represents the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our 2019 Senior Credit Facility for the applicable amount of indebtedness.

Below is a calculation of our “Consolidated First Lien Net Leverage Ratio,” “Consolidated Secured Net Leverage Ratio” and “Consolidated Total Net Leverage Ratio” as defined in our 2019 Senior Credit Facility as of March 31, 2026:

Eight Quarters Ended
March 31, 2026
(in millions)

Net income	$183
Adjustments to reconcile from net income to Leverage Ratio Denominator
Denominator as defined in our 2019 Senior Credit Facility:
Depreciation	274
Amortization of intangible assets	230
Non-cash stock-based compensation	46
Non-cash 401(k) expense	-
Loss on disposal of assets, net	-
Loss on disposal of investment, not in the ordinary course	2
Interest expense	961
Gain on early extinguishment of debt	(24)
Income tax expense	50
Impairment of investments, goodwill and other intangible assets	74
Amortization of program broadcast rights	55
Payments for program broadcast rights	(55)
Pension expense	2
Contributions to pension plans	-
Adjustments for unrestricted subsidiaries	37
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	25
Specified Transaction Costs and Expenses	10
Total eight quarters ended March 31, 2026	$1,870
Leverage Ratio Denominator (total eight quarters ended March 31, 2026, divided by 2)	$935

March 31, 2026
(dollars in millions)

Total outstanding principal secured by a first lien	$2,649
Cash	(259)
Consolidated First Lien Net Debt	$2,390
Consolidated First Lien Net Leverage Ratio (maximum permitted incurrence is 3.5 to 1.00) (1)	2.56

Total outstanding principal secured by a lien	$3,805
Cash	(259)
Consolidated Secured Net Debt	$3,546
Consolidated Secured Net Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00) (2)	3.79

Total outstanding principal, including current portion	$5,809
Letters of credit outstanding	5
Cash	(259)
Consolidated Total Net Debt	$5,555
Consolidated Total Net Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.94

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum First Lien Leverage Ratio cannot exceed 4.25 to 1.00.

(2) For our 2023 Notes (2L) the maximum permitted Second Lien incurrence is 4.5 to 1.00.

Capital Expenditures. We currently expect that our routine capital expenditures will be approximately $120 million for the remainder of 2026, which includes several significant station construction projects and capital expenditures at Assembly Atlanta. Required public infrastructure investment at Assembly Atlanta is substantially complete, and future reimbursements of public infrastructure costs, if any, are expected to be less than $4 million.

Pending Acquisitions. For information on our recently completed and remaining pending acquisitions, see Note 3 “Acquisitions.”

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the first quarter of 2026, we made no material federal or state income tax payments. During the remainder of 2026, we anticipate making income tax payments within a range of $90 million to $110 million. As of March 31, 2026, we have an aggregate of approximately $259 million of various state operating loss carryforwards, of which we expect that a portion will not be utilized due to Internal Revenue Code Section 382 limitations, and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

During the 2026 three-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2026, we do not expect to contribute to this pension plan.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our accounting policies relating to intangible assets to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results. These critical accounting policies and estimates are more fully discussed in our 2025 Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (the “Quarterly Report”) contains and incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are all statements other than those of historical fact. When used in this annual report, the words “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “should” and similar words and expressions are generally intended to identify forward-looking statements. These forward-looking statements reflect our then-current expectations and are based upon data available to us at the time the statements are made. Forward-looking statements may relate to, among other things, our strategies, expected results of operations, general and industry-specific economic conditions, future pension plan contributions, future capital expenditures, future income tax payments, future payments of interest and principal on our long-term debt, assumptions underlying various estimates and estimates of future obligations and commitments, and should be considered in context with the various other disclosures made by us about our business. Readers are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events and involve significant risks and uncertainties, and that actual results and events may differ materially from those contained in the forward-looking statements as a result of various factors including, but not limited to, those listed in Item 1A. of our 2025 Form 10-K and the other factors described from time to time in our SEC filings. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that the market risk of our financial instruments as of March 31, 2026 has not materially changed since December 31, 2025. Our market risk profile on December 31, 2025 is disclosed in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our 2025 Form 10-K. For more information, see Note 11 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our 2025 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 5. Other Information

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

4.1	First Supplemental Indenture, dated as of December 12, 2025, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 12, 2025)

10.1

Sixth Amendment to Credit Agreement and Amendment to Guaranty Agreement and Security Agreement, dated as of March 31, 2026, among Gray Media, Inc., the Revolving Credit Lenders and Issuing Banks party thereto, the Guarantors party thereto, and Wells Fargo Bank, National Association, as administrative agent, Issuing Bank and Swing Line Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2026)

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Media, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY MEDIA, INC.
(Registrant)

Date: May 7, 2026	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac
Executive Vice President and Chief Financial Officer