Form 10-Q
period 2026-06-30
GRAY MEDIA, INC
filed 2026-08-07
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2026 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________ .

Commission File Number: 1-13796

Gray Media, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-0285030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 Peachtree Road, NE, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
93,115,076 shares outstanding as of July 31, 2026	9,869,307 shares outstanding as of July 31, 2026

INDEX

GRAY MEDIA, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30,	December 31,
	2026	2025
Assets:
Current assets:
Cash	$176	$368
Accounts receivable, net	193	205
Current portion of program broadcast rights, net	5	17
Income tax refunds receivable	1	6
Prepaid income taxes	83	35
Prepaid and other current assets	34	25
Total current assets	492	656

Property and equipment, net	1,522	1,509
Operating leases right of use asset	76	66
Broadcast licenses	5,463	5,309
Goodwill	2,693	2,642
Other intangible assets, net	109	157
Investments in broadcasting and technology companies	32	37
Deferred pension assets	21	21
Other	29	43
Total assets	$10,437	$10,440

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	June 30,	December 31,
	2026	2025
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$143	$144
Employee compensation and benefits	95	103
Accrued interest	150	151
Other accrued expenses	73	47
Federal and state income taxes	4	5
Current portion of program broadcast obligations	5	18
Deferred revenue	22	20
Dividends payable	14	16
Current portion of operating lease liabilities	11	10
Current portion of long-term debt	-	2
Total current liabilities	517	516

Long-term debt, less current portion and deferred financing costs	5,808	5,742
Deferred income taxes	1,299	1,300
Operating lease liabilities, less current portion	68	59
Other	17	18
Total liabilities	7,709	7,635

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 600,000 shares and 650,000 shares, respectively, and $600 and $650 aggregate liquidation value, respectively	600	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 115,287,978 shares and 113,779,383 shares, respectively, and outstanding 93,115,076 shares and 92,444,984 shares, respectively	1,216	1,210
Class A common stock, no par value; authorized 25,000,000 shares, issued 12,978,335 shares and 12,198,808 shares, respectively, and outstanding 9,869,307 shares and 9,557,830 shares, respectively	72	67
Retained earnings	1,176	1,205
Accumulated other comprehensive loss, net of income tax benefit	(4)	(4)
	2,460	2,478
Treasury stock at cost, common stock, 22,172,902 shares and 21,334,399 shares, respectively	(292)	(288)
Treasury stock at cost, Class A common stock, 3,109,028 shares and 2,640,978 shares, respectively	(40)	(35)
Total stockholders’ equity	2,128	2,155
Total liabilities and stockholders’ equity	$10,437	$10,440

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue (less agency commissions):
Broadcasting	$813	$754	$1,552	$1,509
Production companies	26	18	55	45
Total revenue (less agency commissions)	839	772	1,607	1,554
Operating expenses before depreciation, amortization, impairment and loss (gain) on disposal of long-lived assets, net:
Broadcasting	569	563	1,124	1,140
Production companies	22	20	50	40
Corporate and administrative	37	25	76	57
Depreciation	34	32	67	66
Amortization of intangible assets	21	28	53	57
Impairment of intangible assets	-	28	-	28
Loss (gain) on disposal of long-lived assets, net	20	(6)	20	(8)
Operating expenses	703	690	1,390	1,380
Operating income	136	82	217	174
Other (expense) income:
Miscellaneous income, net	-	-	8	1
Interest expense	(117)	(117)	(234)	(235)
Gain from early extinguishment of debt	-	-	-	1
Income (loss) before income taxes	19	(35)	(9)	(59)
Income tax expense (benefit)	5	21	(3)	6
Net income (loss)	14	(56)	(6)	(65)
Preferred stock dividends	(13)	(13)	(26)	(26)
Deemed contribution on repurchase of Series A Perpetual Preferred Stock (Note 7)	20	-	20	-
Net income (loss) attributable to common stockholders	$21	$(69)	$(12)	$(91)

Basic per share information:
Net income (loss) attributable to common stockholders	$0.21	$(0.71)	$(0.12)	$(0.95)
Weighted-average shares outstanding	98	97	98	96

Diluted per share information:
Net income (loss) attributable to common stockholders	$0.21	$(0.71)	$(0.12)	$(0.95)
Weighted-average shares outstanding	100	97	98	96

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income (loss)	$14	$(56)	$(6)	$(65)

Other comprehensive loss:
Adjustment - fair value of interest rate caps	-	-	-	(1)
Income tax benefit	-	-	-	-
Other comprehensive loss, net	-	-	-	(1)

Comprehensive income (loss)	$14	$(56)	$(6)	$(66)

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2024	11,237,386	$57	111,166,022	$1,198	$1,375	(2,423,199)	$(33)	(20,397,775)	$(284)	$(30)	$2,283

Net loss	-	-	-	-	(9)	-	-	-	-	-	(9)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Adjustment to fair value of interest rate cap, net of tax	-	-	-	-	-	-	-	-	-	(1)	(1)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	961,422	-	1,105,758	-	-	(189,201)	(2)	(372,670)	(1)	-	(3)
Restricted stock unit awards	-	-	1,163,515	-	-	-	-	(377,291)	(2)	-	(2)

Stock-based compensation	-	2	-	5	-	-	-	-	-	-	7

Balance at March 31, 2025	12,198,808	$59	113,435,295	$1,203	$1,345	(2,612,400)	$(35)	(21,147,736)	$(287)	$(31)	$2,254

Net loss	-	-	-	-	(56)	-	-	-	-	-	(56)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards		-	344,088	-	-	-	-	(131,402)	(1)	-	(1)

Stock-based compensation	-	3	-	2	-	-	-	-	-	-	5

Balance at June 30, 2025	12,198,808	$62	113,779,383	$1,205	$1,268	(2,612,400)	$(35)	(21,279,138)	$(288)	$(31)	$2,181

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2025	12,198,808	$67	113,779,383	$1,210	$1,205	(2,640,978)	$(35)	(21,334,399)	$(288)	$(4)	$2,155

Net loss	-	-	-	-	(20)	-	-	-	-	-	(20)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	779,527	-	1,262,667	-	-	(468,050)	(5)	(795,069)	(4)	-	(9)

Stock-based compensation	-	4	-	4	-	-	-	-	-	-	8

Balance at March 31, 2026	12,978,335	$71	115,042,050	$1,214	$1,164	(3,109,028)	$(40)	(22,129,468)	$(292)	$(4)	$2,113

Net income	-	-	-	-	14	-	-	-	-	-	14

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(9)	-	-	-	-	-	(9)

Deemed contribution on repurchase of Series A Perpetual Preferred Stock (Note 7)	-	-	-	-	20	-	-	-	-	-	20

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	245,928	-	-	-	-	(43,434)	-	-	-

Stock-based compensation	-	1	-	2	-	-	-	-	-	-	3

Balance at June 30, 2026	12,978,335	$72	115,287,978	$1,216	$1,176	(3,109,028)	$(40)	(22,172,902)	$(292)	$(4)	$2,128

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6)	$(65)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	67	66
Amortization of intangible assets	53	57
Amortization of deferred loan costs	7	8
Amortization of stock-based compensation	11	12
Amortization of program broadcast rights	13	12
Payments on program broadcast obligations	(14)	(14)
Deferred income taxes	(1)	(35)
Loss (gain) on disposal of long-lived assets, net	20	(2)
Gain on sale of investment	(8)	(6)
Gain from early extinguishment of debt	-	(1)
Impairment of other intangible assets	-	28
Other	-	7
Changes in operating assets and liabilities:
Accounts receivable, net	14	120
Income tax receivable or prepaid	(43)	-
Other current assets	(6)	(6)
Accounts payable	26	26
Employee compensation, benefits and pension cost	(9)	(28)
Accrued interest	-	(17)
Income taxes payable	(1)	3
Deferred revenue	1	(2)
Net cash provided by operating activities	124	163

Cash flows from investing activities:
Acquisitions of television businesses and licenses, net of cash acquired	(264)	-
Purchases of property and equipment	(36)	(40)
Proceeds from asset sales	2	14
Proceeds from sale of investment	10	22
Investment in broadcast, production and technology companies	-	(8)
Other	(2)	(2)
Net cash used in investing activities	(290)	(14)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	70	130
Repayments of borrowings on long-term debt	(13)	(168)
Repurchase of Series A preferred stock	(30)	-
Payment of common stock dividends	(17)	(16)
Payment of preferred stock dividends	(27)	(26)
Payment of taxes related to net share settlement of equity awards	(9)	(5)
Net cash used in financing activities	(26)	(85)
Net (decrease) increase in cash	(192)	64
Cash at beginning of period	368	135
Cash at end of period	$176	$199

Supplemental non-cash investing activities:
Non-cash exchange of television stations (Note 3)	$70	$-

Supplemental non-cash financing activities:
Deemed contribution on repurchase of Series A Perpetual Preferred Stock (Note 7)	$20	$-

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheets of Gray Media, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray Media,” “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2025, which was derived from the Company’s audited financial statements as of December 31, 2025, and our accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six-month periods ended June 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Our financial condition as of, and operating results for the three and six-months ended June 30, 2026, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2026.

Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets. We serve 117 full-power television markets that collectively reach approximately 37% of US television households. The portfolio includes 78 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station in average all-day ratings across the 116 of such markets that were measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 46 markets and Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

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

On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, and certain third-party financial institutions (the “Purchasers”). The amount sold to the Purchasers was $400 million as of both June 30, 2026 and December 31, 2025, which was derecognized from the respective condensed consolidated balance sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $125 million and $344 million at June 30, 2026 and December 31, 2025, respectively. Total receivables under the Securitization Facility were $525 million and $589 million at June 30, 2026 and December 31, 2025, respectively.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$16	$15
Provision for credit losses	2	1
Amounts written off	(4)	(1)
Ending balance	$14	$15

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	June 30,	December 31,	Useful Lives
	2026	2025	(in years)
Property and equipment:
Land	$402	$391
Buildings and improvements	938	940	7	to	40
Equipment	1,199	1,149	3	to	20
Construction in progress	29	32
	2,568	2,512
Accumulated depreciation	(1,046)	(1,003)
Total property and equipment, net	$1,522	$1,509

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within Assembly Atlanta. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. We received cash proceeds from the CID totaling $5 million during the six-month period ended June 30, 2025. During the six-months ended June 30, 2026, we did not receive any cash proceeds from the CID.

The following tables provide additional information related to loss on disposal of assets, net included in our condensed consolidated statements of operations, and purchases of property and equipment included in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss (gain) on disposal of long-lived assets, net:
Proceeds from sale of fixed assets	$(2)	$(26)	$(2)	$(35)
Net book value of assets disposed	1	19	1	26
Discount - Securitization Facility	(1)	1	(1)	1
Loss on station swap (Note 3)	22	-	22	-
Total	$20	$(6)	$20	$(8)

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six-month periods ended June 30, 2026 and 2025, respectively (in millions):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Weighted-average shares outstanding-basic	98	97	98	96
Common stock equivalents for restricted shares	2	-	-	-
Weighted-average shares outstanding-diluted	100	97	98	96

In the table above, the six-months ended June 30, 2026 excludes 4,900,735 shares and each of the three and six-months ended June 30, 2025 excludes 5,294,567 shares due to their dilutive effect on our net loss attributable to common shareholders for each period. See Note 8 “Stock-based Compensation”.

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive income (loss) balances as of June 30, 2026 and December 31, 2025, consist of adjustments to our pension liability, net of tax. Our comprehensive income for the six-months ended June 30, 2026 had no components besides our net income. Our comprehensive loss for the six-months ended June 30, 2025 consisted of our net loss and recognition of the fair value adjustment related to our interest rate caps, and the related income tax benefit.

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

Deferred Revenue. We record a deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our balance sheets as advertising deposit liabilities. When we invoice our customers for completed performance obligations, we are unconditionally entitled to receive payment of the invoiced amounts. Therefore, we record invoiced amounts in accounts receivable on our balance sheets. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $7 million of revenue in the six-months ended June 30, 2026 that was included in the advertising deposit liability balance as of December 31, 2025. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is earned in future periods.

The following table presents our deferred revenue by type (in millions):

	June 30,	December 31,
	2026	2025
Advertising deposit liabilities	$6	$7
Other deposit liabilities	16	13
Total deferred revenue	$22	$20

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcast and other segment is generated through both our direct and advertising agency intermediary sales channels. The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Market and service type:
Broadcast advertising:
Core advertising	$357	$361	$709	$705
Political	83	9	113	22
Total advertising	440	370	822	727
Retransmission consent	359	369	698	748
Production companies	26	18	55	45
Other	14	15	32	34
Total revenue	$839	$772	$1,607	$1,554

Sales channel:
Direct	$562	$554	$1,103	$1,118
Advertising agency intermediary	277	218	504	436
Total revenue	$839	$772	$1,607	$1,554

3.	Acquisitions and Divestitures

First Quarter 2026 Acquisitions

WBBJ

On January 1, 2026, we acquired all of the non-license assets of WBBJ-TV (ABC/CBS) in the Jackson, Tennessee market (DMA 175) (“WBBJ”) from Bahakel Communications, Ltd. On February 13, 2026, we acquired all of the WBBJ license assets. Total consideration for the acquisition of WBBJ was $25 million plus $2 million in net working capital adjustments, of which we paid $15 million in the fourth quarter of 2025, $10 million in the first quarter of 2026 and $2 million in net working capital adjustments in the second quarter of 2026.

Allen Media Group - Three Markets

On March 27, 2026, we acquired WTVA (ABC/NBC) in Columbus-Tupelo, Mississippi (DMA 135), WTHI (CBS/FOX) in Terre Haute, Indiana (DMA 160), and WLFI (CBS) in West Lafayette, Indiana (DMA 189) (collectively, the “Allen 3”) from Allen Media Group, Inc. (“AMG”) for a total consideration of $56 million.

The following table summarizes the allocation of the assets acquired and liabilities assumed for the previously described first quarter 2026 acquisitions (in millions):

	WBBJ	Allen 3
Accounts receivable	$2	$-
Property and equipment	4	7
Broadcast licenses	16	32
Goodwill	2	17
Other intangible assets	3	1
Current liabilities	-	(1)
	$27	$56

Second Quarter 2026 Acquisitions

Allen Media Group - Seven Markets

On May 1, 2026, we acquired WAAY (ABC) in Huntsville, Alabama (DMA 73), WSIL (ABC) in Paducah, Kentucky, Cape Girardeau, Missouri and Harrisburg, Illinois (DMA 92), WEVV (CBS/FOX) in Evansville, Indiana (DMA 109), WFFT (FOX) in Fort Wayne, Indiana (DMA 108), WCOV (FOX) and WIYE (Independent) in Montgomery, Alabama (DMA 127), KADN (FOX) and KLAF (NBC) in Lafayette, Louisiana (DMA 124) and WREX (NBC) in Rockford, Illinois (DMA 137) (collectively, the “Allen 7”) from AMG for a total consideration of $115 million.

Block Communications, Inc.

On May 6, 2026, we acquired WDRB (FOX), WBKI (CW) in Louisville, Kentucky (DMA 48), WAND (NBC) in Champaign and Decatur, Illinois (DMA 90), and WLIO (NBC) in Lima, Ohio (DMA 190) (collectively, “Block”) from Block Communications, Inc. for a total consideration of $80 million.

Sagamore Hill Broadcasting, Inc.

On May 8, 2026, we acquired WLTZ (NBC) in Columbus, Georgia (DMA 126) and KJTV (FOX) in Lubbock, Texas (DMA 140) (collectively, “SGH”) from Sagamore Hill Broadcasting, Inc. for a total consideration of $2 million.

The following table summarizes the allocation of the assets acquired and liabilities assumed for the previously described second quarter acquisitions (in millions):

	Allen 7	Block	SGH
Accounts receivable	$-	$-	$1
Prepaid and other current assets	-	2	-
Property and equipment	15	37	-
Operating leases right-of-use assets	8	1	-
Broadcast licenses	74	39	1
Goodwill	25	3	-
Other intangible assets	1	-	-
Current liabilities	(1)	(1)	-
Operating leases liabilities, less current portion	(7)	(1)	-
	$115	$80	$2

The E. W. Scripps Company

On May 15, 2026, we divested KKTV (CBS) in Colorado Springs, Colorado (DMA 89), KKCO (NBC) in Grand Junction, Colorado (DMA 186) and KMVT (CBS) in Twin Falls, Idaho (DMA 188) to acquire WSYM (FOX) in Lansing, Michigan (DMA 113) and KATC (ABC) in Lafayette, Louisiana (DMA 124) (collectively, the “Station Swap”) from The E. W. Scripps Company. There was no cash or other consideration exchanged in the Station Swap other than the exchange of the assets held by these stations. We remeasured the net assets divested, and based on their fair value of $70 million, recognized a $22 million non-cash loss in the Station Swap which was recorded in loss (gain) on long-lived assets, net in the condensed consolidated statements of operations for the three and six-months ended June 30, 2026. The following table summarizes the assets and liabilities divested and the allocation of the assets acquired and liabilities assumed for the Station Swap (in millions):

	Divested Stations	Acquired Stations
Property and equipment	$32	$13
Operating leases right-of-use assets	2	-
Broadcast licenses	43	35
Goodwill	17	21
Other intangible assets	-	1
Operating leases liabilities, less current portion	(2)	-
	$92	$70

The allocation of assets and liabilities assumed has been finalized for all acquisitions closed through June 30, 2026, other than Block and the Station Swap. The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible and intangible assets, and goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. We expect to obtain the information necessary to finalize the fair value of assets acquired during the measurement period, not to exceed one year from the respective acquisition dates. Changes to the preliminary estimate of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. During the three-month period ended June 30, 2026, we recognized the following measurement period adjustments, all of which relate to our Allen 3 acquisition: a $1 million increase in property and equipment, an $11 million decrease in broadcast licenses and a $10 million increase in goodwill. The measurement period adjustments were a result of the finalization of the valuation of tangible and intangible assets acquired.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Expected uncollectible balances are not material. Property and equipment and other intangible assets are being depreciated and amortized consistent with our accounting policies in the 2025 Form 10-K. Broadcast licenses are indefinite-lived intangibles.

Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as future synergies that we expect to generate from each acquisition. Goodwill will be deductible by us for income tax purposes.

We recognized $11 million in acquisition-related professional service fees during the six-months ended June 30, 2026, which were included in corporate and administrative expenses on the condensed consolidated statement of operations. Acquisition-related professional services fees during the six-months ended June 30, 2025, were not material.

Unaudited Pro Forma Financial Information – 2026 Transactions. The WBBJ, Allen 3, Allen 7, Block, SGH and Station Swap transactions are collectively referred to as the “2026 Transactions.” The following table sets forth certain unaudited pro forma information for the six-months ended June 30, 2026 and June 30, 2025, assuming that the 2026 Transactions occurred on January 1, 2025 (in millions, except per share data):

	Six-Months Ended	Six-Months Ended
	June 30, 2026	June 30, 2025

Revenue (less agency commissions)	$1,670	$1,654

Net income (loss)	$6	$(69)

Net loss attributable to common stockholders	$-	$(95)

Basic net loss per common share	$-	$(0.99)

Diluted net loss per common share	$-	$(0.99)

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the television stations acquired in the 2026 Transactions, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2026 Transactions on January 1, 2025 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the six-months ended June 30, 2026 and 2025 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, transaction related expenses and related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

4.	Long Term Debt

As of June 30, 2026 and December 31, 2025, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 10.5% senior secured first lien notes due 2029 (the “2029 1L Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”), our 5.375% senior notes due 2031 (the “2031 Notes”), our 9.625% senior secured second lien notes due 2032 (the “2032 2L Notes”) and our 7.25% senior secured first lien notes due 2033 (the “2033 1L Notes”) as follows (in millions):

	June 30,	December 31,
	2026	2025
Long-term debt :
Senior Credit Facility:
2028 1L Term Loan (matures December 1, 2028)	$739	$739
2026 1L Term Loan	-	10
Senior secured first lien notes:
2029 1L Notes (matures July 15, 2029)	1,125	1,125
2033 1L Notes (matures August 15, 2033)	845	775
Senior secured second lien notes:
2032 2L Notes (matures July 15, 2032)	1,150	1,150
Senior unsecured notes:
2026 Notes	-	2
2030 Notes (matures October 15, 2030)	790	790
2031 Notes (matures November 15, 2031)	1,218	1,219
Total outstanding principal, including current portion	5,867	5,810
Unamortized deferred loan costs - Senior Credit Facility	(11)	(13)
Unamortized deferred loan costs - 2029 1L Notes	(7)	(9)
Unamortized deferred loan costs - 2030 Notes	(6)	(7)
Unamortized deferred loan costs - 2031 Notes	(9)	(10)
Unamortized deferred loan costs - 2032 2L Notes	(15)	(17)
Unamortized deferred loan costs - 2033 1L Notes	(15)	(15)
Unamortized premium - 2032 Notes	4	5
Less current portion	-	(2)
Long-term debt, less current portion and deferred financing costs	$5,808	$5,742

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$750
Undrawn outstanding letters of credit	(5)	(5)
Borrowing availability under Revolving Credit Facility	$745	$745

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

On June 30, 2026, we issued $70 million in additional 2033 1L Notes in a private placement transaction. The proceeds were used to: (i) fund $40 million in purchase price consideration at the first closing of our acquisition of American Spirit Media, LLC (on July 1, 2026, described in Note 15, “Subsequent Events”) and (ii) fund our repurchase of an aggregate of 50,000 shares of Series A Perpetual Preferred Stock of the Company (“Series A Perpetual Preferred Stock”) for $30 million. See Note 7, “Preferred Stock.”

The revolving credit facility bears interest, based on Term SOFR (as defined in the 2019 Senior Credit Facility) plus an applicable margin ranging from 1.75%–2.75% or the Base Rate (as defined below) plus an applicable margin ranging from 0.75%–1.75%, in each case based on the first lien net leverage ratio. We are required to pay a commitment fee on the average daily unused portion of the revolving credit facility, which rate ranges from 0.250% to 0.400% per annum, based on the first lien net leverage ratio. The term loans bear interest, at either Term SOFR plus an applicable margin or the Base Rate plus an applicable margin. “Base Rate” is defined as the greatest of (i) the administrative agent’s prime rate, (ii) the overnight federal funds rate plus 0.50% and (iii) Term SOFR for a one month tenor in effect on such day plus 1.00%. Our applicable margin with respect to the term loans is 3.00% for the 2021 term loan (plus a credit spread adjustment with respect to Term SOFR Loans with an interest period of one, three or six-months, respectively) and 2.00% for Base Rate borrowings.

As of June 30, 2026, the interest rate on the balance outstanding under the 2028 term loan was 6.7%.

For all interest-bearing debt obligations, we made interest payments of approximately $222 million and $230 million during the six-months ended June 30, 2026 and 2025, respectively. During each of the six-months ended June 30, 2026 and 2025, we capitalized less than $1 million of interest payments related to Assembly Atlanta.

As of June 30, 2026, the aggregate minimum principal maturities of our long-term debt for the remainder of 2026 and the succeeding five years were as follows (in millions):

	Minimum Principal Maturities
Year	Senior 1L Credit Facility	2029 1L Notes	2030 Notes	2031 Notes	2032 2L Notes	2033 1L Notes	Total
Remainder of 2026	$-	$-	$-	$-	$-	$-	$-
2027	-	-	-	-	-	-	-
2028	739	-	-	-	-	-	739
2029	-	1,125	-	-	-	-	1,125
2030	-	-	790	-	-	-	790
2031	-	-	-	1,218	-	-	1,218
Thereafter	-	-	-	-	1,150	845	1,995
Total	$739	$1,125	$790	$1,218	$1,150	$845	$5,867

As of June 30, 2026,  there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. Our 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2029 1L Notes, 2030 Notes, 2031 Notes, the 2032 2L Notes and 2033 1L Notes also include covenants with which we must comply. As of June 30, 2026 and December 31, 2025, we were in compliance with all required covenants under all our debt obligations.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses and deferred revenue approximate fair value at both June 30, 2026 and December 31, 2025.

At June 30, 2026 and December 31, 2025, the carrying amount of our long-term debt was $5.8 billion and $5.7 billion, respectively, and the fair value was $5.2 billion and $5.5 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends, if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record on March 13, 2026, June 15, 2026, March 14, 2025 and June 13, 2025, payable on March 31, 2026, June 30, 2026, March 31, 2025 and June 30, 2025, respectively. The total dividends declared and paid during the six-months ended June 30, 2026 and 2025 was $17 million and $16 million, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of June 30, 2026, we had reserved 15.5 million shares and 2.6 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Preferred Stock

At June 30, 2026 and December 31, 2025, there were 600,000 shares and 650,000 shares, respectively, of our Series A Perpetual Preferred Stock outstanding with a stated face value and liquidation value of $1,000 per share. As described in Note 4, “Long Term Debt,” on June 30, 2026, we issued $70 million of additional 2033 1L Notes in a private placement transaction, of which $30 million was used to repurchase an aggregate of 50,000 shares of Series A Perpetual Preferred Stock having an aggregate liquidation preference of $50 million for a total purchase price of $30 million plus accrued but unpaid dividends. We recognized a $20 million deemed contribution on the repurchase of the Series A Perpetual Preferred Stock on our condensed consolidated statements of operations for the calculation of net income (loss) attributable to common stockholders and on our condensed consolidated statements of stockholders’ equity.

Holders of shares of the Series A Perpetual Preferred Stock are entitled to receive mandatory and cumulative dividends paid quarterly in cash or, at the Company’s option, paid quarterly in kind by issuance of additional shares of Series A Perpetual Preferred Stock. The per-share amount of such quarterly mandatory and cumulative dividends will be calculated by multiplying the face value by 8% per annum if the dividends are to be paid in cash, or 8.5% per annum if such dividends are to be paid in additional shares of Series A Perpetual Preferred Stock (“PIK Election Dividends”). If the Company elects to pay any portion of accrued dividends with PIK Election Dividends, it will be prohibited from repurchasing, redeeming or paying dividends on any stock that is junior to the Series A Perpetual Preferred Stock through the end of that quarter and the subsequent two quarters, subject to certain exceptions.

8.	Stock-based Compensation

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and six-month periods ended June 30, 2026 and 2025 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation expense, gross	$3	$5	$11	$12
Income tax benefit at our statutory rate associated with stock-based compensation	(1)	(1)	(3)	(3)
Stock-based compensation expense, net	$2	$4	$8	$9

All shares of common stock and Class A common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 Executive Incentive Compensation Plan for purposes of determining the number of shares available for future issuance.

A summary of restricted common stock and Class A common stock activity for the six-month periods ended June 30, 2026 and 2025, respectively, is as follows:

	Six Months Ended
	June 30, 2026		June 30, 2025
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	3,090,376	$6.09	2,567,707	$9.03
Granted (1)	1,508,595	4.84	1,449,846	4.00
Vested	(1,654,837)	6.06	(851,400)	10.11
Outstanding - end of period (1)	2,944,134	$5.47	3,166,153	$6.44

Restricted stock - Class A common:
Outstanding - beginning of period (1)	2,064,540	$7.66	1,589,020	$9.78
Granted (1)	779,527	11.93	961,422	6.97
Vested	(887,466)	8.34	(422,028)	12.26
Outstanding - end of period (1)	1,956,601	$9.06	2,128,414	$8.02

Restricted stock units - common stock:
Outstanding - beginning of period	-	$-	1,229,390	$5.72
Vested	-	-	(1,163,515)	5.72
Forfeited	-	-	(65,875)	5.72
Outstanding - end of period	-	$-	-	$-

(1)         For awards subject to future performance conditions, amounts assume target performance.

9.	Leases

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

As of June 30, 2026, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statements of cash flows for the six-months ended June 30, 2026 and 2025.

As of June 30, 2026, the weighted-average remaining term of our operating leases was approximately nine years. The weighted-average discount rate used to calculate the values associated with our operating leases was 7.1%. The table below describes the nature of our lease expense and classification of operating lease expense recognized in the three and six-months ended June 30, 2026 and 2025, respectively (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease expense
Operating lease expense	$4	$4	$8	$8
Short-term lease expense	2	1	5	3
Total lease expense	$6	$5	$13	$11

The maturities of operating lease liabilities as of June 30, 2026, for the remainder of 2026 and for the succeeding five years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2026	$8
2027	15
2028	12
2029	12
2030	11
Thereafter	50
Total lease payments	108
Less: Imputed interest	(30)
Present value of lease liabilities	$78

As a Lessor. We lease or sublease our owned or leased production facilities, land, towers and office space through operating leases with third parties. Payments received associated with these leases consist of fixed and variable payments. Fixed payments are received for the rental of space, including fixed rate rent escalations over the applicable term of the lease agreements. Variable payments are received for short-term rental of space, variable rent escalations and reimbursement of operating costs related to the asset leased or subleased.

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 42 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $12 million and $10 million as of June 30, 2026 and December 31, 2025, respectively. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statements of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three and six-months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease revenue:
Fixed lease revenue	$5	$6	$11	$11
Variable lease revenue	4	4	7	8
Total operating lease revenue	$9	$10	$18	$19

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2026 (in millions):

Year ending December 31,	Operating Leases
Remainder of 2026	$12
2027	24
2028	23
2029	23
2030	23
Thereafter	204
Total lease receipts	$309

10.	Income Taxes

For the three and six-month periods ended June 30, 2026 and 2025, our income tax expense (benefit) and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$5	$21	$(3)	$6
Effective income tax rate	25%	(60%)	38%	(10%)

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes, and adjustments to our liability for unrecognized tax benefits to adjust our statutory federal income tax rate of 21% to our effective income tax rate. For the six-months ended June 30, 2026, these estimates increased or decreased our statutory federal income tax rate of 21% as follows: permanent differences that resulted in an increase of 2%, state income taxes that resulted in an increase of 5%, and discrete items that resulted in an increase of 10%. For the six-months ended June 30, 2025, these estimates increased or decreased our statutory federal income tax rate of 21% as follows: permanent differences that resulted in a decrease of 24%, state income taxes that resulted in a decrease of 3%, and discrete items that resulted in a decrease of 4%.

During the six-months ended June 30, 2026, we made $42 million of federal, state and local income tax payments, net of refunds. As of December 31, 2025, we have an aggregate of approximately $259 million of various state operating loss carryforwards, of which we expect that approximately $162 million will not be utilized due to Internal Revenue Code Section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets. We reassess our state operating loss carry forwards at the end of each calendar year.

11.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our condensed consolidated statements of operations. During the six-months ended June 30, 2026 and 2025, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plans. During the remainder of 2026, we do not expect to make a contribution to these plans.

During the six-month period ended June 30, 2026, we contributed $13 million in matching cash contributions to the 401(k) plan. Based upon employee participation as of June 30, 2026, during the remainder of 2026, we expect to contribute $12 million of matching cash contributions to this plan.

12.	Commitments and Contingencies

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

The Company’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). The CODM assesses segment performance and allocates resources to each segment by using each segment’s operating profit. The CODM uses operating profit for each segment in the annual budgeting and forecasting process, as well as to review segment operating profit quarterly when making decisions about allocating capital and operating resources to segments.

Disaggregated total assets and goodwill by segment are not regularly provided to the CODM. The following tables present our business segment information (in millions):

		Production
As of and for the six-months ended June 30, 2026:	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$1,552	$55	$-	$1,607
Less:(1)
Payroll and employee benefits	458	11	33	502
Network affiliation fees	406	-	-	406
Programming	63	3	-	66
Depreciation and amortization	108	11	1	120
Other segment items(2)	217	36	43	296
Segment operating income (loss)	$300	$(6)	$(77)	$217
Other income (expense):
Miscellaneous income, net				8
Interest expense				(234)
Gain on early extinguishment of debt				-
Loss before income tax				$(9)

Capital expenditures (excluding business combinations)	$22	$14	$-	$36
Goodwill	$2,665	$28	$-	$2,693
Investments in broadcasting and technology companies	$18	$1	$13	$32
Total assets	$9,464	$657	$316	$10,437

For the six-months ended June 30, 2025:

Revenue (less agency commissions)	$1,509	$45	$-	$1,554
Less:(1)
Payroll and employee benefits	429	10	32	471
Network affiliation fees	467	-	-	467
Programming	59	3	-	62
Depreciation and amortization	114	8	1	123
Impairment of intangible assets	28	-	-	28
Other segment items(2)	176	28	25	229
Segment operating income (loss)	$236	$(4)	$(58)	$174
Other income (expense):
Miscellaneous income, net				1
Interest expense				(235)
Loss on early extinguishment of debt				1
Loss before income tax				$(59)

Capital expenditures (excluding business combinations)	$21	$19	$-	$40

As of December 31, 2025:

Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$23	$1	$13	$37
Total assets	$9,326	$647	$467	$10,440

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(2) Other segment items for each reportable segment includes (gain) loss on disposal of long-lived assets, professional services expense, repairs and maintenance expense, occupancy expense (including property tax expense), and certain overhead expenses.

14.	Goodwill and Intangible Assets

During the six-months ended June 30, 2026, we acquired and disposed of several television broadcast stations and broadcast licenses.  As a result of these transactions, our goodwill and intangible balances changed. See Note 3, “Acquisitions and Divestitures” for more information regarding these transactions. There were no acquisitions during the six-months ended June 30, 2025. No impairments were recognized for each of the six-months ended June 30, 2026 and 2025.

The following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at			Net Balance at
	December 31,			June 30,
	2025	Net Additions	Amortization	2026

Goodwill	$2,642	$51	$-	$2,693
Broadcast licenses	5,309	154	-	5,463
Finite-lived intangible assets	157	5	(53)	109
Total intangible assets net of accumulated amortization	$8,108	$210	$(53)	$8,265

A summary of changes in our goodwill and other intangible assets, on a net basis, for the six-months ended June 30, 2026 is as follows (in millions):

	As of June 30, 2026			As of December 31, 2025
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,517	$(54)	$5,463	$5,363	$(54)	$5,309
Goodwill	2,693	-	2,693	2,642	-	2,642
	$8,210	$(54)	$8,156	$8,005	$(54)	$7,951

Intangible assets subject to amortization:
Network affiliation agreements	$173	$(165)	$8	$170	$(151)	$19
Other finite-lived intangible assets	944	(843)	101	947	(809)	138
	$1,117	$(1,008)	$109	$1,117	$(960)	$157

Total intangible assets	$9,327	$(1,062)	$8,265	$9,122	$(1,014)	$8,108

Amortization expense for the six-months ended June 30, 2026 and 2025 was $53 million and $57 million, respectively. Based on the current amount of intangible assets subject to amortization, we expect that amortization expense for the remainder of 2026 will be approximately $29 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2027, $42 million; 2028, $13 million; 2029, $3 million; 2030, $3 million; and 2031, $2 million and thereafter, $17 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

15. Subsequent Events

Acquisitions. On July 1, 2026, we completed the first of two closings to acquire the television stations of American Spirit Media, LLC (“ASM”). Total consideration for the acquisition is anticipated to be $50 million. We paid $40 million of the total consideration as of the first closing date and funded the payment with proceeds from the issuance of the additional 2033 1L Notes as described in Note 4 “Long Term Debt”. We anticipate paying the remaining $10 million of consideration upon completion of the second closing and expect to fund the remaining amount due with cash on hand. The second closing is subject to regulatory approval and other customary closing conditions; however, we can provide no assurance that we will receive the required regulatory approvals. The ASM stations are as follows:

DMA	MARKET	STATION	AFFILIATION

81	Toledo, OH	WUPW	FOX
100	Jackson, MS	WDBD	FOX
125	Wilmington, NC	WSFX-TV	FOX
126	Columbus, GA	WXTX	FOX
149	Wichita Falls, TX	KAUZ-TV	CBS
176	Lake Charles, LA	KVHP	FOX

On July 1, 2026, we completed the first of two closings to acquire the television station WHPM (FOX) in Hattiesburg, Mississippi (DMA 168). Total consideration for the acquisition is anticipated to be $4 million. We paid $3 million of the total consideration as of the first closing date and funded the payment with cash on hand. We anticipate paying the remaining $1 million of consideration upon completion of the second closing and will fund the remaining amount due with cash on hand. The second closing is subject to regulatory approval and other customary closing conditions; however, we can provide no assurance that we will receive the required regulatory approvals.

Securitization Facility. On July 15, 2026, we amended the Securitization Facility to clarify the treatment of receivables from certain customers under bankruptcy proceedings.

Refinancing activities repurchase of 2029 1L Notes and 2031 Notes. On July 21, 2026, we repurchased, in a privately negotiated transaction, $100 million aggregate principal amount of our 2029 IL Notes and $20 million aggregate principal amount of our 2031 Notes, in each case, at a purchase price of par plus accrued and unpaid interest on the respective notes to the date of repurchase. The repurchase was funded using available liquidity, including cash on hand and borrowings under our existing revolving credit facility.

Termination of Defined Benefit Pension Plans. During the second quarter of 2026, the Board of Directors of the Company approved the termination of the Gray Media, Inc. Retirement Plan (the “Pension Plan”). Participants were notified in July 2026 and the Pension Plan will be terminated effective October 1, 2026, subject to regulatory approval. The Company expects to settle its obligations under the Pension Plan through voluntary lump sum offers and the purchase of a group annuity contract from an insurance company in 2028, after which time the insurance company will be responsible for all participant benefit payments. The Company is currently evaluating the financial impact of the termination of the Pension Plan, including the expected settlement charge to be recognized upon settlement of the Pension Plan’s obligations.

Debt Repurchase Authorization. On August 6, 2026, our Board of Directors authorized us to use up to $250 million of available liquidity to repurchase our outstanding indebtedness through December 31, 2027, replacing our prior authorization that expired on December 31, 2025. The extent of such repurchases, including the amount and timing of any repurchases, will depend on general market conditions, regulatory requirements, alternative investment opportunities and other considerations. This repurchase program does not require us to repurchase a minimum amount of debt, and it may be modified, suspended or terminated at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction. The following discussion and analysis of the financial condition and results of operations of Gray Media, Inc. and its consolidated subsidiaries (except as the context otherwise provides, “Gray Media,” “Gray,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC.

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets. We serve 117 full-power television markets that collectively reach approximately 37% of US television households. The portfolio includes 78 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station in average all-day ratings across the 116 of such markets that were measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 46 markets and Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcast and internet advertising, as well as retransmission consent fees. For each of the six-months ended June 30, 2026 and 2025, we generated revenue of $1.6 billion.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. Approximately 27% and 25% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector during the six-months ended June 30, 2026 and 2025, respectively. Approximately 17% and 15% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers during the six-months ended June 30, 2026 and 2025, respectively. Revenue from these industries may represent a higher percentage of total revenue in odd-numbered years due to, among other things, the increased availability of advertising time, as a result of such years being the “off year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$357	43%	$361	47%	$709	44%	$705	45%
Political	83	10%	9	1%	113	7%	22	1%
Retransmission consent	359	43%	369	48%	698	43%	748	48%
Production companies	26	3%	18	2%	55	3%	45	3%
Other	14	1%	15	2%	32	3%	34	3%
Total	$839	100%	$772	100%	$1,607	100%	$1,554	100%

Results of Operations

As described in Note 3, “Acquisitions and Divestitures” within the accompanying condensed consolidated financial statements, during the six-months ended June 30, 2026, we acquired stations from Bahakel Communications, Ltd., Allen Media Group, Block Communications, Inc. and Sagamore Hill Broadcasting, Inc. (collectively, the “2026 Acquisitions”), and swapped stations with The E. W. Scripps Company.

Three-Months Ended June 30, 2026 (“the 2026 three-month period”) Compared to Three-Months Ended June 30, 2025 (“the 2025 three-month period”)

Revenue. Total revenue increased by $67 million or 9% in the 2026 three-month period compared to the 2025 three-month period. The 2026 Acquisitions contributed $41 million of the increase in total revenue. During the 2026 three-month period:

●	Core advertising revenue decreased by $4 million or 1% primarily due to macro-economic softness. The 2026 Acquisitions contributed $15 million of core advertising revenue.
●	Consistent with 2026 being the “on-year” of the two-year election cycle, political advertising revenue increased by $74 million. The 2026 Acquisitions contributed $3 million of political advertising revenue.

●	Retransmission consent revenue decreased by $10 million or 3%, due to the net effect of a decrease in subscriptions, the transition of one station to independent status, as well as a distribution dispute with a satellite television company removing our stations from its platform in March 2026, offset, in part, by an increase in rates. Our dispute with the satellite television company was resolved on May 1, 2026, resulting in our stations returning to its platform. The 2026 Acquisitions contributed $23 million of retransmission consent revenue.
●	Production companies revenue increased by $8 million or 44%, due to increases in the sports production contracts.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of long-lived assets) increased by $6 million, or 1%, to $569 million in the 2026 three-month period compared to the 2025 three-month period. The 2026 Acquisitions increased broadcasting expenses by $30 million during the 2026 three-month period. During the 2026 three-month period:

●	Broadcasting payroll and related benefits expenses increased by $18 million as a result of increases in staffing primarily due to the 2026 Acquisitions.
●	Broadcasting non-payroll expenses decreased by $12 million primarily due to a decrease in network affiliation fees, offset by an increase in software license expenses and professional services expense and various expense increases due to the 2026 Acquisitions.

Production Company Expenses. Production company operating expenses increased by $2 million or 10% in the 2026 three-month period compared to the 2025 three-month period due to increases in contract labor expenses.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of long-lived assets) increased by $12 million or 48% to $37 million in the 2026 three-month period compared to the 2025 three-month period, due primarily to increases in transaction-related professional service expenses. Non-cash stock-based compensation expenses were $3 million and $5 million for the three-month periods ended June 30, 2026 and 2025, respectively.

Depreciation. Depreciation of property and equipment increased by $2 million or 6% to $34 million for the 2026 three-month period compared to the 2025 three-month period. Depreciation increased primarily due to additional depreciation incurred for the 2026 Acquisitions.

Amortization. Amortization of intangible assets totaled $21 million in the 2026 three-month period and $28 million in the 2025 three-month period. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized offset by additional amortization related to intangibles acquired from the 2026 Acquisitions.

Impairment of Intangible Assets. There was no impairment of intangible assets during the 2026 three-month period. During the 2025 three-month period, we recorded a non-cash impairment charge of $28 million related to the changes in the network affiliation at one of our stations.

Loss (Gain) on Disposal of Long-Lived Assets, Net. Loss on disposal of assets was $20 million in the 2026 three-month period, due to our recognition of a non-cash loss of $22 million upon completion of the Station Swap as described in Note 3, “Acquisitions and Divestitures” within the accompanying condensed consolidated financial statements, offset, in part, by the recognition of gains on other disposals. The loss was primarily attributable to a difference in historical and fair value of the real estate at the stations we divested. The $6 million gain on disposal of long-lived assets in the 2025 three-month period was due to a gain on the sale of easements and assignment of leases at some of our television broadcast tower sites.

Interest Expense. Interest expense was $117 million for each of the 2026 and 2025 three-month periods.

Income Tax Expense. During the 2026 and 2025 three-month periods, we recognized income tax expense of $5 million and $21 million, respectively. Our effective income tax rate was 25% and (60%) for the 2026 and 2025 three-month periods, respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. See Note 10, “Income Taxes” within the accompanying condensed consolidated financial statements for a reconciliation of our effective income tax rate.

Six-Months Ended June 30, 2026 (“the 2026 six-month period”) Compared to Six-Months Ended June 30, 2025 (“the 2025 six-month period”)

Revenue. Total revenue increased by $53 million, or 3% in the 2026 six-month period compared to the 2025 six-month period. The 2026 Acquisitions contributed $44 million of the increase in total revenue within the accompanying condensed consolidated financial statements. During the 2026 six-month period:

●

Core advertising revenue increased by $4 million or 1% due to the 2026 Acquisitions, which contributed $16 million of additional advertising revenue during the second quarter, offset, in part, by macro-economic softness. We recorded advertising revenue of $10 million from the broadcast of the Super Bowl on our 54 NBC and 47 Telemundo channels in the 2026 six-month period, compared to an aggregate of $9 million of advertising revenue relating to the broadcast of the Super Bowl on our 27 FOX channels during the 2025 six-month period.

●	Political advertising revenue increased by $91 million, or 414%, resulting primarily from 2026 being the “on-year” of the two-year political advertising cycle. The 2026 Acquisitions contributed $4 million of additional political advertising revenue during the 2026 six-month period.
●	Retransmission consent revenue decreased by $50 million or 7% due to the net effect of a decrease in subscriptions, the transition of one station to independent status, as well as a distribution dispute with a satellite television company removing our stations from its platform from March 2026 through May 1, 2026, offset, in part, by an increase in rates. The 2026 Acquisitions contributed $24 million of additional retransmission revenue during the second quarter of 2026.
●	Production company revenue increased by $10 million, or 22%, compared to the 2025 six-month period, due to increases in the sports productions contracts.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gain or loss on disposal of long-lived assets) decreased by $16 million, or 1%, to $1.1 billion in the 2026 six-month period compared to the 2025 six-month period. The 2026 Acquisitions contributed $33 million to broadcasting expenses during the 2026 six-month period. During the 2026 six-month period:

●	Broadcasting payroll and related benefits expenses increased by $29 million or 7% as a result of the 2026 Acquisitions, as well as recurring, routine compensation changes and increased costs of employee healthcare benefits. There was no non-cash stock-based compensation for our broadcasting segment for the 2026 six-month period. Non-cash stock-based compensation was $1 million for the 2025 six-month period.
●

Broadcasting non-payroll expenses decreased by $45 million, or 6%, primarily due to a decrease in network affiliation fees, offset by an increase in software license expenses, professional services expenses and various expense increases due to the 2026 Acquisitions.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain or loss on disposal of long-lived assets) were $50 million in the 2026 six-month period, an increase of $10 million compared to $40 million in the 2025 six-month period, primarily due to increases in contract labor expense and equipment rental expense related to an increase in sports production.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of long-lived assets) increased by $19 million, 33%, to $76 million in the 2026 six-month period, due primarily to increases in transaction-related professional services expenses. Non-cash stock-based compensation expenses decreased to $11 million in the 2026 six-month period compared to $12 million in the 2025 six-month period.

Depreciation. Depreciation of property and equipment totaled $67 million for the 2026 six-month period and $66 million for the 2025 six-month period. Depreciation expense increased due to property and equipment acquired both to support our existing stations as well as those acquired through recent acquisitions, offset by assets becoming fully depreciated.

Amortization. Amortization of intangible assets totaled $53 million in the 2026 six-month period and $57 million in the 2025 six-month period. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized, offset by acquired stations in the 2026 Acquisitions.

Impairment of Intangible Assets. There was no impairment of intangible assets during the 2026 six-month period. During the 2025 six-month period, we recorded a non-cash impairment charge of $28 million related to the changes to the network affiliation at one of our stations.

Loss (Gain) on Disposal of Long-Lived Assets, Net. We recognized a loss on disposal of assets of $20 million in the 2026 six-month period primarily due to our recognition of a non-cash loss on disposal of $22 million upon completion of the Station Swap as described in Note 3, “Acquisitions and Divestitures” within the accompanying condensed consolidated financial statements, offset, in part, by the recognition of gains on other disposals. We recognized a gain on disposal of long-lived assets of $8 million in the 2025 six-month period primarily due to the sale of easements and assignment of leases at some of our television broadcast tower sites.

Interest Expense. Interest expense decreased by $1 million to $234 million for the 2026 six-month period compared to $235 million in the 2025 six-month period. Our average outstanding total long-term debt balance was $5.8 billion and $5.7 billion during the 2026 and 2025 six-month periods, respectively. Our average total interest rate was 7.6% and 7.4% during the 2026 and 2025 six-month periods, respectively.

Gain on Early Extinguishment of debt. There was no gain on early extinguishment of debt during the 2026 six-month period. During the 2025 six-month period, we reported a gain on early extinguishment of debt of $1 million as a result of the repurchase of a portion of our outstanding debt in the open market at a discount.

Income Tax Expense. During the 2026 six-month period, we recognized income tax benefit of $3 million. During the 2025 six-month period, we recognized income tax expense of $6 million. For the 2026 six-month period and the 2025 six-month period, our effective income tax rate was 38% and (10%), respectively. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. See Note 10, “Income Taxes” within the accompanying condensed consolidated financial statements for a reconciliation of our effective income tax rate.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$124	$163
Net cash used in investing activities	(290)	(14)
Net cash used in financing activities	(26)	(85)
Net (decrease) increase in cash	$(192)	$64

	As of
	June 30, 2026	December 31, 2025
Cash	$176	$368
Long-term debt, including current portion, less deferred financing costs	$5,808	$5,744
Series A Perpetual Preferred Stock	$600	$650

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$750
Undrawn outstanding letters of credit	(5)	(5)
Borrowing availability under Revolving Credit Facility	$745	$745

Net Cash Provided By (Used in) Operating, Investing and Financing Activities. Net cash provided by operating activities was $124 million in the 2026 six-month period compared to $163 million in the 2025 six-month period, a net decrease of $39 million. The decrease was the net result of a $114 million use of cash due to changes in our working capital accounts, offset, in part, by a $59 million decrease in our net loss and an increase in our non-cash charges of $16 million.

Net cash used in investing activities was $290 million in the 2026 six-month period compared to net cash used in investing activities of $14 million for the 2025 six-month period. The net increase in cash used was largely due to the 2026 Transactions.

Net cash used in financing activities was $26 million in the 2026 six-month period compared to net cash used in financing activities of $85 million in the 2025 six-month period. We used $27 million and $26 million of cash to pay dividends to holders of our preferred stock during the 2026 and 2025 six-month periods, respectively. We used $17 million and $16 million, to pay dividends to holders of our common stock during the 2026 and 2025 six-month periods, respectively. Borrowings of long term debt, net of repayments was $57 million for the 2026 six-month period. Repayments of long term debt, net of borrowings was $38 million for the 2025 six-month period. We also used $30 million of cash to repurchase $50 million of our Series A Perpetual Preferred Stock.

Liquidity. Based on our debt outstanding and interest rates as of June 30, 2026, we estimate that we will make approximately $465 million in debt interest payments over the twelve months immediately following June 30, 2026.

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

Subsequent Events. For more information on transactions that occurred after June 30, 2026, see Note 15 "Subsequent Events" within the accompanying condensed consolidated financial statements.

Collateral, Covenants and Restrictions of our Credit Agreements. Our obligations under our 2019 Senior Credit Facility, the 2029 1L Notes, the 2033 1L Notes and the 2032 2L Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries (subject to certain limited exceptions) are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under our 2019 Senior Credit Facility, the 2029 1L Notes, the 2033 1L Notes and the 2032 2L Notes. We are a holding company, and have no material independent assets or operations. For all applicable periods, the 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of our subsidiaries (subject to certain limited exceptions). Any subsidiaries that do not guarantee the 2030 Notes, 2031 Notes, our 2019 Senior Credit Facility, the 2029 1L Notes, the 2033 1L Notes and 2032 2L Notes are not material or are designated as unrestricted under our 2019 Senior Credit Facility. As of June 30, 2026, there were no significant restrictions on the ability of Gray Media, Inc.'s subsidiaries to distribute cash to Gray or to the guarantor subsidiaries.

Our 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and other fundamental changes and (h) maintenance of a first lien net leverage ratio not to exceed certain maximum limits in the event revolving loans are outstanding under the revolving credit facility or more than $50 million of undrawn letters of credit are outstanding that have not been cash collateralized as of the last day of the applicable fiscal quarter, as well as other customary covenants for credit facilities of this type. The 2029 1L Notes, 2030 Notes, 2031 Notes, 2032 2L Notes and 2033 1L Notes include covenants with which we must comply which are typical for financing transactions of their nature. As of June 30, 2026 and December 31, 2025, we were in compliance with all required covenants under all of our debt obligations.

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

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on July 1, 2024. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed, and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in our 2019 Senior Credit Facility and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with U.S. GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in our 2019 Senior Credit Facility, represents an average amount for the preceding eight quarters then ended.

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

Below is a calculation of our “Leverage Ratio Denominator” “Consolidated First Lien Net Leverage Ratio,” “Consolidated Secured Net Leverage Ratio” and “Consolidated Total Net Leverage Ratio” as defined in our 2019 Senior Credit Facility as of June 30, 2026:

Eight Quarters Ended
June 30, 2026
(in millions)

Net income	$175
Adjustments to reconcile from net income to Leverage Ratio
Denominator as defined in our 2019 Senior Credit Facility:
Depreciation	272
Amortization of intangible assets	219
Non-cash stock-based compensation	43
Loss on disposal of assets, net	21
Interest expense	961
Gain on early extinguishment of debt	(31)
Income tax expense	48
Impairment of investments, goodwill and other intangible assets	74
Amortization of program broadcast rights	55
Payments for program broadcast rights	(55)
Pension expense	2
Adjustments for unrestricted subsidiaries	40
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	144
Specified Transaction Costs and Expenses	18
Other	1
Total eight quarters ended June 30, 2026	$1,987

Leverage Ratio Denominator (total eight quarters ended June 30, 2026, divided by 2)	$994

June 30, 2026
(dollars in millions)

Total outstanding principal secured by a first lien	$2,709
Cash	(176)
Consolidated First Lien Net Debt	$2,533
Consolidated First Lien Net Leverage Ratio (maximum permitted incurrence is 3.5 to 1.00) (1)	2.55

Total outstanding principal secured by a lien	$3,859
Letters of credit outstanding	5
Cash	(176)
Consolidated Secured Net Debt	$3,688
Consolidated Secured Net Leverage Ratio (maximum permitted incurrence is 5.50 to 1.00) (2)	3.71

Total outstanding principal, including current portion	$5,867
Letters of credit outstanding	5
Cash	(176)
Consolidated Total Net Debt	$5,696
Consolidated Total Net Leverage Ratio (maximum permitted incurrence is 7.00 to 1.00)	5.73

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum Consolidated First Lien Net Leverage Ratio cannot exceed 4.25 to 1.00.
(2) For our 2032 2L Notes the maximum permitted Second Lien incurrence is 4.5 to 1.00.

Capital Expenditures. We currently expect that our routine capital expenditures will be approximately $90 million for the remainder of 2026, which includes several significant station construction projects and capital expenditures at Assembly Atlanta. Required public infrastructure investment at Assembly Atlanta is substantially complete, and future reimbursements of public infrastructure costs, if any, are expected to be not material.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2026 three and six-month periods, we made $47 million and $42 million of federal, state and local income tax payments, net of refunds, respectively. During the remainder of 2026, we expect to make income tax payments of approximately $40 million. As of December 31, 2025, we have an aggregate of $259 million of various state operating loss carryforwards, of which we expect that approximately $162 million will not be utilized due to Internal Revenue Code Section 382 limitations and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

During the 2026 six-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2026, we do not expect to contribute to this pension plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that the market risk of our financial instruments as of June 30, 2026 has not materially changed since December 31, 2025. Our market risk profile on December 31, 2025 is disclosed in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the six-months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our 2025 Form 10-K. For more information, see Note 12, “Commitments and Contingencies” within the accompanying condensed consolidated financial statements.

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

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

4.1

First Supplemental Indenture, dated as of June 30, 2026, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2026)

4.2	Form of 7.250% Senior Secured First Lien Note due 2033 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on July 1, 2026)

10.1	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2026)

10.2	Fourth Amendment to the Receivables Purchase Agreement, dated as of March 31, 2025, by and among Gray AR, LLC, as seller, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein), the purchasers party thereto, PNC Capital Markets LLC, as structuring agent and Wells Fargo Bank, N.A., as administrative agent**

10.3	Fifth Amendment to the Receivables Purchase Agreement, dated as of July 15, 2026, by and among Gray AR, LLC, as seller, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein), the purchasers party thereto, PNC Capital Markets LLC, as structuring agent and Wells Fargo Bank, N.A., as administrative agent**

31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer

31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Gray Media, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.

*                             Management contract or compensatory plan or arrangement

**                           Confidential information in this exhibit has been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY MEDIA, INC.
(Registrant)

Date: August 7, 2026	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac
Executive Vice President and Chief Financial Officer