Form 10-Q
period 2026-09-30
GRAY MEDIA, INC
filed 2026-11-06
CIK 43196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (No Par Value)	Class A Common Stock (No Par Value)
93,115,076 shares outstanding as of October 30, 2026	9,869,307 shares outstanding as of October 30, 2026

INDEX

GRAY MEDIA, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30,	December 31,
	2026	2025
Assets:
Current assets:
Cash	$154	$368
Accounts receivable, net	197	205
Current portion of program broadcast rights, net	26	17
Income tax refund receivable	1	6
Prepaid income taxes	74	35
Prepaid and other current assets	48	25
Total current assets	500	656

Property and equipment, net	1,530	1,509
Operating leases right-of-use asset	82	66
Broadcast licenses	5,497	5,309
Goodwill	2,699	2,642
Other intangible assets, net	94	157
Investments in broadcasting and technology companies	38	37
Deferred pension assets	22	21
Other	32	43
Total assets	$10,494	$10,440

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except for share data)

	September 30,	December 31,
	2026	2025
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$151	$144
Employee compensation and benefits	115	103
Accrued interest	92	151
Other accrued expenses	72	47
Federal and state income taxes	5	5
Current portion of program broadcast obligations	26	18
Deferred revenue	58	20
Dividends payable	15	16
Current portion of operating lease liabilities	11	10
Current portion of long-term debt	-	2
Total current liabilities	545	516

Long-term debt, less current portion and deferred financing costs	5,764	5,742
Deferred income taxes	1,304	1,300
Operating lease liabilities, less current portion	75	59
Other	17	18
Total liabilities	7,705	7,635

Commitments and contingencies (Note 12)

Series A Perpetual Preferred Stock, no par value; cumulative; redeemable; designated 1,500,000 shares, issued and outstanding 600,000 shares and 650,000 shares, respectively, and $600 and $650 aggregate liquidation value, at each date, respectively	600	650

Stockholders’ equity:
Common stock, no par value; authorized 200,000,000 shares, issued 115,287,978 and 113,779,383 shares, respectively, outstanding 93,115,076 shares and 92,444,984 shares, respectively	1,218	1,210
Class A common stock, no par value; authorized 25,000,000 shares, issued 12,978,335 shares and 12,198,808 shares, respectively, outstanding 9,869,307 shares and 9,557,830 shares, respectively	73	67
Retained earnings	1,234	1,205
Accumulated other comprehensive loss, net of income tax	(4)	(4)
	2,521	2,478
Treasury stock at cost, common stock, 22,172,902 shares and 21,334,399 shares, respectively	(292)	(288)
Treasury stock at cost, class A common stock, 3,109,028 shares and 2,640,978 shares, respectively	(40)	(35)
Total stockholders’ equity	2,189	2,155
Total liabilities and stockholders’ equity	$10,494	$10,440

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue (less agency commissions):
Broadcasting	$938	$724	$2,490	$2,233
Production companies	34	25	89	70
Total revenue (less agency commissions)	972	749	2,579	2,303
Operating expenses before depreciation, amortization, impairment and (gain) loss on disposal of long-lived assets, net:
Broadcasting	596	542	1,720	1,682
Production companies	29	22	79	62
Corporate and administrative	31	28	107	85
Depreciation	34	33	101	99
Amortization of intangible assets	16	23	69	80
Impairment of intangible assets	-	-	-	28
(Gain) loss on disposal of long-lived assets, net	-	(1)	20	(9)
Operating expenses	706	647	2,096	2,027
Operating income	266	102	483	276
Other (expense) income:
Miscellaneous (expense) income, net	-	(3)	8	(2)
Interest expense	(118)	(120)	(352)	(355)
Loss from early extinguishment of debt	(40)	(7)	(40)	(6)
Income (loss) before income taxes	108	(28)	99	(87)
Income tax expense (benefit)	30	(18)	27	(12)
Net income (loss)	78	(10)	72	(75)
Preferred stock dividends	(12)	(13)	(38)	(39)
Deemed contribution on repurchase of Series A Perpetual Preferred Stock (Note 7)	-	-	20	-
Net income (loss) attributable to common stockholders	$66	$(23)	$54	$(114)

Basic per share information:
Net income (loss) attributable to common stockholders	$0.67	$(0.24)	$0.55	$(1.19)
Weighted-average shares outstanding	98	97	98	96

Diluted per share information:
Net income (loss) attributable to common stockholders	$0.66	$(0.24)	$0.54	$(1.19)
Weighted-average shares outstanding	100	97	100	96
			.
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss)	$78	$(10)	$72	$(75)

Other comprehensive income:
Adjustment - fair value of interest rate caps	-	-	-	(2)
Adjustment - pension liability	-	5	-	5
Income tax expense	-	2	-	1
Other comprehensive income, net	-	3	-	2

Comprehensive income (loss)	$78	$(7)	$72	$(73)

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

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions, except for number of shares)

										Accumulated
	Class A					Class A		Common		Other
	Common Stock		Common Stock		Retained	Treasury Stock		Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Shares	Amount	Shares	Amount	Loss	Total

Balance at December 31, 2025	12,198,808	$67	113,779,383	$1,210	$1,205	(2,640,978)	$(35)	(21,334,399)	$(288)	$(4)	$2,155

Net loss	-	-	-	-	(20)	-	-	-	-	-	(20)

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	779,527	-	1,262,667	-	-	(468,050)	(5)	(795,069)	(4)	-	(9)

Stock-based compensation	-	4	-	4	-	-	-	-	-	-	8

Balance at March 31, 2026	12,978,335	$71	115,042,050	$1,214	$1,164	(3,109,028)	$(40)	(22,129,468)	$(292)	$(4)	$2,113

Net income	-	-	-	-	14	-	-	-	-	-	14

Preferred stock dividends	-	-	-	-	(13)	-	-	-	-	-	(13)

Common stock dividends	-	-	-	-	(9)	-	-	-	-	-	(9)

Deemed contribution on repurchase of Series A Perpetual Preferred Stock (Note 7)	-	-	-	-	20	-	-	-	-	-	20

Issuance of common stock:
2022 Equity and Incentive Compensation Plan:
Restricted stock awards	-	-	245,928	-	-	-	-	(43,434)	-	-	-

Stock-based compensation	-	1	-	2	-	-	-	-	-	-	3

Balance at June 30, 2026	12,978,335	$72	115,287,978	$1,216	$1,176	(3,109,028)	$(40)	(22,172,902)	$(292)	$(4)	$2,128

Net income	-	-	-	-	78	-	-	-	-	-	78

Preferred stock dividends	-	-	-	-	(12)	-	-	-	-	-	(12)

Common stock dividends	-	-	-	-	(8)	-	-	-	-	-	(8)

Stock-based compensation	-	1	-	2	-	-	-	-	-	-	3

Balance at September 30, 2026	12,978,335	$73	115,287,978	$1,218	$1,234	(3,109,028)	$(40)	(22,172,902)	$(292)	$(4)	$2,189

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net income (loss)	$72	$(75)
Adjustments to reconcile net income (loss) to net cash provided by Operating activities:
Depreciation	101	99
Amortization of intangible assets	69	80
Amortization of deferred loan costs	11	12
Amortization of stock-based compensation	14	17
Amortization of program broadcast rights	20	19
Payments on program broadcast obligations	(21)	(20)
Deferred income taxes	-	(37)
Loss (gain) on disposal of long-lived assets, net	20	(4)
Gain on sale of investment	(8)	(5)
Loss from early extinguishment of debt	40	6
Impairment of other intangible assets	-	28
Other	3	11
Changes in operating assets and liabilities:
Accounts receivable, net	12	133
Income taxes receivable or prepaid	(34)	(15)
Other current assets	(17)	(9)
Accounts payable	(13)	(40)
Employee compensation, benefits and pension cost	11	(15)
Accrued interest	(59)	(9)
Income taxes payable	(1)	2
Deferred revenue	38	(1)
Net cash provided by operating activities	258	177

Investing activities:
Acquisitions of businesses and broadcast licenses, net of cash acquired	(302)	-
Purchases of property and equipment	(71)	(65)
Proceeds from asset sales	2	17
Proceeds from sale of investment	10	24
Investments in broadcast, production and technology companies	(8)	(8)
Other	(3)	(2)
Net cash used in investing activities	(372)	(34)

Financing activities:
Proceeds from borrowings on long-term debt	940	1,855
Repayments of borrowings on long-term debt	(928)	(1,858)
Payments on financing leases	(1)	-
Repurchase of Series A preferred stock	(30)	-
Payment of common stock dividends	(25)	(24)
Payment of preferred stock dividends	(39)	(39)
Deferred and other loan costs	(8)	(25)
Payment of taxes related to net share settlement of equity awards	(9)	(5)
Net cash used in financing activities	(100)	(96)
Net (decrease) increase in cash	(214)	47
Cash at beginning of period	368	135
Cash at end of period	$154	$182

Supplemental non-cash investing activities:
Non-cash exchange of television stations (Note 3)	$70	$-

Supplemental non-cash financing activities :
Deemed contribution on repurchase of Series A Perpetual Preferred Stock (Note 7)	$20	$-

See notes to condensed consolidated financial statements.

GRAY MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet of Gray Media, Inc. (and its consolidated subsidiaries, except as the context otherwise provides, “Gray Media,” “Gray,” the “Company,” “we,” “us,” and “our”) as of December 31, 2025, which was derived from our audited financial statements as of December 31, 2025, and our accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine-month periods ended September 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

We manage our business on the basis of two operating segments: broadcasting and production companies. Unless otherwise indicated, all station rank, in-market share and television household data herein are derived from reports prepared by The Nielsen Company, LLC (“Nielsen”) and/or Comscore, Inc. (“Comscore”). While we believe this data to be accurate and reliable, we have not independently verified such data nor have we ascertained the underlying assumptions relied upon therein, and cannot guarantee the accuracy or completeness of such data. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Our financial condition as of, and operating results for the three and nine-months ended September 30, 2026, are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2026.

Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 117 television markets that collectively reach approximately 37% of US television households. The portfolio includes 78 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station in average all-day ratings across the 116 of such markets that were measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 46 markets and Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Variable Interest Entities. We evaluate our investments and joint ventures to determine whether they constitute variable interest entities. We consolidate a VIE when we determine that we are the primary beneficiary. This occurs when, subject to the ultimate control of the licensees, we have the power to direct the activities that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Intercompany balances and transactions are eliminated in consolidation. The Company evaluates variable interest entities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

Equity Method Investments. We have investments in several television, production and technology companies. We account for all material investments in which we have significant influence over the investee under the equity method of accounting. Upon initial investment, we record equity method investments at cost. The amounts initially recognized are subsequently adjusted for our appropriate share of the net earnings or losses of the investee. We record any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as miscellaneous (expense) income, net in our consolidated statements of operations. Investments are also increased by contributions made to and decreased by the distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

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

On February 23, 2023, we, certain of our subsidiaries and a wholly-owned special purpose subsidiary (the “SPV”), entered into a revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Bank, N.A., as administrative agent, and certain third-party financial institutions (the “Purchasers”). The amount sold to the Purchasers was $379 million and $400 million at September 30, 2026 and December 31, 2025, respectively, which was derecognized from the respective condensed consolidated balance sheets. As collateral against sold receivables, the SPV maintains a certain level of unsold receivables, which was $179 million and $344 million at September 30, 2026 and December 31, 2025, respectively. Total receivables sold under the Securitization Facility were $524 million and $589 million at September 30, 2026 and December 31, 2025, respectively.

The following table provides a roll-forward of the allowance for credit losses. The allowance is deducted from the amortized cost basis of accounts receivable in our condensed consolidated balance sheets (in millions):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$16	$15
Increase in provision for credit losses	5	2
Amounts written off	(6)	(2)
Ending balance	$15	$15

Property and Equipment. Property and equipment are carried at cost, or in the case of acquired businesses, at fair value. Depreciation is computed principally by the straight-line method. The following table lists the components of property and equipment by major category (dollars in millions):

			Estimated
	September 30,	December 31,	Useful Lives
	2026	2025	(in years)
Property and equipment, net:
Land	$404	$391
Buildings and improvements	942	940	7	to	40
Equipment	1,220	1,149	3	to	20
Construction in progress	43	32
	2,609	2,512
Accumulated depreciation	(1,079)	(1,003)
Total property and equipment, net	$1,530	$1,509

Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets divested, sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income or expense for the period.

We incurred costs to build public infrastructure within the Assembly Atlanta project. Pursuant to our Purchase and Sale Agreement with the Doraville Community Improvement District (the “CID”), we receive cash reimbursements for the transfer of specific infrastructure projects to the CID and for other construction costs previously incurred. We received cash proceeds from the CID totaling $5 million during the nine-month period ended September 30, 2025. During the nine-months ended September 30, 2026, we did not receive any cash proceeds from the CID.

The following table provides additional information related to the (gain) loss on disposal of long-lived assets, net in our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(Gain) loss on disposal of long-lived assets, net:
Proceeds from sale of fixed assets	$-	(3)	$(2)	$(17)
Net book value of fixed assets disposed	-	2	1	12
Loss on station swap and divestitures (Note 3)	-	-	22	1
Discount - Securitization Facility	-	(1)	(1)	-
Other	-	1	-	(5)
Total	$-	$(1)	$20	$(9)

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine-month periods ended September 30, 2026 and 2025, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Weighted-average shares outstanding-basic	98	97	98	96
Common stock equivalents for stock options and restricted stock	2	-	2	-
Weighted-average shares outstanding-diluted	100	97	100	96

In the table above, for the three and nine-months ended September 30, 2026, there were no restricted stock or performance awards that were excluded due to reporting net income attributable to common shareholders for each period. The three and nine-months ended September 30, 2025 exclude 5,294,567 restricted stock and performance awards due to their dilutive effect on our net loss attributable to common shareholders for each period. See Note 8 “Stock-based Compensation”.

Accumulated Other Comprehensive Loss. Our accumulated other comprehensive loss balances as of September 30, 2026 and December 31, 2025, consist of adjustments to our pension liability, net of tax. Our comprehensive income for the nine-months ended September 30, 2026 included only our net income. Our comprehensive loss for the nine-months ended September 30, 2025 included an adjustment of the fair value of our pension asset and interest rate caps, net of tax, and net loss.

Recent Accounting Pronouncements. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The purpose of this amendment was to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Currently we do not expect that the implementation of these changes will have a material impact on our financial statements.

Certain amounts have been reclassified to conform to the current presentation in our condensed consolidated statement of cash flows and the notes to our condensed consolidated financial statements.

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

Deferred Revenue. We record deferred revenue for cash deposits received from our customers that are to be applied as payment once the performance obligation arises and is satisfied. These deposits are recorded as deferred revenue on our condensed consolidated balance sheets as advertising deposit liabilities. We generally require amounts payable under advertising contracts with our political advertising customers to be paid for in advance. We record the receipt of this cash as an advertising deposit liability. Once the advertisement has been broadcast, the revenue is earned, and we record the revenue and reduce the balance in this deposit liability account. We recorded $7 million of revenue in the nine-months ended September 30, 2026 that was included in the advertising deposit liability balance as of December 31, 2025. We also record other deposit liabilities for cash received in advance for other arrangements, for which revenue is recorded as earned in future periods.

The following table presents our deferred revenue by type (in millions):

	September 30,	December 31,
	2026	2025
Advertising deposit liabilities	$44	$7
Other deposit liabilities	14	13
Total deferred revenue	$58	$20

Disaggregation of Revenue. Revenue from our production companies segment is generated through our direct sales channel. Revenue from our broadcasting and other segment is generated through both our direct and advertising agency intermediary sales channels.

The following table presents our revenue from contracts with customers disaggregated by type of service and sales channel (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Market and service type:
Advertising:
Core	$358	$355	$1,067	$1,060
Political	198	8	311	30
Total advertising	556	363	1,378	1,090
Retransmission consent	366	346	1,064	1,094
Production companies	34	25	89	70
Other	16	15	48	49
Total revenue	$972	$749	$2,579	$2,303

Sales channel:
Direct	$580	$539	$1,683	$1,657
Advertising agency intermediary	392	210	896	646
Total revenue	$972	$749	$2,579	$2,303

3.	Acquisitions and Divestitures

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

The following table summarizes the allocation of the assets acquired and liabilities assumed for the previously described acquisitions (in millions):

	WBBJ	Allen 3	Allen 7	Block	SGH
Accounts receivable	$2	$-	$-	$-	$1
Prepaid and other current assets	-	-	-	2	-
Property and equipment	4	7	15	37	-
Operating leases, right-of-use assets	-	-	8	1	-
Broadcast licenses	16	32	74	39	1
Goodwill	2	17	25	3	-
Other intangible assets	3	1	1	-	-
Current liabilities	-	(1)	(1)	(1)	-
Operating lease liabilities, less current portion	-	-	(7)	(1)	-
	$27	$56	$115	$80	$2

The E. W. Scripps Company

On May 15, 2026, we divested KKTV (CBS) in Colorado Springs, Colorado (DMA 89), KKCO (NBC) in Grand Junction, Colorado (DMA 186) and KMVT (CBS) in Twin Falls, Idaho (DMA 188) to acquire WSYM (FOX) in Lansing, Michigan (DMA 113) and KATC (ABC) in Lafayette, Louisiana (DMA 124) (collectively, the “Station Swap”) from The E. W. Scripps Company. There was no cash or other consideration exchanged in the Station Swap other than the exchange of the assets held by these stations. We remeasured the net assets divested, and based on their fair value of $70 million, recognized a $22 million non-cash loss in the Station Swap which was recorded in (gain) loss on long-lived assets, net in the condensed consolidated statements of operations for the nine-months ended September 30, 2026.

The following table summarizes the assets and liabilities divested and the allocation of the assets acquired and liabilities assumed for the Station Swap (in millions):

	Divested	Acquired
	Stations	Stations
Property and equipment	$32	$13
Operating leases, right-of-use assets	2	-
Broadcast licenses	43	35
Goodwill	17	21
Other intangible assets	-	1
Operating lease liabilities, less current portion	(2)	-
	$92	$70

American Spirit Media

On June 29, 2026, we entered into an asset and equity purchase agreement (“The Purchase Agreement”) with American Spirit Media, LLC (“ASM”) and Southeastern Media Holdings, Inc. (“SMH”), a wholly owned subsidiary of ASM. Under the terms of this agreement, we agreed to acquire the assets of three television stations from ASM and to acquire the equity of SMH, which contains the assets of three additional television stations, thereby acquiring a total of six television stations (collectively, the “ASM Stations”). The terms of the agreement further provide that the transactions will be completed in two closings. The first closing of the agreement was completed on July 1, 2026, in which we acquired the non-license assets of the three stations directly owned by ASM and entered into a local programming and marketing agreement (“LMA”) to operate all six stations, through which we operate the stations by providing programming, sales, operational and administrative services. The second closing of the agreement, under which we will acquire the FCC licenses and related license assets of the three stations directly owned by ASM and the equity of SMH, will be completed upon receipt of the required regulatory approvals and other customary closing conditions. We currently expect that the second closing will be completed late in the fourth quarter of 2026; however, we can provide no assurance that we will receive the required regulatory approvals. Total consideration for the acquisition is anticipated to be $50 million. We paid $40 million of the total consideration at the first closing date and funded the payment with proceeds from the issuance of the additional 2033 1L Notes as described in Note 4 “Long Term Debt”. We anticipate paying the remaining $10 million of consideration upon completion of the second closing.

The ASM Stations are as follows:

DMA	Market	Station	Affiliation

81	Toledo, OH	WUPW	FOX
100	Jackson, MS	WDBD	FOX
125	Wilmington, NC	WSFX-TV	FOX
126	Columbus, GA	WXTX	FOX
146	Wichita Falls, TX	KAUZ-TV	CBS
176	Lake Charles, LA	KVHP	FOX

We account for this transaction as a business combination achieved through contractual arrangements under ASC 805 and ASC 810. We evaluated our arrangements with ASM and SMH and concluded that they represent a Variable Interest Entity (“VIE”) because the holders of the equity investment at risk, lack the power through voting rights to direct the activities that most significantly impact its economic performance. We currently do not hold the equity investment at risk. We concluded that we are the primary beneficiary of the VIE because, under the terms of the associated LMA, we provide programming, sales, operational, and certain administrative services. These services give us the power to direct the daily television station operations and commercial strategy, which represent the activities that most significantly impact the economic performance of the VIE, while we also maintain the obligation to absorb any potential losses.

Consequently, we consolidated the VIE effective July 1, 2026, and recorded the assets acquired and liabilities assumed at fair value. All intercompany balances have been eliminated. The remaining $10 million payable to the lender of ASM is expected to be paid at second closing and is included in other accrued expenses on our condensed consolidated balance sheets. The total preliminary purchase price allocated to the assets acquired and liabilities assumed was based on their estimated fair values as of July 1, 2026. No fair value was assigned to non-controlling interest as the final payment of $10 million represents the remaining value of the outstanding equity in ASM. Furthermore, due to the rights and obligations under the LMA, we are responsible for funding all operating losses of ASM and receives all operating income.

Until completion of the second closing, the assets of the consolidated VIE can only be used solely to settle the obligations of the VIE, and the creditors of the VIE do not have recourse to our general credit.

The following table summarizes the provisional allocation of the assets acquired and liabilities assumed for the VIE, as follows (in millions):

Amount
Cash	$3
Accounts receivable	2
Property and equipment	8
Broadcast licenses	34
Goodwill	7
Current liabilities	(11)
Deferred tax liability	(3)
$40

Amounts in the table above are not significantly different from the amounts recorded at September 30, 2026, in the accompanying condensed consolidated balance sheet.

The allocation of assets and liabilities assumed has been finalized for all acquisitions closed through September 30, 2026, other than Block, the Station Swap and ASM. The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of certain tangible and intangible assets, and goodwill, which represents the excess of the purchase price over the fair value of the net tangible and other intangible assets acquired. We expect to obtain the information necessary to finalize the fair value of assets acquired during the measurement period, not to exceed one year from the respective acquisition dates. Changes to the preliminary estimate of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill in the period they occur. During the three-month period ended September 30, 2026, we recognized no measurement period adjustments.

Accounts receivable are recorded at their fair value representing the amount we expect to collect. Expected uncollectible balances are not material. Property and equipment and other intangible assets are being depreciated and amortized consistent with our accounting policies in our 2025 Form 10-K. Broadcast licenses are indefinite-lived intangibles.

Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, as well as future synergies that we expect to generate from each acquisition. Goodwill is generally expected to be deductible for income tax purposes, except for the portion of goodwill related to the equity purchase component of the SMH acquisition. We estimate non-deductible goodwill for SMH to be $3 million.

We recognized $11 million and $4 million in acquisition-related professional service fees during the nine-months ended September 30, 2026 and 2025, respectively, which were included in corporate and administrative expenses on the condensed consolidated statement of operations.

Unaudited Pro Forma Financial Information – 2026 Acquisitions. The WBBJ, Allen 3, Allen 7, Block, SGH, ASM Stations are collectively referred to as the “2026 Acquisitions” and Station Swap. The following table sets forth certain unaudited pro forma information for the nine-months ended September 30, 2026 and September 30, 2025, assuming that the 2026 Acquisitions and Station Swap occurred on January 1, 2025 (in millions, except per share data):

	Nine Months Ended
	September 30,
	2026	2025

Revenue (less agency commissions)	$2,662	$2,481

Net income (loss)	$84	$(82)

Net income (loss) attributable to common stockholders	$66	$(121)

Basic net income (loss) per common share	$0.67	$(1.26)

Diluted net income (loss) per common share	$0.66	$(1.26)

This pro forma financial information is based on Gray’s historical results of operations and the historical results of operations of the television stations acquired in the 2026 Acquisitions and Station Swap, adjusted for the effect of fair value estimates and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we completed the 2026 Acquisitions and Station Swap on January 1, 2025 or on any other historical date, nor is it reflective of our expected results of operations for any future period. The pro forma adjustments for the nine-months ended September 30, 2026 and 2025 reflect depreciation expense and amortization of finite-lived intangible assets related to the fair value of the assets acquired, transaction related expenses and related tax effects of the adjustments. This pro forma financial information has been prepared based on estimates and assumptions that we believe are reasonable as of the date hereof, and are subject to change based on, among other things, changes in the fair value estimates or underlying assumptions.

Pending Acquisitions

On June 24, 2026, we entered into an agreement with WHPM-TV, LLC to acquire the television station WHPM (FOX) in Hattiesburg, Mississippi (DMA 168) and entered into a local programming and marketing agreement to operate the station effective on completion of the first closing. We paid $3 million of the total consideration and funded the payment with cash on hand. We anticipate paying the remaining $1 million of consideration upon completion of the second closing in the fourth quarter of 2026 and will fund the remaining amount due with cash on hand. The second closing is subject to regulatory approval and other customary closing conditions; however, we can provide no assurance that we will receive the required regulatory approvals.

4.	Long-term Debt

As of September 30, 2026 and December 31, 2025, long-term debt consisted of obligations under our 2019 Senior Credit Facility (as defined below), our 5.875% senior notes due 2026 (the “2026 Notes”), our 10.5% senior secured first lien notes due 2029 (the “2029 1L Notes”), our 4.75% senior notes due 2030 (the “2030 Notes”), our 5.375% senior notes due 2031 (the “2031 Notes”), our 9.625% senior secured second lien notes due 2032 (the “2032 2L Notes”), our 7.25% senior secured first lien notes due 2033 (the “2033 1L Notes”) and our 7.500% senior secured first lien notes due 2034 (the “2034 1L Notes”) as follows (in millions):

	September 30,	December 31,
	2026	2025
Long-term debt :
Senior Credit Facility:
2028 1L Term Loan (matures December 1, 2028)	$739	$739
2026 1L Term Loan	-	10
Senior secured first lien notes:
2029 1L Notes (matures July 15, 2029)	350	1,125
2033 1L Notes (matures August 15, 2033)	845	775
2034 1L Notes (matures September 15, 2034)	750	-
Senior secured second lien notes:
2032 2L Notes (matures July 15, 2032)	1,150	1,150
Senior unsecured notes:
2026 Notes	-	2
2030 Notes (matures October 15, 2030)	790	790
2031 Notes (matures November 15, 2031)	1,198	1,219
Total outstanding principal, including current portion	5,822	5,810
Unamortized deferred loan costs - Senior Credit Facility	(10)	(13)
Unamortized deferred loan costs - 2029 1L Notes	(2)	(9)
Unamortized deferred loan costs - 2030 Notes	(5)	(7)
Unamortized deferred loan costs - 2031 Notes	(8)	(10)
Unamortized deferred loan costs - 2032 2L Notes	(15)	(17)
Unamortized deferred loan costs - 2033 1L Notes	(14)	(15)
Unamortized deferred loan costs - 2034 1L Notes	(8)	-
Unamortized premium - 2032 Notes	4	5
Less current portion	-	(2)
Long-term debt, less current portion and deferred financing costs	$5,764	$5,742

Revolving Credit Facility:
Revolving Credit Facility commitment(1)	$750	$750
Undrawn outstanding letters of credit	(5)	(5)
Borrowing availability under Revolving Credit Facility	$745	$745

(1)

On October 8, 2026, we amended our 2019 Senior Credit Facility to, among other things, decrease our commitments under our revolving credit facility to $680 million, from $750 million, and extend the maturity date from December 1, 2028 to July 15, 2030. See Note 15, “Subsequent Events”.

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

On June 30, 2026, we issued $70 million in additional 2033 1L Notes in a private placement transaction. The proceeds were used to: (i) fund $40 million in purchase price consideration at the first closing of our acquisition of the ASM Stations (on July 1, 2026, described in Note 3, “Acquisitions and Divestitures”) and (ii) fund our repurchase of an aggregate of 50,000 shares of Series A Perpetual Preferred Stock of the Company (“Series A Perpetual Preferred Stock”) for $30 million. See Note 7, “Preferred Stock.”

On July 21, 2026, we repurchased, in a privately negotiated transaction, $100 million aggregate principal amount of our 2029 1L Notes and $20 million aggregate principal amount of our 2031 Notes, in each case, at a purchase price of par plus accrued and unpaid interest on the respective notes to the date of repurchase. The repurchase was funded using available liquidity, including cash on hand and borrowings under our existing revolving credit facility.

On August 21, 2026, we issued $750 million in 2034 1L Notes. The proceeds were used to: (i) redeem $675 million in 10.5% 2029 1L Notes (ii) repay $21 million in outstanding borrowings under our revolving credit facility and (iii) cover transaction fees, expenses, call premiums, and accrued interest tied to the 2029 1L Notes redemption.

The terms of the 2034 1L Notes are governed by an indenture, dated as of August 21, 2026, between Gray, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Indenture”). The Indenture contains covenants that limit the ability of the Company and any guarantors to, among other things, (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into certain transactions with affiliates of the Company; (iv) enter into certain transactions that restrict distributions from restricted subsidiaries; (v) sell or otherwise dispose of assets; (vi) create or incur liens; (vii) merge, consolidate or sell all or substantially all of the Company’s assets; (viii) place restrictions on the ability of subsidiaries to pay dividends or make other payments to the Company; and (ix) designate the Company’s subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

The Indenture contains customary events of default, including, among other things, (i) failure to make required payments; (ii) failure to comply with certain agreements or covenants; (iii) failure to pay certain other indebtedness; (iv) certain events of bankruptcy and insolvency; and (v) failure to pay certain judgments. An event of default under the Indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding series of notes, as applicable, issued under such Indenture to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the applicable series of notes.

The 2034 1L Notes mature on September 15, 2034. Interest accrues on the 2034 1L Notes from August 21, 2026, and is payable semiannually, on March 15 and September 15 of each year, beginning on March 15, 2027. We may redeem some or all of the 2034 1L Notes at any time after September 15, 2029 at redemption prices specified in the Indenture. We may also redeem up to 40% of the aggregate principal amount of the 2034 1L Notes at 107.500% prior to September 15, 2029 using the net cash proceeds from certain equity offerings, provided, however, that at least 60% of the aggregate principal amount of the 2034 1L Notes originally issued on August 21, 2026 remains outstanding immediately after such redemption. In addition, we may redeem some or all of the 2034 1L Notes at any time prior to September 15, 2029 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a make whole premium set forth in the Indenture. Prior to September 15, 2029, we may redeem up to 10% of the original principal amount of the 2034 1L Notes (including any additional notes) in any calendar year commencing with the calendar year in which the issue date occurs (but no more than three times in total), at a price equal to 103% of the aggregate principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2034 1L Notes.

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

As of September 30, 2026, the interest rate on the balance outstanding under the 2028 term loan was 6.8%.

For all interest-bearing obligations, we made interest payments of approximately $389 million and $331 million during the nine-months ended September 30, 2026 and 2025, respectively. During the nine-months ended September 30, 2026 and 2025, we capitalized less than $1 million and $2 million of interest payments related to the Assembly Atlanta project, respectively.

As of September 30, 2026, the aggregate minimum principal maturities of our long-term debt for the remainder of 2026 and the succeeding 5 years were as follows (in millions):

	Minimum Principal Maturities
Year	2019 Senior 1L Credit Facility	2029 1L Notes	2030 Notes	2031 Notes	2032 2L Notes	2033 1L Notes	2034 1L Notes	Total
Remainder of 2026	$-	$-	$-	$-	$-	$-	$-	$-
2027	-	-	-	-	-	-	-	-
2028	739	-	-	-	-	-	-	739
2029	-	350	-	-	-	-	-	350
2030	-	-	790	-	-	-	-	790
2031	-	-	-	1,198	-	-	-	1,198
Thereafter	-	-	-	-	1,150	845	750	2,745
Total	$739	$350	$790	$1,198	$1,150	$845	$750	$5,822

As of September 30, 2026, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or to the guarantor subsidiaries. Our 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply. The 2029 1L Notes, 2030 Notes, 2031 Notes, 2032 2L Notes, 2033 1L Notes and 2034 1L Notes also include covenants with which we must comply. As of September 30, 2026 and December 31, 2025, we were in compliance with all required covenants under all our debt obligations.

See Note 15, “Subsequent Events” for information on our refinancing activities that occurred after September 30, 2026.

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

The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable, employee compensation and benefits, accrued interest, other accrued expenses, and deferred revenue approximate fair value at both September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, the carrying amount of our long-term debt was $5.8 billion and $5.7 billion, respectively, and the fair value was $5.2 billion and $5.5 billion, respectively. The fair value of our long-term debt is based on observable estimates provided by third-party financial professionals as of each date, and as such is classified within Level 2 of the fair value hierarchy.

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

Our common stock and Class A common stock are entitled to receive cash dividends if declared, on an equal per-share basis. The Board of Directors declared a quarterly cash dividend of $0.08 per share on our common stock and Class A common stock to shareholders of record during March, June, and September of 2026 and 2025, payable on the last business day of March, June, and September, 2026 and 2025. The total common stock and Class A common stock dividends declared and paid during each of the nine-month periods ended September 30, 2026 and 2025 were $25 million and $24 million, respectively.

Under our various employee benefit plans, we may, at our discretion, issue authorized and unissued shares, or previously issued shares held in treasury, of our Class A common stock or common stock. As of September 30, 2026, we had reserved 15.5 million shares and 2.6 million shares of our common stock and Class A common stock, respectively, for future issuance under various employee benefit plans.

7.	Preferred Stock

At September 30, 2026 and December 31, 2025, there were 600,000 shares and 650,000 shares, respectively, of our Series A Perpetual Preferred Stock outstanding with a stated face value and liquidation value of $1,000 per share. As described in Note 4, “Long Term Debt,” on June 30, 2026, we issued $70 million of additional 2033 1L Notes in a private placement transaction, of which $30 million was used to repurchase an aggregate of 50,000 shares of Series A Perpetual Preferred Stock having an aggregate liquidation preference of $50 million for a total purchase price of $30 million plus accrued but unpaid dividends. We recognized a $20 million deemed contribution on the repurchase of the Series A Perpetual Preferred Stock on our condensed consolidated statements of operations for the calculation of net income (loss) attributable to common stockholders for the nine-months ended September 30, 2026 and on our condensed consolidated statements of stockholders’ equity.

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

We recognize compensation expense for stock-based payment awards made to our employees, consultants and directors. The following table provides our stock-based compensation expense and related income tax benefit for the three and nine-month periods ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock-based compensation expense, gross	$3	$5	$14	$17
Income tax benefit at our statutory rate associated with share-based compensation	(1)	(1)	(4)	(4)
Stock-based compensation expense, net	$2	$4	$10	$13

All shares of Class A common stock and common stock underlying outstanding restricted stock units and performance awards are counted as issued at target levels under the 2022 Equity and Incentive Compensation Plan (the “2022 EICP”) for purposes of determining the number of shares available for future issuance.

A summary of restricted Class A common stock, common stock and restricted stock units activity for the nine-month periods ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended
	September 30, 2026		September 30, 2025
		Weighted-		Weighted-
		average		average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock - common:
Outstanding - beginning of period (1)	3,090,376	$6.09	2,567,707	$9.03
Granted(1)	1,508,595	$4.84	1,449,846	$4.00
Vested	(1,654,837)	$6.06	(851,400)	$10.11
Outstanding - end of period (1)	2,944,134	$5.47	3,166,153	$6.44

Restricted stock - Class A common:
Outstanding - beginning of period (1)	2,064,540	$7.66	1,589,020	$9.78
Granted(1)	779,527	$11.93	961,422	$6.97
Vested	(887,466)	$8.34	(422,028)	$12.26
Outstanding - end of period (1)	1,956,601	$9.06	2,128,414	$8.02

Restricted stock units - common stock:
Outstanding - beginning of period	-	$-	1,229,390	$5.72
Vested	-	$-	(1,163,515)	$5.72
Forfeited	-	$-	(65,875)	$5.72
Outstanding - end of period	-	$-	-	$-

(1)	For awards subject to future performance conditions, amounts assume target performance.

9.	Leases

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

As of September 30, 2026, our operating leases substantially have remaining terms of one year to 99 years, some of which include options to extend and/or terminate the leases. We do not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Cash flow movements related to our lease activities are included in other assets and accounts payable and other liabilities as presented in net cash provided by operating activities in our condensed consolidated statements of cash flows for the nine-months ended September 30, 2026 and 2025.

As of September 30, 2026, the weighted-average remaining term of our operating leases was approximately nine years. The weighted-average discount rate used to calculate the values associated with our operating leases was 7.24%. The table below describes the nature of lease expense and classification of operating lease expense recognized in the three and nine-months ended September 30, 2026 and 2025, respectively (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease expense
Operating lease expense	$5	$4	$14	$13
Short-term lease expense	2	1	7	3
Total lease expense	$7	$5	$21	$16

The maturities of operating lease liabilities as of September 30, 2026, for the remainder of 2026 and the succeeding years were as follows (in millions):

Year ending December 31,	Operating Leases
Remainder of 2026	$4
2027	16
2028	13
2029	13
2030	12
Thereafter	61
Total lease payments	119
Less: Imputed interest	(33)
Present value of lease liabilities	$86

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

We recognize revenue from fixed payments on a straight-line basis over the applicable term of the lease agreements, whose lives range between one and 42 years. The excess of straight-line revenue recognized over the fixed payments received is recorded as deferred rent receivable in other assets on our condensed consolidated balance sheets. The deferred rent receivable balance was $12 million and $10 million as of September 30, 2026 and December 31, 2025, respectively. We recognize revenue from variable payments each period as earned.

Cash flow activities related to our lease activities for assets we lease to third parties are included in other assets and accounts receivable as presented in net cash provided by operating activities in our condensed consolidated statements of cash flows.

The following table describes the nature of our lease revenue and classification of operating lease revenue recognized in the three and nine-months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease revenue:
Fixed lease revenue	$6	$6	$17	$17
Variable lease revenue	3	3	10	11
Total operating lease revenue	$9	$9	$27	$28

The following table presents our future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2026 (in millions):

Year ending December 31,	Operating Leases
Remainder of 2026	$6
2027	24
2028	23
2029	23
2030	23
Thereafter	204
Total lease receipts	$303

10.	Income Taxes

For the three and nine-month periods ended September 30, 2026 and 2025, our income tax (benefit) expense and effective income tax rates were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$30	$(18)	$27	$(12)
Effective income tax rate	28%	(64%)	27%	(14%)

We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full year projections, which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits to adjust our statutory federal income tax rate of 21% to our effective income tax rate. For the nine-month period ended September 30, 2026, these estimates increased or decreased our statutory Federal income tax rate to our effective income tax expense rate of 27% as follows: state income taxes added 5%, permanent differences between our U.S. GAAP income and taxable income increased our rate by 2% and discrete items reduced our rate by 1%. For the nine-month period ended September 30, 2025, these estimates increased or decreased our statutory federal income tax benefit rate to our effective income tax benefit rate of 14% as follows: state income taxes added 2%, permanent differences between our U.S. GAAP income and taxable income reduced our rate by 7% and discrete items reduced our rate by 2%.

During the nine-months ended September 30, 2026, we made $60 million of federal and state income tax payments, net of refunds. As of December 31, 2025, we have an aggregate of approximately $258 million of various state operating loss carryforwards, of which we expect that approximately $162 million will not be utilized due to Section 382 limitations under the Internal Revenue Code and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets. We reassess our state operating loss carry forwards at the end of each calendar year.

11.	Retirement Plans

The components of our net periodic pension benefit are included in miscellaneous income in our condensed consolidated statements of operations. During the nine-months ended September 30, 2026 and 2025, the amount recorded as a benefit was not material, and we did not make a contribution to our defined benefit pension plans. During the remainder of 2026, we do not expect to make a contribution to these plans.

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

During the nine-month period ended September 30, 2026, we contributed $19 million in matching cash contributions to the 401(k) plan. Based upon employee participation as of September 30, 2026, during the remainder of 2026, we expect to contribute $6 million of matching cash contributions to this plan.

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

The following tables present our business segment information (in millions):

	Three-Month Periods				Nine-Month Periods
		Production				Production
For the periods ended September 30, 2026	Broadcasting	Companies	Other	Consolidated	Broadcasting	Companies	Other	Consolidated

Revenue (less agency commissions)	$938	$34	$-	$972	$2,490	$89	$-	$2,579
Less:(1)
Payroll and employee benefits	241	6	15	262	699	17	48	764
Network affiliation fees	216	-	-	216	622	-	-	622
Programming	27	5	-	32	90	8	-	98
Depreciation and amortization	44	6	-	50	152	17	1	170
Loss on disposal of assets, net	-	-	-	-	20	-	-	20
Other segment items(2)	112	17	17	146	309	53	60	422
Segment operating income (loss)	$298	$-	$(32)	266	$598	$(6)	$(109)	483
Other income (expense):
Miscellaneous income, net				-				8
Interest expense				(118)				(352)
Loss on early extinguishment of debt				(40)				(40)
Income before income tax				$108				$99

Capital expenditures (excluding business combinations)	$29	$6	$-	$35	$51	$20	$-	$71

For the periods ended September 30, 2025

Revenue (less agency commissions)	$724	$25	$-	$749	$2,233	$70	$-	$2,303
Less:(1)
Payroll and employee benefits	216	5	14	235	645	15	46	706
Network affiliation fees	214	-	-	214	681	-	-	681
Programming	24	4	-	28	83	7	-	90
Depreciation and amortization	50	6	-	56	164	14	1	179
Impairment of intangible assets	-	-	-	-	28	-	-	28
(Gain) loss on disposal of assets, net	(1)	-	-	(1)	(10)	1	-	(9)
Other segment items(2)	88	13	14	115	273	40	39	352
Segment operating income (loss)	$133	$(3)	$(28)	102	$369	$(7)	$(86)	$276
Other expense:
Miscellaneous expense, net				(3)				(2)
Interest expense				(120)				(355)
Loss on early extinguishment of debt				(7)				(6)
Loss before income tax				$(28)				$(87)

Capital expenditures (excluding business combinations)	$19	$6	$-	$25	$40	$25	$-	$65

		Production
	Broadcasting	Companies	Other	Consolidated
As of September 30, 2026:
Goodwill	$2,671	$28	$-	$2,699
Investments in broadcasting and technology companies	$24	$-	$14	$38
Total assets	$9,544	$660	$290	$10,494

As of December 31, 2025:
Goodwill	$2,614	$28	$-	$2,642
Investments in broadcasting and technology companies	$23	$1	$13	$37
Total assets	$9,326	$647	$467	$10,440

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2)

Other segment items for each reportable segment includes professional services expense, repairs and maintenance expense, occupancy expense (including property tax expense), and certain overhead expenses.

14.	Goodwill and Intangible Assets

During the nine-months ended September 30, 2025, we recorded a non-cash impairment charge of $28 million related to the changes to the network affiliation at one station. As a result of this change, our finite-lived intangible assets decreased during that period. During the nine-months ended September 30, 2026, there were no non-cash impairment charges recognized.

For the nine-months ended September 30, 2026, the following table presents a summary of changes in our goodwill and other intangible assets, on a net basis (in millions):

	Net Balance at			Net Balance at
	December 31,			September 30,
	2025	Net Additions	Amortization	2026

Goodwill	$2,642	$57	$-	$2,699
Broadcast licenses	5,309	188	-	5,497
Finite-lived intangible assets	157	6	(69)	94
Total intangible assets net of accumulated amortization	$8,108	$251	$(69)	$8,290

As of September 30, 2026 and December 31, 2025, our intangible assets and related accumulated amortization expense consisted of the following (in millions):

	As of September 30, 2026			As of December 31, 2025
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets not currently subject to amortization:
Broadcast licenses	$5,551	$(54)	$5,497	$5,363	$(54)	$5,309
Goodwill	2,699	-	2,699	2,642	-	2,642
	$8,250	$(54)	$8,196	$8,005	$(54)	$7,951

Intangible assets subject to amortization:
Network affiliation agreements	$173	$(166)	$7	$170	$(151)	$19
Other finite lived intangible assets	945	(858)	87	947	(809)	138
	$1,118	$(1,024)	$94	$1,117	$(960)	$157

Total intangibles	$9,368	$(1,078)	$8,290	$9,122	$(1,014)	$8,108

Amortization expense for the nine-month periods ended September 30, 2026 and 2025 was $69 million and $80 million, respectively. Based on the intangible assets subject to amortization as of September 30, 2026, we expect that amortization expense for the remainder of 2026 would be approximately $13 million, and, for the succeeding five years, amortization expense will be approximately as follows: 2027, $42 million; 2028, $14 million; 2029, $3 million; 2030, $3 million; 2031, $2 million and thereafter, $17 million. If and when acquisitions and dispositions occur in the future, actual amounts may vary materially from these estimates.

15.	Subsequent Events

On October 8, 2026, we amended our 2019 Senior Credit Facility. Among other things, the amended 2019 Senior Credit Facility provides for (i) a new $600 million tranche G term loan (the “Term Loan G”) that matures on July 15, 2030 and (ii) the reduction of our revolving credit facility commitments to $680 million and the extension of the revolving credit facility maturity date from December 1, 2028 to July 15, 2030, subject to a springing earlier maturity date to 91 days inside the maturity date of the Term Loan G if more than $200 million principal amount of the Term Loan G remains outstanding on such date (the “Revolving Credit Facility”). Proceeds from the Term Loan G were used to repay a portion of the Company’s existing term loan maturing on December 1, 2028 (the “Term Loan D”), leaving $150 million aggregate principal amount outstanding of the Term Loan D, and to pay related fees and expenses. Other terms remain consistent with the Term Loan D, as amended and restated on March 31, 2026.

On October 9, 2026, we entered into an incremental amendment to the 2019 Senior Credit Facility increasing the $600 million Term Loan G by $75 million (the “Incremental TLG”). The Incremental TLG has terms that are identical to, and fungible with, the Term Loan G. The net proceeds from the Incremental TLG, together with cash on hand, were used to (i) redeem $150 million outstanding principal amount of our 2029 1L Notes and (ii) pay fees and expenses in connection with the issuance and redemption, including the approximately $8 million call premium and approximately $4 million of accrued and unpaid interest on the 2029 1L Notes that were redeemed. After this redemption, $200 million remained outstanding on our 2029 1L Notes.

On November 2, 2026, we repaid $25 million on Term Loan G, prepaying all required future amortization payments.

On November 5, 2026, we entered into a sixth amendment (the “Amendment”) to the receivables purchase agreement, dated as of February 23, 2023 (as amended, including by the Amendment, the “Receivables Purchase Agreement”), by and among the SPV, the Company, as servicer, Wells Fargo Bank, N.A., as administrative agent, and the Purchasers, pursuant to which, among other things, we (i) added an additional $50 million uncommitted tranche available to the SPV, (ii) extended the scheduled termination date thereunder to November 5, 2029, (iii) reduced the drawn pricing margin from 1.25% to 1.15%, (iv) joined certain parties as additional purchasers and (v) modified the concentration limits of certain obligor groups. Other than as amended by the Amendment, all other terms under the Receivables Purchase Agreement and other documents related to the Securitization Facility remain in full force and effect, without modification.

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

Business Overview. We are a multimedia company headquartered in Atlanta, Georgia. We are the nation’s largest owner of top-rated local television stations and digital assets serving 117 television markets that collectively reach approximately 37% of US television households. The portfolio includes 78 markets with the top-rated television station and 101 markets with the first and/or second highest rated television station in average all-day ratings across the 116 of such markets that were measured by Nielsen in 2025. We also own the largest Telemundo Affiliate group with 46 markets and  Gray Digital Media, a full-service digital agency offering national and local clients digital marketing strategies with the most advanced digital products and services. Our additional media properties include video production companies Raycom Sports, Tupelo Media Group, and PowerNation Studios, and studio production facilities Assembly Atlanta and Third Rail Studios.

Our operating revenues are derived primarily from broadcasting and digital advertising, retransmission consent fees and, to a lesser extent, other sources such as production of television and event programming, television commercials, tower rentals and management fees. For the nine-months ended September 30, 2026 and 2025, we generated revenue of $2.6 billion and $2.3 billion, respectively.

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

We derived a material portion of our non-political broadcast advertising revenue from advertisers in a limited number of industries, particularly the services sector, comprising financial, legal and medical advertisers, and the automotive industry. The services sector has become an increasingly important source of advertising revenue over the past few years. During the nine-months ended September 30, 2026 and 2025, approximately 27% and 26%, respectively, of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to the services sector. During both the nine-months ended September 30, 2026 and 2025, approximately 17% of our broadcast advertising revenue (excluding political advertising revenue) was obtained from advertising sales to automotive customers. Revenue from these industries may represent a lower percentage of total revenue in even-numbered years due to, among other things, the decreased availability of advertising time, as a result of such years being the “on year” of the two-year election cycle.

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

Revenue

Set forth below are the principal types of revenue, less agency commissions, earned by us for the periods indicated and the percentage contribution of each type of revenue to our total revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Revenue:
Core advertising	$358	37%	$355	47%	$1,067	41%	$1,060	46%
Political	198	20%	8	1%	311	12%	30	1%
Retransmission consent	366	38%	346	46%	1,064	41%	1,094	48%
Production companies	34	3%	25	3%	89	3%	70	3%
Other	16	2%	15	3%	48	3%	49	2%
Total	$972	100%	$749	100%	$2,579	100%	$2,303	100%

Results of Operations

As described in Note 3, “Acquisitions and Divestitures” within the accompanying condensed consolidated financial statements, during the nine-months ended September 30, 2026, we acquired stations from Bahakel Communications, Ltd., Allen Media Group, Block Communications, Inc., Sagamore Hill Broadcasting, Inc., and American Spirit Media, LLC (collectively, the “2026 Acquisitions”) and swapped stations with The E. W. Scripps Company.

Three Months Ended September 30, 2026 (“the 2026 three-month period”) Compared to Three Months Ended September 30, 2025 (“the 2025 three-month period”)

Revenue. Total revenue increased by $223 million, or 30% in the 2026 three-month period. The 2026 Acquisitions contributed $66 million of the increase in total revenue. During the 2026 three-month period:

●

Core advertising revenue increased by $3 million or 1%, primarily resulting from the 2026 Acquisitions, which contributed $24 million of core advertising revenue, offset, in part by macro-economic softness.

●

Consistent with 2026 being the “on-year” of the two-year election cycle, political advertising revenue increased by $190 million. The 2026 Acquisitions contributed $4 million of political advertising revenue.

●

Retransmission consent revenue increased by $20 million or 6%. The 2026 Acquisitions contributed $37 million of retransmission consent revenue. The net decrease in retransmission consent revenue, after adjusting for the 2026 Acquisitions, was due to a decrease in subscribers and the transition of one television station to independent status on August 15, 2025, offset, in part, by an increase in rates.

●	Production company revenue increased by $9 million, or 36%, in the 2026 three-month period due to increases in the sports production contracts.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization and gains on disposal of long-lived assets) increased $54 million, or 10%, to $596 million in the 2026 three-month period. The 2026 Acquisitions contributed $52 million of broadcasting expenses. During the 2026 three-month period:

●	Broadcasting total payroll expenses and related benefits increased by $26 million, primarily as a result of increases in staffing from the 2026 Acquisitions.
●

Broadcasting non-payroll expenses increased by $29 million primarily due to the various expense increases 2026 Acquisitions and an increase in software license expenses and professional services expenses.

Production Company Expenses. Production company operating expenses (before depreciation, amortization and gain on disposal of long-lived assets) increased by $7 million, or 32%, in the 2026 three-month period due to increases in payroll expenses, contract labor and property taxes.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $3 million, or 11%, to $31 million during the 2026 three-month period primarily due to increases in payroll expenses, software license expenses and transaction-related professional services. Non-cash stock-based compensation expenses were $3 million and $5 million in the 2026 three-month period and the 2025 three-month period, respectively.

Depreciation. Depreciation of property and equipment totaled $34 million and $33 million in the 2026 three-month period and the 2025 three-month period, respectively. Depreciation expenses have increased due to the 2026 Acquisitions, offset in part by property and equipment that became fully depreciated.

Amortization. Amortization of intangible assets totaled $16 million and $23 million in the 2026 three-month period and 2025 three-month period, respectively. The decrease in amortization expense was the result of finite-lived intangible assets becoming fully amortized, offset, in part, by additional amortization from recently acquired stations.

(Gain) Loss on Disposal of Long-Lived Assets, Net. Disposals of long-lived assets were less than $1 million for the 2026 three-month period. Gain on disposal of long-lived assets was $1 million in the 2025 three-month period, primarily resulting from the sale of easements and the assignment of leases at some of our television broadcast tower sites.

Miscellaneous Expense, Net. Miscellaneous expense, net was less than $1 million for the 2026 three-month period. For the 2025 three-month period, miscellaneous expense, net was $3 million. In the 2025 three-month period, the Gray Pension Plan entered into an annuity contract that assumed the obligation to provide monthly annuity payments for a subset of the plan’s retirees beginning July 1, 2025. As a result, the plan was remeasured as of September 30, 2025, and we recorded a settlement charge of $4 million in the three-month period of 2025.

Interest Expense. Interest expense decreased by $2 million to $118 million in the 2026 three-month period compared to $120 million in the 2025 three-month period primarily due to our refinancing transactions, offset by interest rate changes on our term loan.

Loss from Early Extinguishment of Debt. During the 2026 three-month period, we recorded a loss of $40 million primarily as a result of the issuance of our 2034 1L Notes and the partial repayment of our 2029 1L Notes. During the 2025 three-month period, we recorded a loss of $7 million primarily as a result of the issuance of our 2032 Notes (2L) and 2033 Notes (1L), the repayment of our 2027 Notes and the repayment of portions of our 2024 and 2021 Term Loans during the quarter.

Income Tax Expense (Benefit). We recognized an income tax expense of $30 million in the 2026 three-month period and income tax benefit of $18 million in the 2025 three-month period. Our effective income tax expense rate was 28% in the 2026 three-month period and income tax benefit rate was 64% in the 2025 three-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. See Note 10, “Income Taxes” within the accompanying condensed consolidated financial statements for a reconciliation of our effective income tax rate.

Nine-Months Ended September 30, 2026 (“the 2026 nine-month period”) Compared to Nine-Months Ended September 30, 2025 (“the 2025 nine-month period”)

Revenue. Total revenue increased by $276 million, or 12%, in the 2026 nine-month period from the 2025 nine-month period. The 2026 Acquisitions contributed $110 million of the increase in total revenue. During the 2026 nine-month period:

●

Core advertising revenue increased by $7 million or 1%, due to the 2026 Acquisitions, which contributed $40 million of additional advertising revenue, offset, in part, by macro-economic softness. We recorded advertising revenue of $10 million from the broadcast of the Super Bowl on our 54 NBC and 47 Telemundo channels in the 2026 nine-month period, compared to an aggregate of $9 million of advertising revenue relating to the broadcast of the Super Bowl on our 27 FOX channels during the 2025 nine-month period.

●

Consistent with 2026 being the “on-year” of the two-year political advertising cycle, political advertising revenue increased by $281 million, compared to the 2025 nine-month period. The 2026 Acquisitions contributed $8 million of additional political advertising revenue during the 2026 nine-month period.

●

Retransmission consent revenue decreased by $30 million or 3%, due to the net effect of a decrease in subscriptions, the transition of one station to independent status on August 15, 2025, as well as a distribution dispute with a satellite television company removing our stations from its platform from March 2026 through May 1, 2026, offset, in part, by an increase in rates. The 2026 Acquisitions contributed $60 million of additional retransmission revenue during the 2026 nine-month period.

●	Production company revenue increased by $19 million, or 27%, compared to the 2025 nine-month period, due to increases in the sports productions contracts.

Broadcasting Expenses. Broadcasting expenses (before depreciation, amortization, impairment and gain or loss on disposal of assets) increased $38 million or 2%, to $1.7 billion. The 2026 Acquisitions contributed $84 million to broadcasting expenses. During the 2026 nine-month period:

●

Broadcasting payroll expenses increased by $55 million, or 8%, compared to the 2025 nine-month period, due to the 2026 Acquisitions, as well as recurring, routine compensation changes and increased costs of employee healthcare benefits. There was no non-cash stock-based compensation for our broadcasting segment for the 2026 nine-month period. Non-cash stock-based compensation was $1 million for the 2025 nine-month period.

●

Broadcasting non-payroll expenses decreased by $17 million, or 2%, compared to the 2025 nine-month period, primarily due  to a decrease in network affiliation fees, offset by an increase in software license expenses, professional services expenses and increases in various expenses due to the 2026 Acquisitions. Network affiliation fees decreased $59 million primarily due to the transition of one of our station to independent status on August 15, 2025.

Production Company Expenses. Production company expenses (before depreciation, amortization, and gain or loss on disposal of assets) increased by approximately $17 million to $79 million in the 2026 nine-month period, compared to $62 million in the 2025 nine-month period. Production company operating expenses in the 2026 nine-month period increased primarily due to increases in payroll expenses, contract labor, property taxes and equipment rental expense related to an increase in sports production.

Corporate and Administrative Expenses. Corporate and administrative expenses (before depreciation, amortization and gain or loss on disposal of assets) increased by $22 million to $107 million in the 2026 nine-month period. During the 2026 nine-month period, corporate and administrative expenses increased primarily due to transaction-related professional services expenses. Non-cash stock-based compensation expenses was $14 million in the 2026 nine-month period compared to $16 million in the 2025 nine-month period.

Depreciation. Depreciation of property and equipment totaled $101 million and $99 million in the 2026 nine-month period and the 2025 nine-month period, respectively. Depreciation expense increased during the 2026 nine-month period due to property and equipment acquired both to support our existing stations as well as those acquired through recent acquisitions, offset by assets becoming fully depreciated.

Amortization. Amortization of intangible assets totaled $69 million and $80 million in the 2026 nine-month period and the 2025 nine-month period, respectively. Amortization decreased during the 2026 nine-month period primarily due to finite-lived intangible assets becoming fully amortized, offset, in part, by additional amortization related to recently acquired stations.

Impairment of Intangible Assets. There was no impairment of intangible assets during the 2026 nine-month period.  During the 2025 nine-month period, we recorded a non-cash impairment charge of $28 million related to the changes to the network affiliation at one station.

Loss (Gain) on Disposal of Long-Lived Assets, Net. We recognized a loss on disposal of assets of $20 million in the 2026 nine-month period primarily due to our recognition of a non-cash loss on disposal of $22 million upon completion of the Station Swap as described in Note 3, “Acquisitions and Divestitures” within the accompanying condensed consolidated financial statements, offset, in part, by the recognition of gains on other disposals. The gain in the 2025 nine-month period was primarily on the sale of easements and the assignment of leases at some of our television broadcast tower sites.

Miscellaneous (Expense) Income, Net. Miscellaneous income, net totaled $8 million in the 2026 nine-month period due to a gain of $8 million from the sale of an investment. In the 2025 nine-month period, miscellaneous expense, net totaled $2 million primarily due to the Gray Pension Plan entering into an annuity contract that assumed the obligation to provide monthly annuity payments for a subset of the plan’s retirees beginning July 1, 2025. As a result, the plan was remeasured as of September 30, 2025, and we recorded a settlement charge of $4 million in the 2025 nine-month period, offset, in part, by other miscellaneous income.

Interest Expense. Interest expense decreased $3 million, or 1%, to $352 million for the 2026 nine-month period compared to the 2025 nine-month period, primarily due to our refinancing transactions, offset by interest rate changes on our term loan.

Loss from Early Extinguishment of Debt. The actions taken in our 2026 refinancing activities have resulted in a total net loss on early extinguishment of debt of $40 million in the 2026 nine-month period primarily as a result of the issuance of our 2034 1L Notes and the repayment of portions of our 2029 1L Notes. The actions taken in our 2025 refinancing activities have resulted in a total net loss on early extinguishment of debt of $6 million in the 2025 nine-month period primarily as a result of the issuance of our 2032 2L Notes and 2033 1L Notes, the repayment of our 2027 Notes and the repayment of portions of our term loans during the 2025 nine-month period.

Income Tax Expense (Benefit). We recognized an income tax expense of $27 million and an income tax benefit of $12 million in the 2026 nine-month period and the 2025 nine-month period, respectively. Our effective income tax expense rate was 27% in the 2026 nine-month period. Our effective income tax benefit rate was 14% in the 2025 nine-month period. We estimate our differences between taxable income or loss and recorded income or loss on an annual basis. Our tax provision for each quarter is based upon these full-year projections which are revised each reporting period. These projections incorporate estimates of permanent differences between U.S. GAAP income or loss and taxable income or loss, state income taxes and adjustments to our liability for unrecognized tax benefits. See Note 10, “Income Taxes” within the accompanying condensed consolidated financial statements for a reconciliation of our effective income tax rate.

Liquidity and Capital Resources

General. The following table presents data that we believe is helpful in evaluating our liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$258	$177
Net cash used in investing activities	(372)	(34)
Net cash used in financing activities	(100)	(96)
Net (decrease) increase in cash	$(214)	$47

	As of
	September 30, 2026	December 31, 2025
Cash	$154	$368
Long-term debt, including current portion, less deferred financing costs	$5,764	$5,744
Series A Perpetual Preferred Stock	$600	$650

Revolving Credit Facility:
Revolving Credit Facility commitment	$750	$750
Undrawn outstanding letters of credit	(5)	(5)
Borrowing availability under Revolving Credit Facility	$745	$745

As of September 30, 2026, our Securitization Facility (as defined in Note 1, “Basis of Presentation” within the accompanying condensed consolidated financial statements) had capacity of $379 million and it was fully drawn as of that date.

On October 8, 2026, we amended our 2019 Senior Credit Facility to, among other things, decrease the commitments under our revolving credit facility to $680 million, from $750 million and extend the maturity date from December 1, 2028 to July 15, 2030. See Note 15, “Subsequent Events” within the accompanying condensed consolidated financial statements.

On November 5, 2026, we amended our Securitization Facility to, among other things, (i) add an additional $50 million uncommitted tranche available to the SPV (as defined in Note 1, “Basis of Presentation” within the accompanying condensed consolidated financial statements), (ii) extend the scheduled termination date thereunder to November 5, 2029, (iii) reduce the drawn pricing margin from 1.25% to 1.15%, (iv) join certain parties as additional purchasers and (v) modify the concentration limits of certain obligor groups. See Note 15, “Subsequent Events” within the accompanying condensed financial statements.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities. Net cash provided by operating activities was $258 million in the 2026 nine-month period compared to $177 million in the 2025 nine-month period. The $81 million increase in net cash provided by operating activities in the 2026 nine-month period compared to the 2025 nine-month period was due to a $147 million increase in net income, a $43 million increase in non-cash operating activities, offset, in part, by $109 million used by working capital.

Net cash used in investing activities was $372 million in the 2026 nine-month period compared to $34 million for the 2025 nine-month period. The net increase in cash used was largely due to the 2026 Acquisitions and the purchase of property and equipment.

Net cash used in financing activities was $100 million in the 2026 nine-month period compared to net cash used in financing activities of $96 million in the 2025 nine-month period. Proceeds and repayments on long-term debt during the 2026 nine-month period and the 2025 nine-month period were due to our 2026 and 2025 refinancing and repayment activities. During the 2026 nine-month period and 2025 nine-month period, proceeds from borrowings on long-term debt were $940 million and $1,855 million, respectively. During the 2026 and 2025 nine-month periods, repayments on borrowings on long-term debt were $928 million and $1,858 million, respectively. During both the 2026 nine-month period and 2025 nine-month period, we used $39 million of cash to pay dividends to holders of our preferred stock. During the 2026 nine-month period and 2025 nine-month period, we used $25 million and $24 million to pay dividends to holders of our common stock, respectively. During the 2026 nine-month period, we used $30 million of cash to repurchase 50,000 shares of our Series A Perpetual Preferred Stock having an aggregate liquidation preference of $50 million.

Liquidity. Based on current interest rates and debt outstanding, including refinancing activities described in Note 15, “Subsequent Events” within the accompanying condensed consolidated financial statements, we estimate that we will make approximately $430 million in debt interest payments over the twelve months immediately following September 30, 2026.

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

Subsequent Events. For more information on transactions that occurred after September 30, 2026, see Note 15, "Subsequent Events" within the accompanying condensed consolidated financial statements.

Collateral, Covenants and Restrictions of our Credit Agreements. Our obligations under our 2019 Senior Credit Facility, the 2029 1L Notes, the 2033 1L Notes, the 2034 1L Notes and the 2032 2L Notes are secured by substantially all of our consolidated assets, excluding real estate. In addition, substantially all of our subsidiaries (subject to certain limited exceptions) are joint and several guarantors of, and our ownership interests in those subsidiaries are pledged to collateralize, our obligations under those same obligations. We are a holding company, and have no material independent assets or operations. For all applicable periods, the senior unsecured 2030 Notes and 2031 Notes have been fully and unconditionally guaranteed, on a joint and several, senior unsecured basis, by substantially all of our subsidiaries (subject to certain limited exceptions). Any subsidiaries that do not guarantee the our secured and unsecured obligations are not material or are designated as unrestricted under our 2019 Senior Credit Facility. As of September 30, 2026, there were no significant restrictions on our subsidiaries to distribute cash to us or the guarantor subsidiaries.

Our 2019 Senior Credit Facility contains affirmative and restrictive covenants with which we must comply, including: (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on guarantees, (e) limitations on investments and acquisitions, (f) limitations on the payment of dividends and share repurchases, (g) limitations on mergers and other fundamental changes and (h) maintenance of a first lien net leverage ratio not to exceed certain maximum limits in the event revolving loans are outstanding under the revolving credit facility or more than $50 million of undrawn letters of credit are outstanding that have not been cash collateralized as of the last day of the applicable fiscal quarter, as well as other customary covenants for credit facilities of this type. Our secured and unsecured debt obligations include covenants with which we must comply which are typical for financing transactions of their nature. As of September 30, 2026 and December 31, 2025, we were in compliance with all required covenants under all of our debt obligations.

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

Leverage Ratio Denominator gives effect to the revenue and broadcast expenses of all completed acquisitions and divestitures as if they had been acquired or divested, respectively, on October 1, 2024. It also gives effect to certain operating synergies expected from the acquisitions and related financings, and adds back professional fees incurred in completing the acquisitions. Certain of the financial information related to the acquisitions, if applicable, has been derived from, and adjusted based on, unaudited, un-reviewed financial information prepared by other entities, which Gray cannot independently verify. We cannot assure you that such financial information would not be materially different if such information were audited or reviewed, and no assurances can be provided as to the accuracy of such information, or that our actual results would not differ materially from this financial information if the acquisitions had been completed on the stated date. In addition, the presentation of Leverage Ratio Denominator as determined in our 2019 Senior Credit Facility and the adjustments to such information, including expected synergies, if applicable, resulting from such transactions, may not comply with U.S. GAAP or the requirements for pro forma financial information under Regulation S-X under the Securities Act of 1933. Leverage Ratio Denominator, as determined in our 2019 Senior Credit Facility, represents an average amount for the preceding eight quarters then ended.

“Specified Transaction Costs and Expenses” are defined in our 2019 Senior Credit Facility and include incremental expenses incurred specific to acquisitions and divestitures, including but not limited to legal and professional fees, severance and incentive compensation, and contract termination fees. We present certain line items from our selected operating data, net of transaction related expenses, in order to present a more meaningful comparison between periods of our operating expenses and our results of operations. Our “Capitalized Lease Obligations” are defined in our 2019 Senior Credit Facility and include certain leases accounted for as finance leases in accordance with U.S. GAAP.

Our “Consolidated First Lien Net Debt,” “Consolidated Secured Net Debt” and “Consolidated Total Net Debt,” in each case, net of all cash, represent the amount of outstanding principal of our long-term debt, plus certain other obligations as defined in our 2019 Senior Credit Facility for the applicable amount of indebtedness.

Below is a calculation of our “Leverage Ratio Denominator” “Consolidated First Lien Net Leverage Ratio,” “Consolidated Secured Net Leverage Ratio” and “Consolidated Total Net Leverage Ratio,” each as defined in our 2019 Senior Credit Facility as of September 30, 2026:

Eight Quarters Ended
September 30, 2026
(in millions)
Net income	$156
Adjustments to reconcile from net income to Leverage Ratio Denominator as defined in our 2019 Senior Credit Facility:
Depreciation	270
Amortization of intangible assets	204
Non-cash stock-based compensation	40
Loss on disposal of assets, net	6
Interest expense	948
Loss on early extinguishment of debt	15
Income tax expense	47
Impairment of investments, goodwill and other intangible assets	74
Amortization of program broadcast rights	55
Payments for program broadcast rights	(55)
Pension expense	3
Adjustments for unrestricted subsidiaries	43
Adjustments for stations acquired or divested, financings and expected synergies during the eight quarter period	161
Specified Transaction Costs and Expenses	22
Other	2
Total eight quarters ended September 30, 2026	$1,991
Leverage Ratio Denominator (total eight quarters ended September 30, 2026, divided by 2)	$996

September 30, 2026
(dollars in millions)

Total outstanding principal secured by a first lien	$2,684
Cash	(154)
Consolidated First Lien Net Debt	$2,530
Consolidated First Lien Net Leverage Ratio
(maximum permitted incurrence is 3.50 to 1.00) (1)	2.54

Total outstanding principal secured by a lien	$3,834
Letters of credit and Capitalized Lease Obligations	6
Cash	(154)
Consolidated Secured Net Debt	$3,686
Consolidated Secured Net Leverage Ratio
(maximum permitted incurrence is 5.50 to 1.00) (2)	3.70

Total outstanding principal, including current portion	$5,822
Letters of credit and Capitalized Lease Obligations	6
Cash	(154)
Consolidated Total Net Debt	$5,674
Consolidated Total Net Leverage Ratio
(maximum permitted incurrence is 7.00 to 1.00)	5.70

(1) At any time any amounts are outstanding under our revolving credit facility, our maximum Consolidated First Lien Net Leverage Ratio cannot exceed 4.25 to 1.00.

(2) For the 2032 2L Notes the maximum permitted Second Lien incurrence is 4.5 to 1.00.

Capital Expenditures. We currently expect that our routine capital expenditures will be approximately $45 million for the remainder of 2026, which includes several significant station construction projects and capital expenditures at Assembly Atlanta. Required public infrastructure investment at Assembly Atlanta is substantially complete, and future reimbursements of public infrastructure costs, if any, are expected to be not material.

Other. We file a consolidated federal income tax return and such state and local tax returns as are required. During the 2026 three-month period and nine-month period, we made $18 million and $60 million of federal or state income tax payments, respectively. For the remainder of 2026,  we currently expect to make income tax payments of approximately $20 million. As of December 31, 2025, we have an aggregate of approximately $258 million of various state operating loss carryforwards, of which we expect that approximately $162 million will not be utilized due to Section 382 limitations under the Internal Revenue Code and those that will expire prior to utilization. After applying our state effective tax rate, this amount is included in our valuation allowance for deferred tax assets.

During the 2026 nine-month period, we did not make a contribution to our defined benefit pension plan. During the remainder of 2026, we do not expect to contribute to this pension plan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe that the market risk of our financial instruments as of September 30, 2026 has not materially changed since December 31, 2025. Our market risk profile on December 31, 2025 is disclosed in our 2025 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the CEO and CFO have concluded that our controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part I, Item 3, of our 2025 Form 10-K. For more information, see Note 12. “Commitments and Contingencies” within the accompanying condensed consolidated financial statements.

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

Item 5.  Other Information

Trading Arrangements

Effective September 17, 2026, Donald P. LaPlatney, Director, President and Co-Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement that will terminate on the earlier of December 31, 2026, or execution of all trades or expiration of all the orders relating to such trades under the plan. Up to 115,280 shares of common stock may be sold under the plan. The plan is subject to a mandatory cooling-off period under Rule 10b5-1 and is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act.

None of the other Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2026.

Sixth Amendment to the Receivables Purchase Agreement

The information set forth below is included for the purpose of providing disclosure under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K.

As previously disclosed, on February 23, 2023, the Company and certain of its subsidiaries entered into the Securitization Facility with Wells Fargo Bank, N.A., as administrative agent.

On November 5, 2026, the Company, the SPV (as defined in Note 1, “Basis of Presentation” within the accompanying condensed consolidated financial statements), certain purchasers party thereto, the group agents party thereto and Wells Fargo Bank, N.A. entered into the sixth amendment (the “Amendment”) to the receivables purchase agreement, dated as of February 23, 2023 (as amended, including by the Amendment, the “Receivables Purchase Agreement”), by and among the SPV, the Company, as servicer, Wells, as administrative agent, and the Purchasers, pursuant to which, among other things, the Company (i) added an additional $50 million uncommitted tranche available to the SPV, (ii) extended the scheduled termination date thereunder to November 5, 2029, (iii) reduced the drawn pricing margin from 1.25% to 1.15%, (iv) joined certain parties as additional purchasers and (v) modified the concentration limits of certain obligor groups. Other than as amended by the Amendment, all other terms under the Receivables Purchase Agreement and other documents related to the Securitization Facility remain in full force and effect, without modification.

The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to the Company. Accordingly, the SPV’s assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPV may be remitted to the Company.

The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits

The following exhibits are filed as part of this quarterly report:

Exhibit Number	Description of Document

4.1

Indenture, dated as of August 21, 2026, by and among Gray Media, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2026)

4.2	Form of 7.500% Senior Secured First Lien Note due 2034 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 21, 2026)
10.1

Seventh Amendment to Credit Agreement, dated as of October 8, 2026, among Gray Media, Inc., the Revolving Credit Lenders and Issuing Banks party thereto, the Guarantors party thereto, and Wells Fargo Bank, National Association, as administrative agent, Issuing Bank and Swing Line Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2026)

10.2

Eighth Amendment to Credit Agreement, dated as of October 9, 2026, among Gray Media, Inc., the Revolving Credit Lenders and Issuing Banks party thereto, the Guarantors party thereto, and Wells Fargo Bank, National Association, as administrative agent, Issuing Bank and Swing Line Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2026)

10.3	Sixth Amendment to the Receivables Purchase Agreement, dated as of November 5, 2026, by and among Gray AR, LLC, as seller, and Gray Media, Inc., in its individual capacity and as initial Master Servicer (as defined therein), the purchasers party thereto, the group agents party thereto, PNC Capital Markets LLC, as structuring agent and Wells Fargo Bank, N.A., as administrative agent
31.1	Rule 13(a) – 14(a) Certificate of Chief Executive Officer
31.2	Rule 13(a) – 14(a) Certificate of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Gray Media, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAY MEDIA, INC.
(Registrant)

Date: November 6, 2026	By:	/s/ Jeffrey R. Gignac
Jeffrey R. Gignac
Executive Vice President and Chief Financial Officer